Form 10-Q
period 1995-03-31
KOSS CORP
filed 1995-05-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 1995
                                     OR
         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




KOSS CORPORATION                           Commission file number 0-3295
- - -------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                                39-1168275
- - -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


4129 North Port Washington Avenue, Milwaukee, Wisconsin   53212
- - -------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:     (414) 964-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X           NO
                                ---             ---
At March 31, 1995, there were 3,293,757 shares outstanding of the Registrant's common stock, $0.01 par value per share.




                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 March 31, 1995


                                     INDEX



                                                                      Page
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Consolidated Balance Sheets
                 March 31, 1995 (Unaudited) and June 30, 1994            3

                 Condensed Consolidated Statement
                 of Income (Unaudited)
                 Three months and Nine months
                 ended March 31, 1995 and 1994                           4

                 Condensed Consolidated Statement of Cash
                 Flows (Unaudited)
                 Nine months ended March 31, 1995 and 1994               5

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited) March 31, 1995                   6-7

         Item 2  Management Discussion and Analysis of
                 Financial Condition and Results of Operations           8-9


PART II   OTHER INFORMATION                                              10





                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         March 31, 1995      June 30,1994
                                                                           (Unaudited)           (*)
                                                                       -----------------------------------
 ASSETS
      Current Assets:
           Cash                                                          $   175,546          $    37,355
           Accounts receivable, net                                        8,214,881            7,396,902
           Inventories                                                     9,898,847            7,837,319
           Prepaid expenses                                                  230,263              544,353
           Income tax receivable                                                  --              426,236
           Prepaid income tax                                                268,486              268,486
- - ---------------------------------------------------------------------------------------------------------
                Total current assets                                      18,788,023           16,510,651

      Property and Equipment, net                                          2,200,140            2,168,335
      Intangible and Other Assets                                            531,310              541,420
- - ---------------------------------------------------------------------------------------------------------
                                                                         $21,519,473          $19,220,406
=========================================================================================================

 LIABILITIES AND STOCKHOLDERS' INVESTMENT

      Current Liabilities:

           Accounts payable                                              $ 1,283,580          $ 1,266,553
           Accrued liabilities                                               625,429              734,076
           Current maturities of long-term debt                                6,152               12,376
- - ---------------------------------------------------------------------------------------------------------
                Total current liabilities                                  1,915,161            2,013,005

      Long-Term Debt                                                       2,375,000            2,068,741
      Deferred Income Taxes                                                   87,202               87,202
      Deferred Compensation and Other Liabilities                            985,987              902,830
      Stockholders' Investment                                            16,156,123           14,148,628
- - ---------------------------------------------------------------------------------------------------------
                                                                         $21,519,473          $19,220,406
=========================================================================================================



* The balance sheet at June 30, 1994, has been prepared from the audited financial statements at that date.

See accompanying notes.



                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                      Three Months                   Nine Months
 Period Ended March 31                             1995        1994             1995             1994
- - ------------------------------------------------------------------------------------------------------------
 Net sales                                      $ 7,671,860    $ 7,290,126      $25,850,714      $27,325,173
 Cost of goods sold                               5,721,390      4,939,506       17,648,142       18,235,117
- - ------------------------------------------------------------------------------------------------------------
 Gross profit                                     1,950,470      2,350,620        8,202,572        9,090,056
 Selling, general and
    administrative expense                        1,789,492      1,627,809        6,135,031        5,866,396
- - ------------------------------------------------------------------------------------------------------------
 Income from operations                             160,978        722,811        2,067,541        3,223,660
 Other income (expense)
    Royalty income                                  270,881        242,078        1,294,809          905,891
    Interest income                                  26,755         16,537           68,780           42,713
    Interest expense                                (89,757)       (70,028)        (268,780)        (211,158)
- - ------------------------------------------------------------------------------------------------------------
 Income before income tax provision                 368,857        911,398        3,162,350        3,961,106
 Provision for income taxes                         133,464        345,639        1,226,742        1,534,169
- - ------------------------------------------------------------------------------------------------------------
    Net income                                  $   235,393    $   565,759      $ 1,935,608      $ 2,426,937
============================================================================================================
 Number of common and common
    equivalent shares used in
    computing earnings per share                  3,650,903      3,749,008        3,670,307        3,793,480
============================================================================================================

    Earnings per common and common
    equivalent share                                  $0.06          $0.15            $0.53            $0.64
============================================================================================================
 Dividends per common share                            None           None             None             None
============================================================================================================


See accompanying notes.





                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



 Nine Months Ended March 31                                          1995        1994
- - ----------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
      Net income                                                   $ 1,935,608    $  2,426,937
      Adjustments to reconcile net
           income to net cash provided (used)
           by operating activities:
                Depreciation and amortization                          733,990         552,787
                Deferred compensation and other liabilities            (22,825)       (123,964)
                Income tax receivable                                  426,236              --
                Net changes in operating assets and
                     liabilities                                    (2,657,037)     (1,671,630)
- - ----------------------------------------------------------------------------------------------
                Net cash provided by
                    operating activities:                              415,972       1,184,130
- - ----------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING
 ACTIVITIES:
      Acquisition of equipment
           and leasehold improvements                                 (660,402)       (308,683)
- - ----------------------------------------------------------------------------------------------
           Net cash used in
               investing activities                                   (660,402)       (308,683)
- - ----------------------------------------------------------------------------------------------
 CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Repayments under line of credit agreements                   (10,466,740)     (9,245,000)
      Borrowings under line of credit agreements                    10,773,000       8,253,000
      Principal payments on
           long-term debt                                               (9,336)         (9,336)
      Exercise of stock options                                         85,697         323,073
- - ----------------------------------------------------------------------------------------------
            Net cash provided
                by financing activities                                382,621        (678,263)
- - ----------------------------------------------------------------------------------------------
      Net increase in cash                                             138,191         197,184
      Cash at beginning of year                                         37,355         190,448
- - ----------------------------------------------------------------------------------------------
      Cash at end of quarter                                       $   175,546    $    387,632
==============================================================================================



See accompanying notes




                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 1995
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1994, Annual Report on Form 10-K. The income from operations for the period ended March 31, 1995, is not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 358,023 and 552,108 related to stock option grants were included in the computation of the average number of shares outstanding for the quarter ending March 31, 1995 and 1994 respectively.

3.   INVENTORIES

     The classification of inventories is as follows:


                                                  March 31, 1995           June 30, 1994
                   ---------------------------------------------------------------------
                   Raw materials and
                     work in process               $5,951,833               $4,294,347
                   Finished goods                   4,525,328                4,121,286
                   ---------------------------------------------------------------------
                                                   10,477,161                8,415,633
                   LIFO Reserve                      (578,314)                (578,314)
                   ---------------------------------------------------------------------
                                                   $9,898,847               $7,837,319
                   =====================================================================





                                    6 of 11

4.   STOCK PURCHASE AGREEMENT

     The Company has an agreement with its Chairman, John C. Koss, to purchase stock from his estate in the event of his death. This purchase obligation is optional in the part of the personal representation of Mr. Koss' estate, and the option must be exercised within 12 months after Mr. Koss' death. The purchase price is 95% of the fair market value of the common stock on the date that notice to purchase is provided to the Company. The total number of shares to be purchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due within 60 days of demand and to execute a promissory note payable quarterly over four years at the then-current prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to assist in the funding of this obligation.

5.   DEFERRED COMPENSATION

     In 1991 the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of this life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $105,080 in connection with this agreement, which represents the present value of anticipated future payments. In connection with this expense, at March 31, 1995 and 1994, respectively, the related liabilities in the amounts of $412,370 and $297,290 have been included as "Deferred Compensation and other Liabilities" on the accompanying balance sheets.





                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 March 31, 1995

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the nine months ended March 31, 1995 amounted to $415,972. The Company expects to generate adequate amounts of cash from operations to meet current future operating needs, but maintains sufficient borrowing capacity to fund any shortfall.

Working capital was $16,872,862 at March 31, 1995. The increase of $2,375,216 from the balance at June 30, 1994 represents primarily an increase in accounts receivable of $817,979 as a result of higher sales volume, and an increase of $2,061,528 in inventory in anticipation of higher sales.

For the nine months ended March 31, 1995, capital expenditures for new property and equipment (including production tooling) were $660,402. Depreciation charges aggregated $203,893 for the quarter. For the fiscal year ending June 30, 1995, the Company expects its capital expenditures to be approximately $1,000,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $16,156,123 at March 31, 1995, from $14,148,628 at June 30, 1994. The increase reflects primarily the income for the nine months. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured, revolving credit facility with a bank which runs through March 15, 1997 and allows the Company to borrow up to a maximum of $8 million. Borrowings under the new credit facility will bear interest, as selected by the Company from time to time, (1) at the banks prime rate, or (2) at a rate equal to 225 basis points in excess of the per annum interest rate at which U.S. dollar deposits, of an amount comparable to the amount of the Company's loan and for a period equal to the relevant interest period selected by the Company, are offered generally to the Company's bank. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of the available line as of March 31, 1995 totaled $2,720,044, consisting of $2,375,000 in borrowings and $345,044 in commitments for foreign letters of credit. Utilization of the Company's previous line of credit with the same bank as of June 30, 1994 totaled $2,477,700, consisting of $2,068,741 in borrowings and $408,959 in commitments for foreign letters of credit.




                                    8 of 11

The Company's Canadian subsidiary has a line of credit of $550,000. The interest rate is the prime rate plus 1-1/2%. The credit facility is subject to the availability of qualifying receivables and inventories which serve as collateral for the borrowings. Loan advances against the line were $0 at March 31, 1995, and $0 at June 30, 1994.

Results of Operations

Net sales for the quarter ended March 31, 1995, were $7,671,860 compared with $7,290,126 for the same period in 1994, an increase of $381,734. Net sales for the nine months ended March 31, 1995 were $25,850,714 compared with $27,325,173 for the same period in 1994, a decrease of $1,474,459. This decrease was primarily a result of slow retail orders in July and August.

Gross profit as a percent of net sales was 25% for the quarter ended March 31, 1995 compared with 32% for the same period in 1994. For the nine month period ended March 31, 1995, the gross profit percentage was 32% compared with 33% for the period in 1994. The decreases relate to higher than expected labor costs related to newer customized items and a less profitable mix of products sold.

Selling, general and administrative expenses for the quarter ended March 31, 1995 were $1,789,492 or 23%, as against $1,627,809 or 22%, for the same period in 1994. For the nine month period ended March 31, 1995, such expenses were $6,135,031 or 24%, as against $5,866,396 or 21%, for the same period in 1994.
The increase is attributed to an increase in promotional and marketing expenses.

For the third quarter ended March 31, 1995, income from operations was $160,978 versus $722,811 for the same period in the prior year. Income from operations for the nine months ended March 31, 1995 was $2,067,541 as compared to $3,223,660 for the same period in 1994. The decrease is primarily related to lower gross profits and a general increase in selling and administrative expenses.

Net interest expense amounted to $89,757 for the quarter as compared to $70,028 for the same period in the prior year. For the nine month period, the interest expense amounted to $268,780 compared with $211,158 for the same period in the prior year. The increase is a result of the Company borrowing at higher levels and higher interest rates as compared to the same period last year.

The Company has a license agreement with Hagemeyer, N.V., a diverse international trading company based in the Netherlands. Hagemeyer, N.V. has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution business in Asia, Europe, and North America. Royalty income for the quarter ended March 31, 1995 was $270,881 versus $242,078 in the quarter ended March 31, 1994. The Company recognizes royalty income when earned.





                                    9 of 11

PART II  OTHER INFORMATION

Item 4    Submission of Matters to Vote of Security Holders

          There were no matters submitted to a vote of security holders during the quarter ended March 31, 1995. However, the following information relates to the Company's annual meeting of stockholders which was held on October 20, 1994:

          There were 3,240,680 shares of common stock eligible to vote at the Annual Meeting, of which 2,619,520 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

                                                         Number of Votes
                                                         ---------------
                                                 For                     Withheld
                                                 ---                     --------
          Nominees for one-year
          terms ending in 1995:

          John C. Koss                            2,616,136                3,384
          Thomas L. Doerr                         2,616,313                3,207
          Victor L. Hunter                        2,616,234                3,286
          Michael J. Koss                         2,616,039                3,481
          Lawrence S. Mattson                     2,615,463                4,057
          Martin F. Stein                         2,615,913                3,607
          John J. Stollenwerk                     2,616,313                3,207

                                                         Number of Votes
                                                         ---------------
                                                 For          Against     Abstain
                                                 ---          -------     -------
          Appointment of Price
          Waterhouse L.L.P. as
          independent auditors
          for the year ended June 30, 1995        2,614,986    2,640       1,894


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits Filed.

             10 Loan Agreement dated February 17, 1995 by and between the Company and LaSalle National Bank

             27  Financial Data Schedule

         (b) Reports on Form 8-K. Not applicable. There were no reports on Form 8-K filed by the Company during the period covered by this report.


                                    10 of 11

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                      KOSS CORPORATION



         Dated:  5/11/95              /s/ Michael J. Koss
                 -------              ----------------------------
                                      Michael J. Koss, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer

         Dated:  5/11/95              /s/ Sue Sachdeva
                 -------              ----------------------------
                                      Sue Sachdeva
                                      Vice President -- Finance





                                    11 of 11

                                 EXHIBIT INDEX




           Designation
           of Exhibit                                Exhibit Title
           ----------                                -------------
                10                                   Loan Agreement dated
                                                     February 17, 1995

                27                                   Financial Data Schedule
