Form 10-K
period 1995-06-30
KOSS CORP
filed 1995-09-25
CIK 56701

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended June 30, 1995

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

KOSS CORPORATION                                   Commission file number 0-3295
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

A Delaware Corporation                                    391168275
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4129 North Port Washington Avenue, Milwaukee, Wisconsin 53212
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (414) 964-5000
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
- -------------------                    -----------------------------------------
       NONE                                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value (voting)
                     --------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $13,537,000 on September 15, 1995 based upon a closing price on such date of $7.25 per share as listed in the Wall Street Journal.

On September 15, 1995, 3,322,507 shares of voting common stock were outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------
Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report (General Instruction G(3)). The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1986, 1988, 1989, and 1990, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                                     PART I

Item 1.  BUSINESS.

As used herein, the term "Company" means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, audio/video loudspeakers, and related accessory products.

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                1995             1994             1993
                                ----             ----             ----
Stereophones                    77%              74%              78%

The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 11,000 domestic retail outlets. International markets are served by a foreign sales subsidiary in Canada and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

Management believes that it has sources of raw materials that are adequate for its needs.

The Company regularly applies for registration of its trademarks and has numerous patents. Certain of its trademarks are of material value and importance to the conduct of its business. Although the Company considers protection of its proprietary developments important, the Company's business is not, in the opinion of management, materially dependent upon any single patent.

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 54% of sales occurred in the first six months of the fiscal year and 46% of sales occurred in the latter six months of the fiscal year.

The Company's working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. The Company provides extended payment terms for product sales to certain customers. Based on historical trends, management does not expect these practices to have any material effect on net sales or revenues. The Company's current backlog of orders is not material in relation to annual net sales.

The Company markets its products to approximately 2,000 customers worldwide. During 1995 the Company's sales to its largest single customer, Tandy Corporation, were 18% of total sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 33% of total sales in 1995.

Although competition in the stereophone market has increased this past year, the Company has maintained its competitive position as a leading marketer and producer of high fidelity stereophones in the United States. In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $306,000 during fiscal 1995 as compared with $310,000 during fiscal 1994 and $316,000 during fiscal 1993. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 1995, the Company employed 148 people. The Company also utilizes temporary personnel to meet seasonal production demands.

Foreign Sales.

The Company services the Canadian market through its wholly-owned subsidiary Koss Ltd., a Canadian corporation. Other international markets are serviced through manufacturers representatives or independent distributors with product produced in the United States. In the opinion of management, the Company's competitive position and risks attendant to the conduct of its business in such markets are comparable to the domestic market. For further information, see
Note 8 to consolidated financial statements accompanying this Form 10-K.


Item 2.  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The new lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The Company leases approximately 6,500 square feet of office, service and warehouse space in Canada.

All facilities are in good repair and, in the opinion of management, are suitable for the Company's purposes.


Item 3.  LEGAL PROCEEDINGS.

Neither Koss nor its subsidiaries are subject to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 1,240 holders of the Company's common stock as of September 15, 1995. The Company's previous lending agreement prohibited the payment of cash dividends on the common stock. No cash dividends have been paid for the years ended June 30, 1995, 1994, and 1993. (See note 2 to the financial statements accompanying this report.) The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                          Fiscal Year 1995     Fiscal Year 1994
                          ----------------     ------------------
 Quarter                  High        Low      High         Low
 -------                  ---------------      ------------------
 First                    $13-1/4   $8-0/0     $20-3/4    $10-1/2

 Second                   $13-3/4   $9-0/0     $20-1/4    $11-3/4

 Third                    $10-7/8   $6-1/2     $15-1/4     $9-0/0

 Fourth                   $ 7-1/4   $5-0/0     $14-3/4     $9-3/4


Item 6.  SELECTED FINANCIAL DATA.


                                 1995          1994               1993               1992               1991
- ----------------------------------------------------------------------------------------------------------------
 Net sales                    $33,432,344   $35,561,322        $32,137,448        $26,020,624        $24,325,513

 Income before
   extraordinary
   credit                      $2,087,994    $2,800,855         $2,790,759           $744,328           $416,603

 Per share of
   common stock:
   Income before
     extraordinary
     credit                         $0.58         $0.75              $0.82              $0.23              $0.13

 Total assets                 $20,972,923   $19,220,406        $17,542,085        $13,252,217        $14,669,992

 Long-term debt                  $570,000    $2,068,741         $3,286,632         $3,158,741         $4,005,464

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY

During 1995, cash provided by operations was $1,751,464. Working capital was $15,462,600 at June 30, 1995. The increase of $964,954 from the balance at June 30, 1994 represents primarily the net effect of an increase of $1,558,596 in inventory, an increase of $132,521 in prepaid expenses, an increase of $160,181 in other assets, an increase in accounts payable of $460,158, an increase in accrued liabilities of $196,584 and a decrease of $154,040 in accounts receivable. The increase in inventory is primarily due to an unexpected decline in computer speaker sales. Volume is expected to be sufficient in fiscal year 1996 to profitably decrease the current level of computer speakers.

Capital expenditures for new property and equipment including production tooling were $806,551, $370,839, and $699,235 in 1995, 1994, and 1993,
respectively. Depreciation charges aggregated $691,492, $638,125, and $728,156 for the same fiscal years. Budgeted capital expenditures for fiscal year 1996 are $1,600,000. The Company expects to generate sufficient funds through operations to fulfill these expenditures.

Stockholders' investment increased to $15,341,426 at June 30, 1995 from $12,658,628 at June 30, 1994. The increase reflects primarily net income and
the exercise of stock options for the year.   No cash dividends have been paid
since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1997. This credit facility provides for borrowings up to a maximum of $8 million. Borrowings under this credit facility bear interest at the bank's prime rate or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of June 30, 1995 totaled $682,808, consisting of $570,000 in borrowings and $112,808 in commitments for foreign letters of credit. In addition, the Company recently negotiated a $2 million credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its Common Stock utilizing the aforementioned $2 million line of credit. If the Company decides to make any such purchases, it may do so from time to time as conditions warrant either in open-market transactions or privately-negotiated purchases.

The Company's Canadian subsidiary has a line of credit of $550,000. Borrowings under this credit facility bear interest at the bank's prime rate plus 1.25%. This credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. As of June 30, 1995, $550,000 was available, of which none was being utilized. The due date for the line is October 31, 1995 and the Company expects the line will be renewed on substantially the same terms.

1995 RESULTS COMPARED WITH 1994


Net sales for 1995 were $33,432,344 compared with $35,561,322 in 1994, a decrease of $2,128,978 or 6%. This decrease was the result of a decline in computer speaker sales as compared to the previous year and an increase in sales returns by dealers for repairs and credit. Sources indicate that credit returns were common throughout the retail industry and not limited to the Company.

Gross profit was $10,622,307 or 31.8% in 1995 compared with $11,874,351 or 33.4% in 1994. The decrease relates to higher than expected labor costs related to newer customized items and a less profitable mix of products in the last two quarters of the fiscal year.

Selling, general and administrative expenses increased from $8,191,504 in 1994 to $8,376,204 in 1995. This increase is mainly attributed to higher professional fees including the cost related to maintaining the company's worldwide patents and trademarks.

Income from operations was $2,246,103 in 1995 compared with $3,682,847 in 1994, a decrease of 39%. Interest expense for 1995 was $317,922 compared with $246,911 in 1994. The increase is primarily due to increased levels of borrowings during the fiscal year.

The Company has a license agreement with Trabelco N.V., a subsidiary of Hagemeyer, N.V. Hagemeyer, N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution business in Asia, Europe and North America. Royalty income earned in connection with the license agreement in 1995 was $1,412,723 as compared to $1,108,458 in 1994. This increase in royalty income is a result of Trabelco N.V. experiencing higher sales volumes on products under the license agreement. The license agreement expires December 31, 1997, however, can be renewed for additional three year periods at the option of Trabelco N.V.

1994 RESULTS COMPARED WITH 1993


Net sales for 1994 were $35,561,322 compared with $32,137,448 in 1993, an increase of $3,423,874 or 11%. This increase was the result of higher sales of current products as well as the introduction of new products.

Gross profit was $11,874,351 or 33.4% of net sales in 1994 compared with $11,351,328 or 35.3% in 1993. Increased customer demand during this fiscal year for some product lines resulted in the company spending more on air freight than anticipated. This in turn directly affected the decrease in gross profit for the year.

Selling, general and administrative expenses increased from $7,177,946 in 1993 to $8,191,504 in 1994. This increase is directly attributed to higher promotional activities related to new products and trade show activities in the computer market.

Income from operations was $3,682,847 in 1994 compared with $4,173,382 in 1993, a decrease of 12%. Interest expense for 1994 was $246,911 compared with $312,501 in 1993. The decrease is due to lower levels of borrowing throughout the fiscal year.

The Company has a license agreement with Trabelco N.V., a subsidiary of Hagemeyer, N.V. Hagemeyer N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution business in Asia, Europe and North America. Royalty income earned in connection with the license agreement in 1994 was $1,108,458 as compared to $610,795 in 1993. This increase in royalty income is a result of Trabelco N.V. experiencing higher sales volumes on products under the license agreement.

MANAGEMENT'S REPORT

The consolidated financial statements and related financial information included in this report are the responsibility of management as to preparation, presentation and reliability. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on best estimates and judgments.

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company.

The Board of Directors, acting through the Audit Committee, is responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and the findings. The independent auditors have direct access to the Audit Committee, with or without the presence of management representatives, to discuss the scope and the results of their audit work. The Audit Committee is comprised solely of non-employee directors.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 1995 and 1994 and for each of the three years in the period ended June 30, 1995 and the notes thereto, and the report of independent accountants thereon are set forth on pages 14 to 25.

Selected unaudited quarterly financial data is as follows:

                                                                       Quarter
                                                                       -------
 1995                                         First       Second          Third           Fourth
 ----                                         -----       -------         -----           ------
 Net sales                                   $8,372,902   $9,805,952      $7,671,860      $7,581,630
 Gross profit                                 2,865,103    3,386,999       1,950,470       2,419,735
 Net income                                     710,378      989,837         235,393         152,386
 Earnings per common
  and common equivalent
  share.                                            .19          .27             .06             .04

                                                                       Quarter
                                                                       -------
 1994                                         First       Second          Third           Fourth
 ----                                         -----       -------         -----           ------
 Net sales                                  $10,076,798   $9,958,249      $7,290,126      $8,236,149
 Gross profit                                 3,503,153    3,236,283       2,350,620       2,784,295
 Net income                                     928,802      932,376         565,759         373,918
 Earnings per common
  and common equivalent share.                      .24          .25             .15             .10

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" section of the Koss Corporation Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"), which 1995 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 1995 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS
- -- Information As To Nominees" and "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" sections of the 1995 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 1995 Proxy Statement.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   The following documents are filed as part of this report:

     1.   Financial Statements
          The following consolidated financial statements of Koss Corporation are set forth on pages 14 to 25:

          Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
          Consolidated Statements of Income for the Years
             Ended June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . .   15
          Consolidated Balance Sheets as of June 30, 1995 and 1994  . . . . . . . . . . . . . . .   16
          Consolidated Statements of Cash Flows
             for the Years Ended June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . .   17
          Consolidated Statements of Stockholders' Investment
             for the Years Ended June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . .   18
          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   19


     2.   Financial Statement Schedules
          All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

     3.   Exhibits Filed

           3.5 Articles of Koss Corporation, as amended and in effect on February 6, 1987.

           3.7 By-Laws of Koss Corporation, as amended and in effect on February 6, 1987.

           4.1      Articles of Incorporation of Koss Corporation.
                    (see Exhibit 3.5)

           4.2      By-Laws of Koss Corporation.  (see Exhibit 3.7)

          10.1      Officer Loan Policy.

          10.2      Directors' Stock Purchase Plan.

          10.3      Supplemental Medical Care Reimbursement Plan.

          10.4      Death Benefit Agreement with John C. Koss.

          10.5      Stock Repurchase Agreement with John C. Koss.

          10.6      Salary Continuation Resolution for John C. Koss.

          10.7      1983 Incentive Stock Option Plan.

          10.8      Assignment of Lease to John C. Koss.

          10.9      Addendum to Lease.

         10.10      1990 Flexible Incentive Stock Plan.

         10.12      Loan Agreement, effective as of February 17, 1995.

         10.13 Amendment dated June 15, 1995 to Loan Agreement effective as of February 17, 1995.

         22.        List of Subsidiaries of Koss Corporation.

         27.        Financial Data Schedule.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 12 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
July 20, 1995

CONSOLIDATED STATEMENTS OF INCOME


Year Ended June 30,                                                1995                  1994                   1993
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                                        $33,432,344        $35,561,322             $32,137,448
Cost of goods sold                                                22,810,037         23,686,971              20,786,120
- -----------------------------------------------------------------------------------------------------------------------
Gross profit                                                      10,622,307         11,874,351              11,351,328
Selling, general and
  administrative expense                                           8,376,204          8,191,504               7,177,946
- -----------------------------------------------------------------------------------------------------------------------
Income from operations                                             2,246,103          3,682,847               4,173,382
Other income (expense)
  Interest income                                                     98,090             56,461                  44,083
  Interest expense                                                  (317,922)          (246,911)               (312,501)
  Royalty income                                                   1,412,723          1,108,458                 610,795
- -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         3,438,994          4,600,855               4,515,759
Provision for income taxes (note 4 )                               1,351,000          1,800,000               1,725,000
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                        $2,087,994         $2,800,855              $2,790,759
=======================================================================================================================
Number of common and common
  equivalent shares used in
  computing earnings per share                                     3,631,364          3,751,514               3,392,713
=======================================================================================================================
Earnings per common and
  common equivalent share                                               $.58               $.75                    $.82
=======================================================================================================================

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

As of June 30,                                                                                1995                1994
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                 $    49,227          $    37,355
  Accounts receivable, less allowances of
    $289,217 and $229,230, respectively (note 10)                                        7,242,862            7,396,902
  Inventories                                                                            9,395,915            7,837,319
  Prepaid expenses                                                                         676,874              544,353
  Income taxes receivable                                                                  376,147              426,236
  Prepaid income taxes (note 4)                                                            378,946              268,486
- -----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                18,119,971           16,510,651
- -----------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                                   585,952              575,397
  Machinery, equipment, furniture and fixtures                                           4,299,822            4,229,162
  Tools, dies, molds and patterns                                                        7,309,609            6,600,289
- -----------------------------------------------------------------------------------------------------------------------
                                                                                        12,195,383           11,404,848
  Less--accumulated depreciation                                                         9,911,989            9,236,513
- -----------------------------------------------------------------------------------------------------------------------
                                                                                         2,283,394            2,168,335
Intangible and Other Assets                                                                569,558              541,420
- -----------------------------------------------------------------------------------------------------------------------
                                                                                       $20,972,923          $19,220,406
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                     $ 1,726,711          $ 1,266,553
  Accrued liabilities (note 5)                                                             930,660              734,076
  Current maturities of
    long-term debt (note 2)                                                                     --               12,376
- -----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            2,657,371            2,013,005
- -----------------------------------------------------------------------------------------------------------------------
Long-Term Debt (note 2)                                                                    570,000            2,068,741
- -----------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes (note 4)                                                               6,862               87,202
- -----------------------------------------------------------------------------------------------------------------------
Deferred Compensation and Other Liabilities (note 9)                                       907,264              902,830
- -----------------------------------------------------------------------------------------------------------------------
Contigently Redeemable Equity Interest (note 1)                                          1,490,000            1,490,000
- -----------------------------------------------------------------------------------------------------------------------
Stockholders' Investment (note 3):
  Common stock, $.01 par value,
    authorized 8,500,000 shares;
    issued and outstanding 3,486,080
    and 3,231,080 shares, respectively                                                      34,861               32,311
  Paid in capital                                                                        3,336,431            2,760,905
  Contingently redeemable common stock (note 1)                                         (1,490,000)          (1,490,000)
  Cumulative translation adjustment                                                        (65,116)             (81,844)
  Retained earnings                                                                     13,525,250           11,437,256
- -----------------------------------------------------------------------------------------------------------------------
Total stockholders' investment                                                          15,341,426           12,658,628
- -----------------------------------------------------------------------------------------------------------------------
                                                                                       $20,972,923          $19,220,406
=======================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                                      1995                 1994                   1993
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                       $2,087,994           $2,800,855             $2,790,759
  Adjustments to reconcile net
    income to net cash provided (used)
    by operating activities:
      Depreciation and amortization                                   823,535              722,323                784,202
      Deferred income taxes                                          (190,800)             (51,720)                45,000
      Deferred  compensation and other liabilities                      4,434               75,850                115,080
      Net changes in operating assets and
        liabilities (note 6)                                         (973,699)          (2,998,260)            (3,132,335)
- --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by
          operating activities                                      1,751,464              549,048                602,706
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and  leasehold improvements                                      (806,551)            (370,839)              (669,235)
- --------------------------------------------------------------------------------------------------------------------------
        Net cash used in
           investing activities                                      (806,551)            (370,839)              (669,235)
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreements                      (14,336,741)         (13,400,000)            (4,401,995)
  Borrowings under line of credit agreements                       12,838,000           12,193,000              4,180,349
  Principal payments on
    long-term debt                                                    (12,376)             (17,186)               (18,671)
  Exercise of stock options                                           803,079              892,884                376,485
  Purchase and retirement of common stock                            (225,003)
- --------------------------------------------------------------------------------------------------------------------------
      Net cash (used) provided
        by financing activities                                      (933,041)            (331,302)               136,168
- --------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                      11,872             (153,093)                69,639
  Cash at beginning of year                                            37,355              190,448                120,809
- --------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                            $     49,227         $     37,355            $   190,448
=========================================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                                         Cumulative
                                                     Common         Paid In             Retained        Translation
                                                      Stock         Capital             Earnings         Adjustment
- ---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1992                               30,468       1,493,379            5,845,642             44,469
  Net income                                             --              --            2,790,759                 --
  Translation adjustment                                 --              --                   --            (55,527)
  Exercise of stock options                             855         375,630                   --                 --
- ---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1993                               31,323       1,869,009            8,636,401            (11,058)
  Net income                                             --              --            2,800,855                 --
  Translation adjustment                                 --              --                   --            (70,786)
  Exercise of stock options                             988         891,896                   --                 --
- ---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                               32,311       2,760,905           11,437,256            (81,844)
  Net income                                             --              --            2,087,994                 --
  Translation adjustment                                 --              --                   --             16,728
  Purchase and retirement of treasury stock            (400)       (224,603)                  --                 --
  Exercise of stock options                           2,950         800,129                   --                 --
- ---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                          $    34,861     $ 3,336,431          $13,525,250         $  (65,116)
=====================================================================================================================



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, audio/video loudspeakers and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 11,000 domestic retail outlets. International markets are served by a foreign sales subsidiary in Canada and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 25% and 23% of the Company's accounts receivable at June 30, 1995 and 1994, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of a license agreement. The agreement expires December 31, 1997, however, contains renewal options for additional three year periods.

INVENTORIES--At June 30, 1995 and 1994, approximately 88% and 80%, respectively, of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) cost, or market. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $685,679, and $578,314 higher than reported at June 30, 1995 and 1994, respectively.

The components of inventories at June 30, is as follows:

                                          1995            1994
                -------------------------------------------------
                Raw materials and
                  work in process      $3,624,299      $3,999,407
                Finished goods          5,771,616       3,837,912
                -------------------------------------------------
                                       $9,395,915      $7,837,319
                =================================================


PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                Leasehold Improvements             15 years
                Machinery, Equipment,
                  Furniture and Fixtures         3-10 years
                Tools, Dies, Molds
                  and Patterns                    4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $306,000 in 1995, $310,000 in 1994 and $316,000 in 1993.

EARNINGS PER SHARE--Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method.

RECLASSIFICATION--Certain reclassifications have been made to the 1994 financial statements to conform with current presentation, including the reclassification of $1,490,000 from Stockholders' Investment to Contingently Redeemable Equity Interest in the June 30, 1995 and 1994 balance sheets. The amount reclassified reflects the estimated net obligation in the event of execution of the stock repurchase agreement between the Company and its Chairman (see Note 3).


2.  NOTES PAYABLE AND LONG TERM DEBT

The Company has an unsecured credit facility with a bank providing up to a maximum of $8 million through March 15, 1997. Borrowings under the credit facility bear interest at the bank's prime rate or LIBOR plus 2.25%. Interest is payable monthly. The credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of the available line as of June 30, 1995 totaled $682,808, consisting of $570,000 in borrowings and $112,808 in commitments for foreign letters of credit. Subsequent to June 30, 1995, the credit facility was amended to provide an additional $2 million of available borrowings. Terms of the credit facility were not amended.

The Company's Canadian subsidiary has a line of credit of $550,000. The due date for the loan is October 31, 1995 and it is renewable annually. The interest rate is the prime rate plus one and one half percent. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. Loan advances against the line were $0 at June 30, 1995 and 1994.


Long term debt at June 30, 1995 and 1994 is as follows:

                                                                1995                      1994
        -----------------------------------------------------------------------------------------
        Bank lines of credit                                   $570,000                $2,068,741
        Other                                                        --                    12,376
        Less current maturities:                                     --                   (12,376)
        -----------------------------------------------------------------------------------------
        Total long-term debt                                   $570,000                $2,068,741
        =========================================================================================

Maturities of long term debt in subsequent fiscal years are as follows: 1997 - $570,000.


3.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

As of June 30, 1995, there were stock options outstanding granted pursuant to the Company's 1983 Incentive Stock Option Plan (the "1983 Plan"). The 1983 Plan provides for the granting of options to certain officers and key employees to purchase up to 200,000 shares of the Company's common stock at a price not less than the market value of the stock on the date of grant. The options are exercisable at varying times and expire no later than ten years after the date of grant. All of the authorized shares available for grant pursuant to the 1983 Plan have been granted.

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Stock Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares to the 1990 Plan, which was approved by the stockholders.

On April 3, 1995 and May 19, 1993, the Board of Directors authorized the grant of 52,500 and 375,000 incentive stock options, respectively, under the 1990 Plan.

On April 12, 1995, the Company's Chairman exercised an option for the purchase of 250,000 shares of the Company's common stock at a price of $1.00 per share.

The following table identifies options granted, exercised, cancelled or available for exercise pursuant to the above mentioned Plans:

                                                              Number of         Price per
                                                               Shares             Share
        -----------------------------------------------------------------------------------
        Shares under option at June 30, 1992                  573,000           $1.00-6.47
            Granted                                           490,000           $2.50-8.25
            Exercised                                         (85,500)          $1.75-5.88
            Cancelled                                         (27,500)          $1.75-2.50
        -----------------------------------------------------------------------------------
        Shares under option at June 30, 1993                  950,000           $1.00-8.25
            Granted                                            10,000               $10.55
            Exercised                                         (98,750)          $1.75-3.85
            Cancelled                                         (82,500)          $1.75-7.50
        -----------------------------------------------------------------------------------
        Shares under option at June 30, 1994                  778,750          $1.00-10.55
              Granted                                          52,500          $7.35-$8.08
              Exercised                                      (295,000)         $1.00-$7.50
        -----------------------------------------------------------------------------------
        Shares under option at June 30, 1995                  536,250         $1.75-$10.55
        ==================================================================================
        Options exercisable at June 30, 1995                  198,750         $1.92-$10.55
        ==================================================================================



The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

4.  INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

The Company provision for income taxes in 1995, 1994, and 1993 consists of the following:

        Year Ended June 30                                   1995                1994                  1993
        ------------------------------------------------------------------------------------------------------
        Current:
          U.S. federal                                    $1,486,000          $1,611,000            $1,367,000
          State                                              286,000             283,000               248,000
          Foreign                                           (230,000)            (43,000)               65,000
        Deferred                                            (191,000)            (51,000)               45,000
        ------------------------------------------------------------------------------------------------------
                                                          $1,351,000          $1,800,000            $1,725,000
        ======================================================================================================

The 1995, 1994 and 1993 tax provision results in an effective rate different than the federal statutory rate due to the following:

        Year Ended June 30                                   1995                  1994                 1993
        ------------------------------------------------------------------------------------------------------
        Federal income tax at
          statutory rate                                 $1,169,000           $1,564,000           $1,535,000
        State income taxes, net of
          federal tax benefit                               189,000              187,000              167,000
        Foreign income taxed at
          other than U.S. rate                              (54,000)              (9,000)              14,000
        Other                                                47,000               58,000                9,000
        ------------------------------------------------------------------------------------------------------
        Total provision for
          income taxes                                   $1,351,000           $1,800,000           $1,725,000
        ======================================================================================================


Income (loss) before taxes for United States operations was $4,042,437 in 1995, $4,700,339 in 1994, and $4,366,374 in 1993. Such amounts for foreign operations were $(603,443), $(99,484), and $149,385 for the respective years.

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:

                                                                      1995                      1994
- -------------------------------------------------------------------------------------------------------
Deferred Tax Assets
  Deferred compensation                                              $178,000                 $229,000
  Accrued expenses and reserves                                       323,000                  208,000
  Royalties receivable                                                 47,000                   52,000
  Other                                                                68,000                   38,000
- -------------------------------------------------------------------------------------------------------
                                                                     $616,000                 $527,000

Deferred Tax Liabilities
  Property and equipment                                             (240,000)                (341,000)
  Other                                                                (4,000)                  (5,000)
- -------------------------------------------------------------------------------------------------------
                                                                     (244,000)                (346,000)
- -------------------------------------------------------------------------------------------------------
Net deferred tax asset                                              $ 372,000                 $181,000
=======================================================================================================

The net deferred tax asset at June 30, 1995 is comprised of a current asset, prepaid income taxes of $378,946 and a long term liability, deferred income taxes of $6,862. The net deferred tax asset at June 30, 1994 is comprised of a current asset, prepaid income taxes of $268,486 and a long term liability, deferred income taxes of $87,202.

5.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                      1995                      1994
- -------------------------------------------------------------------------------------------------------
Salaries and wages                                                   $243,842                  $166,385
Warranty claims                                                       100,000                   100,000
Cooperative advertising
  and promotion allowances                                            101,376                    91,368
Payroll taxes and
  employee benefits                                                   281,465                   184,128
Other                                                                 203,977                   192,195
- -------------------------------------------------------------------------------------------------------
                                                                     $930,660                  $734,076
=======================================================================================================


6.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities, other than cash and indebtedness, consist of the following:

                                                     1995                  1994                1993
- -------------------------------------------------------------------------------------------------------
Accounts receivable                              $   154,040          $   (759,891)       $(1,747,798)
Inventories                                       (1,541,868)             (495,461)        (2,321,641)
Prepaid expenses                                    (132,521)             (218,411)           (27,217)
Income taxes receivable                               50,089              (455,613)             1,377
Other assets                                        (160,181)             (214,763)          (164,504)
Accounts payable                                     460,158              (576,281)         1,071,685
Accrued liabilities                                  196,584              (277,840)            55,763
- -------------------------------------------------------------------------------------------------------
Net change                                       $  (973,699)          $(2,998,260)       $(3,132,335)
=======================================================================================================

Net cash paid during the year for:                            1995                1994                1993
                                                              ----                ----                ----
         Interest                                           $321,353            $255,510            $297,551
         Income taxes                                     $1,312,000          $1,770,000          $1,697,299

7.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions amounted to $205,000 in 1995 and $0 in 1994 and 1993.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Company's Board of Directors. For calendar years 1995, 1994, and 1993, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 1995, 1994, and 1993 were $144,000, $141,700, and $120,501, respectively.

8.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories. The table below summarizes certain information regarding the Company's United States and Canadian operations for the years ended June 30, 1995, 1994, and 1993.


 000's Omitted                             United
                                           States     Canada       Eliminations  Consolidated
- ---------------------------------------------------------------------------------------------
 1995:
- ---------------------------------------------------------------------------------------------
 Net sales                               $ 28,977  $  4,455               --        $ 33,432
 Intercompany transfers                     3,019         9           (3,028)             --
- ---------------------------------------------------------------------------------------------
 Total                                   $ 31,996  $  4,464        $  (3,028)       $ 33,432
- ---------------------------------------------------------------------------------------------
 Income from operations                  $  2,736  $   (532)       $      42        $  2,246
- ---------------------------------------------------------------------------------------------
 Assets                                  $ 19,350  $  1,702        $     (79)       $ 20,973
=============================================================================================
 1994:
- ---------------------------------------------------------------------------------------------
 Net sales                               $ 31,127  $  4,434        $      --        $ 35,561
 Intercompany transfers                     2,058        87           (2,145)             --
- ---------------------------------------------------------------------------------------------
 Total                                   $ 33,185  $  4,521        $  (2,145)       $ 35,561
- ---------------------------------------------------------------------------------------------
 Income from operations                  $  3,805  $    (64)       $     (58)       $  3,683
- ---------------------------------------------------------------------------------------------
 Assets                                  $ 17,008  $  2,276        $     (64)       $ 19,220
=============================================================================================
 1993:
- ---------------------------------------------------------------------------------------------
 Net sales                               $ 27,488  $  4,649        $      --        $ 32,137
 Intercompany transfers                     1,671         7           (1,678)             --
- ---------------------------------------------------------------------------------------------
 Total                                   $ 29,159  $  4,656        $  (1,678)       $ 32,137
- ---------------------------------------------------------------------------------------------
 Income from operations                  $  3,888  $    200        $      85        $  4,173
- ---------------------------------------------------------------------------------------------
 Assets                                  $ 15,181  $  2,393        $     (32)       $ 17,542
=============================================================================================

The Company ships directly to independent distributors from its domestic plant. The Company's export sales to customers in foreign countries amounted to $2,231,509 during 1995, $1,951,212 during 1994, and $1,675,517 during 1993.

Sales to one customer, Tandy Corporation, were approximately 18%, 16%, and 16% of total sales for 1995, 1994, and 1993, respectively.

9.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The new lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The Company also leases approximately 6,500 square feet of office, service and warehouse space in Canada of which a significant portion is subleased to a third party. In addition, the Company leases certain property which requires payments of $84,000 in 1996.

In 1980, the Company entered into an agreement with John C. Koss that if he dies prior to attaining 70 years of age, the Company will pay to his spouse or other designated beneficiary the sum of $50,000 every six months until the total benefits paid equal $700,000. The agreement is null and void if he reaches age 70.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At June 30, 1995 and 1994, respectively, the related liabilities in the amounts of $421,140 and $306,060 have been included in deferred compensation in the accompanying balance sheets.

10.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 1995, 1994, and 1993 are summarized as follows:

  Year     Balance at Beginning      Charges Against                                 Balance at End of
 Ending       of Period                 Income                     Deductions*          Period
 ------       ---------                 ------                     -----------          ------
 1995         $229,230                  $143,261                   $  83,274            $289,217
 1994         $381,030                  $  9,428                   $ 161,228            $229,230
 1993         $309,000                  $204,758                   $ 132,728            $381,030


  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses on the accompanying statements of income were $630,181 in 1995, $756,956 in 1994, and $503,285 in 1993.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                                Dated: 9/25/95
   ---------------------------                                -------
   Michael J. Koss, President,
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                Dated: 9/25/95
   ---------------------------                                -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                                  /s/ Michael J. Koss
 -------------------------                        ---------------------------
 John C. Koss, Director                           Michael J. Koss, Director
 Dated:                                           Dated:  9/25/95
         -------                                          -------

 /s/ Martin F. Stein                              /s/ Victor L. Hunter
 -------------------------                        ---------------------------
 Martin F. Stein, Director                        Victor L. Hunter, Director
 Dated:  9/25/95                                  Dated: 9/25/95
         -------                                         -------

 /s/ John J. Stollenwerk                          /s/ Lawrence S. Mattson
 -------------------------                        ---------------------------
 John J. Stollenwerk, Director                    Lawrence S. Mattson, Director
 Dated:  9/25/95                                  Dated:  9/25/95
         -------                                          -------


 -------------------------
 Thomas L. Doerr, Director
 Dated:
         -------




The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND                              DIRECTORS
SENIOR MANAGEMENT


John C. Koss                              John C. Koss
Chairman of the Board                     Chairman of the Board
                                          Koss Corporation
Michael J. Koss
President                                 Thomas L. Doerr
Chief Executive Officer                   President
Chief Operating Officer                   Doerr Corporation
Chief Financial Officer
                                          Victor L. Hunter
John C. Koss, Jr.                         President
Vice President--Sales                     Hunter Business Direct

Daniel Esposito                           Michael J. Koss
Vice President--Corporate Systems         President, C.E.O.,
                                          C.O.O., C.F.O.
Sujata Sachdeva
Vice President--Finance                   Lawrence S. Mattson
                                          Retired President
Richard W. Silverthorn                    Oster Company
Secretary
General Counsel                           Martin F. Stein
                                          Chairman
Declan Hanley                             Eyecare One Inc.
Vice President--International Sales
                                          John J. Stollenwerk
                                          President
ANNUAL MEETING                            Allen-Edmonds Shoe Corporation

October 19, 1995
Performance Center
Koss Corporation
4129 N. Port Washington Avenue
Milwaukee, WI  53212

TRANSFER AGENT                            INDEPENDENT ACCOUNTANTS

Questions regarding change of address,    Price Waterhouse LLP
stock transfer, lost certificate, or      Milwaukee, Wisconsin
information on a particular account
should be directed in writing to:
                                          LEGAL COUNSEL
Firstar Trust Company
Box 2077                                  Whyte Hirschboeck Dudek S.C.
Milwaukee, WI  53201
Attn:  Mr. Eugene R. Lee

                                 EXHIBIT INDEX



Designation                                                   Incorporation
of Exhibit              Exhibit Title                         by Reference
- ----------              -------------                         -------------
3.5        Articles of Incorporation of Koss Corporation,              (1)
             as amended and in effect on February 6, 1987

3.7        By-Laws of Koss Corporation, as amended and in              (1)
             effect on February 6, 1987.

4.1        Articles of Incorporation of Koss Corporation.              (2)

4.2        By-Laws of Koss Corporation.                                (2)

10.1       Officer Loan Policy.                                         --

10.2       Directors' Stock Purchase Plan.                              --

10.3       Supplemental Medical Care Reimbursement Plan.                --

10.4       Death Benefit Agreement with John C. Koss.                   --

10.5       Stock Purchase Agreement with John C. Koss.                  --

10.6       Salary Continuation Resolution for John C. Koss.             --

10.7       1983 Incentive Stock Option Plan.                            --

10.8       Assignment of Lease to John C. Koss.                        (3)

10.9       Addendum to Lease.                                          (3)

10.10      1990 Flexible Incentive Stock Plan.                         (4)

10.12      Loan Agreement effective as of February 17, 1995.           (5)

10.13 Amendment dated June 15, 1995 to Loan Agreement effective February 17, 1995.
                                                                (filed herewith)

22.        List of Subsidiaries of Koss Corporation.                   (3)

27.        Financial Data Schedule                              (filed herewith)


(1) Incorporated by reference from Form 10-K for year ended June 30, 1986.

(2) Incorporated by reference from Exhibits 3.1 - 3.7 of Form 10-K for year ended June 30, 1989.

(3) Incorporated by reference from Form 10-K for year ended June 30, 1988.

(4) Incorporated by reference from Form 10-K for year ended June 30, 1990.

(5) Incorporated by reference from Form 10-Q for quarter ended March 31, 1995.