Form 10-Q
period 1995-12-31
KOSS CORP
filed 1996-02-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended  December 31, 1995

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295
--------------------------------------------------------------------------------

KOSS CORPORATION
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)



A DELAWARE CORPORATION                                   39-1168275
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



4129 North Port Washington Avenue, Milwaukee, Wisconsin   53212
--------------------------------------------------------------------------------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (414) 964-5000
                                                     ---------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  __X__ NO ____

At December 31, 1995, there were 3,511,080 shares outstanding of the Registrant's common stock, $0.01 par value per share.













                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               December 31, 1995


                                     INDEX




                                                                         Page
  PART I   FINANCIAL INFORMATION

           Item 1       Financial Statements

                        Condensed Consolidated Balance Sheets
                        December 31, 1995 (Unaudited) and June 30, 1995    3

                        Condensed Consolidated Statements
                        of Income (Unaudited)
                        Quarter and six months ended
                        December 31, 1995 and 1994                         4

                        Condensed Consolidated Statements of Cash
                        Flows (Unaudited)
                        Quarter and six months ended
                        December 31, 1995 and 1994                         5

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited) December 31, 1995           6-7

           Item 2       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      8-9


  PART II  OTHER INFORMATION

           Item 4       Submission of Matters to Vote of Security Holders  10











                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                      December 31, 1995  June 30, 1995
                                                         (Unaudited)          (*)
                                                      --------------------------------
ASSETS
  Current Assets:
    Cash                                                    $    64,908    $    49,227
    Accounts receivable, net                                 10,506,810      7,242,862
    Inventories                                               9,252,293      9,395,915
    Prepaid expenses                                            874,094        676,874
    Income taxes receivable                                          --        376,147
    Prepaid income taxes                                        378,946        378,946
--------------------------------------------------------------------------------------
      Total current assets                                   21,077,051     18,119,971

  Property and Equipment, net                                 2,275,053      2,283,394
  Intangible and Other Assets                                   553,956        569,558
--------------------------------------------------------------------------------------
                                                            $23,906,060    $20,972,923
======================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT

  Current Liabilities:
    Accounts payable                                        $ 2,450,445    $ 1,726,711
    Accrued liabilities                                       1,187,231        930,660
--------------------------------------------------------------------------------------
      Total current liabilities                               3,637,676      2,657,371

  Long-Term Debt                                                929,948        570,000
  Deferred Income Taxes                                           6,862          6,862
  Deferred Compensation and Other Liabilities                   964,804        907,264
  Contingently Redeemable Equity Interest                     1,490,000      1,490,000
  Stockholders' Investment                                   16,876,770     15,341,426
--------------------------------------------------------------------------------------
                                                            $23,906,060    $20,972,923
======================================================================================

* The balance sheet at June 30, 1995, has been prepared from the audited financial statements at that date.

See accompanying notes.





                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                      Three Months              Six Months
Period Ended December 31           1995          1994        1995         1994
-----------------------------------------------------------------------------------
Net sales                        $9,870,439   $9,805,952  $19,458,983   $18,178,854
Cost of goods sold                6,988,367    6,418,953   13,432,290    11,926,752
-----------------------------------------------------------------------------------
Gross profit                      2,882,072    3,386,999    6,026,693     6,252,102
Selling, general and
  administrative expense          2,227,795    2,355,552    4,368,540     4,345,539
-----------------------------------------------------------------------------------
Income from operations              654,277    1,031,447    1,658,153     1,906,563
Other income (expense)
  Royalty income                    679,737      680,687    1,068,729     1,023,928
  Interest income                     4,323       25,910        8,448        42,025
  Interest expense                  (33,181)    (109,175)     (60,349)     (179,023)
-----------------------------------------------------------------------------------
Income before income taxes        1,305,156    1,628,869    2,674,981     2,793,493
Provision for income taxes          534,750      639,032    1,096,463     1,093,278
-----------------------------------------------------------------------------------
  Net income                     $  770,406   $  989,837  $ 1,578,518   $ 1,700,215
===================================================================================
Number of common and common
  equivalent shares used in
  computing earnings per share    3,575,094    3,688,832    3,570,142     3,678,177
===================================================================================
Earnings per common and common
  equivalent share                    $0.22        $0.27        $0.44         $0.46
===================================================================================
Dividends per common share             None         None         None          None
===================================================================================


                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




Six Months Ended December 31                               1995         1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                            $ 1,578,518  $ 1,700,215
  Adjustments to reconcile net
    income to net cash provided (used)
    by operating activities:
      Depreciation and amortization                         341,874      489,332
      Deferred compensation and other liabilities           140,088       54,387
      Net changes in operating assets and
        liabilities                                      (2,305,514)  (3,798,438)
--------------------------------------------------------------------------------
      Net cash used in operating activities:               (245,034)  (1,554,504)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                             (165,483)    (499,941)
--------------------------------------------------------------------------------
    Net cash used in
      investing activities                                 (165,483)    (499,941)
--------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreements             (8,384,000)  (5,022,000)
  Borrowings under line of credit agreements              8,743,948    7,343,000
  Principal payments on
    long-term debt                                               --       (6,224)
  Exercise of stock options                                  66,250       66,947
--------------------------------------------------------------------------------
    Net cash provided
      by financing activities                               426,198    2,381,723
--------------------------------------------------------------------------------
Net (decrease) increase in cash                              15,681      327,278
Cash at beginning of year                                    49,227       37,355
--------------------------------------------------------------------------------
Cash at end of quarter                                  $    64,908  $   364,633
================================================================================

See accompanying notes






                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                               December 31, 1995
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995, Annual Report on Form 10-K. The income from operations for the quarter and six months ended December 31, 1995 is not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 64,014 and 438,112 related to stock option grants were included in the computation of the average number of shares outstanding for the quarter ended December 31, 1995 and 1994 respectively.

3.    INVENTORIES

      The classification of inventories is as follows:



                             December 31, 1995  June 30, 1995
          ---------------------------------------------------
          Raw materials and
            work in process         $4,507,967     $3,888,903
          Finished goods             5,430,005      6,192,691
          ---------------------------------------------------
                                     9,937,972     10,081,594
          LIFO Reserve                (685,679)      (685,679)
          ---------------------------------------------------
                                    $9,252,293     $9,395,915
          ===================================================

                                    6 of 11

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 1995 and June 30, 1995, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At December 31, 1995 and June 30, 1995, respectively, the related liabilities in the amounts of $498,680 and $326,060 have been included in deferred compensation on the accompanying balance sheets.






















                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - December 31, 1995
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used in operating activities during the six months ended December 31, 1995 amounted to $245,034. The Company expects to generate adequate amounts of cash to meet future needs but maintains sufficient borrowing capacity to fund any shortfall.

Working capital was $17,439,375 at December 31, 1995. The increase of $1,976,775 from the balance at June 30, 1995 consists primarily of an increase in accounts receivable. This increase in accounts receivable is the result of higher sales volume for the six month period.

Capital expenditures for new property and equipment (including production tooling) were $165,483 for the six months ended December 31, 1995. Depreciation aggregated $313,851 for the six months. For the fiscal year ending June 30, 1996, the Company expects its capital expenditures to be $1,600,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $16,876,770 at December 31, 1995, from $15,341,426 at June 30, 1995. The increase reflects primarily the income for the six month period ending December 31, 1995. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1997. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of December 31, 1995 totaled $1,073,697, consisting of $811,000 in borrowings and $262,697 in commitments for foreign letters of credit. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. The Company is currently in the process of extending the expiration date of both credit facilities to March 15, 1998.

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its common stock for its own account utilizing the aforementioned $2,000,000 line of credit. From April of 1995 through December 31, 1995, the Company purchased 50,000 shares of its common stock in the open market at an average of $5.775 per share. The Company intends to retire all 50,000 shares in the near future. During calendar year 1995, the Company also purchased 35,193 shares of its common stock in the open market for the Company's Employee Stock Ownership Plan and Trust, at an average price of $7.763 per share.

The Company's Canadian subsidiary has a line of credit of $550,000. The interest rate is the prime rate plus 1.5%. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. Loan advances against the line were $118,948 at December 31, 1995 as compared to $0 at June 30, 1995.

                                    8 of 11

Results of Operations

Net sales for the quarter ended December 31, 1995 were $9,870,439 compared with $9,805,952 for the same period in 1994, which represents a slight increase in sales compared with the same period in 1994. Net sales for the six months ended December 31, 1995 were $19,458,983 compared with $18,178,854 for the same period in 1994, an increase of $1,280,129. This increase was primarily a result of strong orders in August and September.

Gross profit as a percent of net sales was 29% for the quarter ended December 31, 1995 compared with 35% for the same period in the prior year. For the six month period ended December 31, 1995, the gross profit percentage was 31% compared with 34% for the same period in 1994. Shifts in product mix resulted in the decrease in gross profit as compared to last year.

Selling, general and administrative expenses for the quarter ended December 31, 1995 were $2,227,795 or 23%, as against $2,355,552 or 24% for the same period in 1994. For the six month period ended December 31, 1995, such expenses were $4,368,540 or 22%, as against $4,345,539 or 24% for the same period in 1994.
The decrease is due to a rigorous control of expenses by the Company this fiscal year.

For the second quarter ended December 31, 1995, income from operations was $654,277 versus $1,031,447 for the same period in the prior year. Income from operations for the six months ended December 31, 1995 was $1,658,153 as compared to $1,906,563 for the same period in 1994. The decrease is primarily related to the decrease in gross margin resulting from shifts in product mix.

Net interest expense amounted to $33,181 for the quarter as compared to $109,175 for the same period in the prior year. For the six month period, the interest expense amounted to $60,349 compared with $179,023 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.

The Company has a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., covering North America and most of South America and Central America. Hagemeyer N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution in Asia, Europe, North America, South America and Central America. This License Agreement expires December 31, 1997; however, said agreement contains renewal options for additional three year periods. Royalty income earned in connection with this License Agreement for the quarter ended December 31, 1995 was $679,737 as compared to $680,687 for the same period in 1994. For the six month period, royalty income was $1,068,729 at December 31, 1995 compared to $1,023,928 at December 31, 1994.
The Company recognizes royalty income when earned.

On September 29, 1995, the Company entered into a second License Agreement with Trabelco N.V. covering most European countries. No sales have been reported under this License Agreement for the quarter ending December 31, 1995.



                                    9 of 11

PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security Holders

         a)   On October 19, 1995 an Annual Meeting of Stockholders was held.

         b) Proxies for the election of directors were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees and all such nominees were elected.

         c) There were 3,322,507 shares of common stock eligible to vote at the Annual Meeting, of which 2,784,830 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:



                                          Number of Votes
                                          ---------------
                                      For           Withheld
                                      ---           --------
             Nominees for 1-year
             terms ending in 1996:

             John C. Koss             2,745,854     38,976
             Thomas L. Doerr          2,744,900     39,930
             Victor L. Hunter         2,746,654     38,176
             Michael J. Koss          2,745,054     39,776
             Lawrence S. Mattson      2,744,400     40,430
             Martin F. Stein          2,746,654     38,176
             John J. Stollenwerk      2,746,854     37,976

                                             Number of Votes
                                             ---------------
                                      For        Against    Abstain
                                      ---        -------    -------
             Appointment of Price
             Waterhouse L.L.P.
             as independent auditors
             for the year ended
             June 30, 1996            2,770,007  6,669      8,154






                                    10 of 11

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                               KOSS CORPORATION



Dated: 2/13/96                 /s/ Michael J. Koss
                               ---------------------------
                               Michael J. Koss, President,
                               Chief Executive Officer,
                               Chief Financial Officer

Dated: 2/13/96                 /s/ Sue Sachdeva
                               ---------------------------
                               Sue Sachdeva
                               Vice President -- Finance




                                    11 of 11