Form 10-Q
period 1996-03-31
KOSS CORP
filed 1996-05-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended  March 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295
- --------------------------------------------------------------------------------

KOSS CORPORATION
- --------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                             39-1168275
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



4129 North Port Washington Avenue, Milwaukee, Wisconsin   53212
- --------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:  (414) 964-5000
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

                                 YES  X    NO
                                     ---      ---
At March 31, 1996, there were 3,363,633 shares outstanding of the Registrant's common stock, $0.01 par value per share.













                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 March 31, 1996


                                     INDEX




                                                                       Page
    PART I  FINANCIAL INFORMATION

            Item 1   Financial Statements

                     Condensed Consolidated Balance Sheets
                     March 31, 1996 (Unaudited) and June 30, 1995        3

                     Condensed Consolidated Statements
                     of Income (Unaudited)
                     Quarter and nine months ended
                     March 31, 1996 and 1995                             4

                     Condensed Consolidated Statements of Cash
                     Flows (Unaudited)
                     Nine months ended March 31, 1996 and 1995           5

                     Notes to Condensed Consolidated Financial
                     Statements (Unaudited) March 31, 1996               6-7

            Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8-10


  PART II  OTHER INFORMATION

            Item 6   Exhibits and Reports on Form 8-K                    10











                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  March 31, 1996   June 30, 1995
                                                    (Unaudited)         (*)
                                                  ------------------------------
ASSETS
  Current Assets:
     Cash                                             $    21,792    $    49,227
     Accounts receivable, net                           9,372,778      7,242,862
     Inventories                                        8,509,433      9,395,915
     Prepaid expenses                                     720,274        676,874
     Income taxes receivable                                   --        376,147
     Prepaid income taxes                                 626,559        378,946
- --------------------------------------------------------------------------------
        Total current assets                           19,250,836     18,119,971

  Property and Equipment, net                           2,186,365      2,283,394
  Intangible and Other Assets                             524,259        569,558
- --------------------------------------------------------------------------------
                                                      $21,961,460    $20,972,923
================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT

  Current Liabilities:
        Accounts payable                              $ 1,670,135    $ 1,726,711
        Accrued liabilities                               519,462        930,660
- --------------------------------------------------------------------------------
          Total current liabilities                     2,189,597      2,657,371
  Long-Term Debt                                        1,000,000        570,000
  Deferred Income Taxes                                     6,862          6,862
  Deferred Compensation and Other Liabilities             993,574        907,264
  Contingently Redeemable Equity Interest               1,490,000      1,490,000
  Stockholders' Investment                             16,281,427     15,341,426
- --------------------------------------------------------------------------------
                                                      $21,961,460    $20,972,923
================================================================================


* The balance sheet at June 30, 1995, has been prepared from the audited financial statements at that date.

See accompanying notes.





                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                          Three Months              Nine Months
Period Ended March 31                  1996          1995       1996          1995
- ---------------------------------------------------------------------------------------
Net sales                            $8,482,620   $7,671,860  $27,941,603   $25,850,714
Cost of goods sold                    6,018,141    5,721,390   19,450,431    17,648,142
- ---------------------------------------------------------------------------------------
Gross profit                          2,464,479    1,950,470    8,491,172     8,202,572
Selling, general and
 administrative expense               2,160,599    1,789,492    6,529,139     6,135,031
- ---------------------------------------------------------------------------------------
Income from operations                  303,880      160,978    1,962,033     2,067,541
Other income (expense)
 Royalty income                          43,769      270,881    1,112,498     1,294,809
 Interest income                          4,063       26,755       12,511        68,780
 Interest expense                       (12,109)     (89,757)     (72,458)     (268,780)
- ---------------------------------------------------------------------------------------
Income before income tax provision      339,603      368,857    3,014,584     3,162,350
Provision for income taxes              140,501      133,464    1,236,964     1,226,742
- ---------------------------------------------------------------------------------------
 Net income                          $  199,102   $  235,393  $ 1,777,620   $ 1,935,608
=======================================================================================
Number of common and common
 equivalent shares used in
 computing earnings per share         3,478,695    3,650,903    3,536,361     3,670,307
=======================================================================================
Earnings per common and common
 equivalent share                         $0.06        $0.06        $0.50         $0.53
=======================================================================================
Dividends per common share                 None         None         None          None
=======================================================================================








                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





Nine Months Ended March 31                                1996          1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                          $ 1,777,620   $ 1,935,608
  Adjustments to reconcile net
    income to net cash (used) provided
    by operating activities:
       Depreciation and amortization                      434,167       733,990
       Deferred compensation and other liabilities         86,310       (22,825)
       Net changes in operating assets and
         liabilities                                   (2,585,989)   (2,230,801)
- -------------------------------------------------------------------------------
       Net cash (used) provided by operating
         activities:                                     (287,892)      415,972
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                           (242,043)     (660,402)
- -------------------------------------------------------------------------------
    Net cash used in
      investing activities                               (242,043)     (660,402)
- -------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Borrowings under line of credit agreements           11,971,000    10,773,000
  Repayments under line of credit agreements          (11,541,000)  (10,466,740)
  Principal payments on
    long-term debt                                             --        (9,336)
  Exercise of stock options                                72,500        85,697
- -------------------------------------------------------------------------------
    Net cash provided
      by financing activities                             502,500       382,621
- -------------------------------------------------------------------------------
Net (decrease) increase in cash                           (27,435)      138,191
Cash at beginning of year                                  49,227        37,355
- -------------------------------------------------------------------------------
Cash at end of quarter                                $    21,792   $   175,546
===============================================================================


See accompanying notes






                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995, Annual Report on Form 10-K. The income from operations for the period ended March 31, 1996 is not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 54,070 and 358,023 related to stock option grants were included in the computation of the average number of shares outstanding for the quarter ending March 31, 1996 and 1995 respectively.

3.    INVENTORIES

      The classification of inventories is as follows:



                                March 31, 1996  June 30, 1995
           --------------------------------------------------
           Raw materials and
            work in process         $4,392,551    $ 3,888,903
           Finished goods            4,802,561      6,192,691
           --------------------------------------------------
                                     9,195,112     10,081,594
           LIFO Reserve               (685,679)      (685,679)
           --------------------------------------------------
                                    $8,509,433    $ 9,395,915
           ==================================================







                                    6 of 11

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 1996 and June 30, 1995, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At March 31, 1996 and June 30, 1995, respectively, the related liabilities in the amounts of $498,680 and $326,060 have been included in deferred compensation in the accompanying balance sheets.














                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                           FORM 10-Q - March 31, 1996
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used in operating activities during the nine months ended March 31, 1996 amounted to $287,892. The Company expects to generate adequate amounts of cash to meet future needs but maintains sufficient borrowing capacity to fund any shortfall.

Working capital was $17,061,239 at March 31, 1996. The increase of $1,598,639 from the balance at June 30, 1995 consists primarily of an increase in accounts receivable and a decrease in inventory. Both the increase in accounts receivable and the decrease in inventory are the result of higher sales volume for the nine month period.

Capital expenditures for new property and equipment (including production tooling) were $242,043 for the nine months ended March 31, 1996. Depreciation aggregated $339,072 for the nine months. For the fiscal year ending June 30, 1996, the Company expects its capital expenditures to be $800,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $16,281,427 at March 31, 1996, from $15,341,426 at June 30, 1995. The increase reflects primarily the income for the nine month period ending March 31, 1996. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1997. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of March 31, 1996 totaled $1,135,420, consisting of $1,000,000 in borrowings and $135,420 in commitments for foreign letters of credit. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. The Company is currently in the process of extending the expiration date of both credit facilities to March 15, 1998.

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its common stock for its own account utilizing the aforementioned $2,000,000 line of credit. In January of 1996, the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. The Company is reviewing with its bank appropriate financing arrangements for the additional $1,000,000 of possible stock purchases. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. From April of 1995 through March 31, 1996, the Company purchased 189,947 shares of its common stock at an average of $5.905 per share, and held such shares as treasury stock. Of the 189,947 shares purchased, 139,947 shares were purchased during the quarter ended March 31, 1996, and 149,947 shares were purchased for the nine month period ended March 31, 1996. All 189,947 treasury shares were retired as of March 31, 1996.



                                    8 of 11

During the quarter ended March 31, 1996, the Company also purchased
8,353 shares of its common stock for the Company's Employee Stock Ownership Plan and Trust ("ESOP"), at a price of $5.986 per share. For the nine month period ended March 31, 1996, the Company purchased 35,353 shares of common stock for the ESOP at an average price of $7.142 per share.

The Company's Canadian subsidiary has a line of credit of $550,000. The interest rate is the prime rate plus 1.5%. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. Loan advances against the line were $0 at March 31, 1996 and June 30, 1995.

Results of Operations

Net sales for the quarter ended March 31, 1996 were $8,482,620 compared with $7,671,860 for the same period in 1995, which represents an increase of $810,760 in sales compared with the same period in 1995. Net sales for the nine months ended March 31, 1996 were $27,941,603 compared with $25,850,714 for the same period in 1995, an increase of $2,090,889. This increase was primarily the result of strong orders in March.

Gross profit as a percent of net sales was 29% for the quarter ended March 31, 1996 compared with 25% for the same period in the prior year. For the nine month period ended March 31, 1996, the gross profit percentage was 30% compared with 32% for the same period in 1995. Shifts in product mix resulted in the increase in gross profit, for the quarter, as compared to last year.

Selling, general and administrative expenses for the quarter ended March 31, 1996 were $2,160,599 or 25%, as against $1,789,492 or 23% for the same period in 1995. For the nine month period ended March 31, 1996, such expenses were $6,529,139 or 23%, as against $6,135,031 or 24% for the same period in 1995.
The increase is primarily due to provisions to increase the bad debt reserve compared to the previous year.

For the third quarter ended March 31, 1996, income from operations was $303,880 versus $160,978 for the same period in the prior year. The increase for the quarter is primarily related to the increase in gross margins resulting from shifts in product mix. Income from operations for the nine months ended March 31, 1996 was $1,962,033 as compared to $2,067,541 for the same period in 1995.

Net interest expense amounted to $12,109 for the quarter as compared to $89,757 for the same period in the prior year. For the nine month period, the interest expense amounted to $72,458 compared with $268,780 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.

The Company has a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., covering North America and most of South America and Central America. Hagemeyer N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution in Asia, Europe, North




                                    9 of 11

America, South America and Central America. This License Agreement expires December 31, 1997; however, said agreement contains renewal options for additional three year periods. Royalty income earned in connection with this License Agreement for the quarter ended March 31, 1996 was $43,769 as compared to $270,881 for the same period in 1995. For the nine month period, royalty income was $1,112,498 at March 31, 1996 compared to $1,294,809 at March 31, 1995. The Company recognizes royalty income when earned.

On September 29, 1995, the Company entered into a second License Agreement with Trabelco N.V. covering most European countries. No sales have been reported under this License Agreement for the quarter ending March 31, 1996.





PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits Filed

             27 Financial Data Schedule

         (b) Reports on Form 8-K

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




            Dated: 5/14/96          /s/ Michael J. Koss
                   -------          ----------------------------
                                    Michael J. Koss, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer

            Dated: 5/14/96          /s/ Sue Sachdeva
                   -------          ----------------------------
                                    Sue Sachdeva
                                    Vice President -- Finance


















                                    11 of 11