Form 10-K405
period 1996-06-30
KOSS CORP
filed 1996-09-27
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended June 30, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

4129 North Port Washington Avenue, Milwaukee, Wisconsin 53212
- -------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (414) 964-5000
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
- -------------------                -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $10,460,000 on September 18, 1996 based upon a closing price on such date of $5.875 per share as listed in the Wall Street Journal.

On September 18, 1996, 3,288,098 shares of voting common stock were outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------
Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report (General Instruction G(3)). The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1988, 1989, 1990, and 1995, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:


                                       1996  1995  1994
                                       ----  ----  ----

      Stereophones                     80%   77%   74%


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

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 53% of sales occurred in the first six months of the fiscal year and 47% of sales occurred in the latter six months of the fiscal year.

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

The Company markets its products to approximately 2,000 customers worldwide. During 1996 the Company's sales to its largest single customer, Tandy Corporation, were 16% of total sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 35% of total sales in 1996.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $225,000 during fiscal 1996 as compared with $306,000 during fiscal 1995 and $310,000 during fiscal 1994. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 1996, the Company employed 150 people. The Company also utilizes temporary personnel to meet seasonal production demands.

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


Item 2.  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The new lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The Company leases approximately 6,500 square feet of office, service and warehouse space in Canada, of which a significant portion is subleased to a third party.

All facilities are in good repair and, in the opinion of management, are suitable for the Company's purposes.


Item 3.  LEGAL PROCEEDINGS.

Neither Koss nor its subsidiaries are subject to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 1,188 holders of the Company's common stock as of September 18, 1996. No dividends have been paid for the years ended June 30, 1996, 1995, and 1994. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.


             Fiscal Year 1996                    Fiscal Year 1995
             ----------------                    ----------------
Quarter      High        Low                     High        Low
- -------      ----------------                    ----------------
First        $7-5/8    $5-1/2                    $13-1/4   $8-0/0
Second       $8-0/0    $5-0/0                    $13-3/4   $9-0/0
Third        $6-1/4    $5-1/4                    $10-7/8   $6-1/2
Fourth       $7-1/4    $5-0/0                    $ 7-1/4   $5-0/0

Item 6.  SELECTED FINANCIAL DATA.



                        1996         1995         1994         1993         1992
                     -----------  -----------  -----------  -----------  -----------
Net sales            $36,422,377  $33,432,344  $35,561,322  $32,137,448  $26,020,624

Net income           $ 2,360,963  $ 2,087,994  $ 2,800,855  $ 2,790,759  $   744,328
Earnings per common
and common
equivalent share     $      0.67  $      0.58  $      0.75  $      0.82  $      0.23

Total assets         $22,005,257  $20,972,923  $19,220,406  $17,542,085  $13,252,217

Long-term debt       $   470,000  $   570,000  $ 2,068,741  $ 3,286,632  $ 3,158,741

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY

During 1996, cash provided by operations was $1,882,191. Working capital was $16,193,390 at June 30, 1996. The increase of $730,790 from the balance at June 30, 1995 represents primarily the net effect of an increase in accounts receivable of $1,722,351, a decrease in inventory of $576,585, and a decrease in accounts payable of $398,796. The increase in accounts receivable is a result of higher sales in the third and fourth quarter as compared to the prior year.

Capital expenditures for new property and equipment including production tooling were $690,932, $806,551, and $370,839 in 1996, 1995, and 1994,
respectively. Depreciation charges aggregated $629,985, $691,492, and $638,125 for the same fiscal years. Budgeted capital expenditures for fiscal year 1997 are $1,500,000. The Company expects to generate sufficient funds through operations to fulfill these expenditures.

Stockholders' investment increased to $16,546,790 at June 30, 1996 from $15,341,426 at June 30, 1995. The increase reflects primarily the effect of net income, the purchase and retirement of common stock and the exercise of
stock options for the year.   No cash dividends have been paid since the first
quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1998. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of June 30, 1996 totaled $944,784, consisting of $470,000 in borrowings and $474,784 in commitments for foreign letters of credit. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock.

The Company's Canadian subsidiary has a line of credit of $550,000. Borrowings under this credit facility bear interest at the bank's prime rate plus 1.5%. This credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. As of June 30, 1996, there were no borrowings outstanding against this line of credit. The due date for the line is October 31, 1996 and the Company expects the line will be renewed on substantially the same terms.

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its common stock for its own account utilizing the aforementioned $2,000,000 line of credit. In January of 1996, the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 1996, the Company purchased 251,947 shares of its common stock at an average of $6.14 per share, and retired all such shares. The Company also purchased 29,408 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP"), for the fiscal year ended June 30, 1996, at an average price of $6.80 per share.

1996 RESULTS COMPARED WITH 1995


Net sales for 1996 were $36,422,377 compared with $33,432,344 in 1995, an increase of $2,990,033 or 9%. The increase was the result of higher sales of current product as well as the introduction of new products.

Gross profit was $11,180,754 or 30.7% in 1996 compared with $10,622,307 or 31.8% in 1995. Increased customer demand during this fiscal year for some product lines resulted in the company spending more on air freight than anticipated. This in turn directly affected the decrease in gross profit for the year.

Selling, general and administrative expenses increased from $8,376,204 in 1995 to $8,528,098 in 1996. This increase is mainly attributed to higher professional fees including the cost related to maintaining the Company's worldwide patents and trademarks.

Income from operations was $2,652,656 in 1996 compared with $2,246,103 in 1995, an increase of 18%. Interest expense for 1996 was $156,698 compared with $317,922 in 1995. The decrease is due to decreased levels of borrowings during the fiscal year.

The Company has a license agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., covering North America and most of South America and Central America. Hagemeyer, N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a base of consumer electronic distribution in Asia, Europe, North America, South America and Central America. Royalty income earned in connection with this License Agreement was $1,303,502 in 1996 as compared to $1,412,723 in 1995. This decrease in royalty income is a result of Trabelco N.V. experiencing higher returns volume on products under the license agreement. The license agreement expires December 31, 1997; however, said agreement contains renewal options for additional three year periods at the option of Trabelco N.V.

Income taxes are discussed in Note 4 to the financial statements.

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

Income taxes are discussed in Note 4 to the financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996 and the notes thereto, and the report of independent accountants thereon are set forth on pages 14 to 25.

Selected unaudited quarterly financial data is as follows:



                                    Quarter
                                    -------
1996                      First       Second      Third       Fourth
- ----                    ----------  ----------  ----------  ----------
Net sales               $9,588,544  $9,870,439  $8,482,620  $8,480,774
Gross profit             3,144,621   2,882,072   2,464,479   2,689,582
Net income                 808,112     770,406     199,102     583,343
Earnings per common
and common equivalent
share                          .23         .22         .06         .17

                                    Quarter
                                    -------
1995                      First       Second      Third       Fourth
- ----                    ----------  ----------  ----------  ----------
Net sales               $8,372,902  $9,805,952  $7,671,860  $7,581,630
Gross profit             2,865,103   3,386,999   1,950,470   2,419,735
Net income                 710,378     989,837     235,393     152,386
Earnings per common
and common equivalent
share                          .19         .27         .06         .04

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), which 1996 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 1996 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS
- -- Beneficial Ownership Of Company Securities" sections of the 1996 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 1996 Proxy Statement.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   The following documents are filed as part of this report:

    1.    Financial Statements
          The following consolidated financial statements of Koss Corporation are set forth on pages 14 to 25:

         Report of Independent Accountants ........................ 14
         Consolidated Statements of Income for the Years
         Ended June 30, 1996, 1995, and 1994 ...................... 15
         Consolidated Balance Sheets as of June 30, 1996 and 1995 . 16 Consolidated Statements of Cash Flows
         for the Years Ended June 30, 1996, 1995, and 1994 ........ 17
         Consolidated Statements of Stockholders' Investment
         for the Years Ended June 30, 1996, 1995, and 1994 ........ 18
         Notes to Consolidated Financial Statements ............... 19

    2.  Financial Statement Schedules

        All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

    3.  Exhibits Filed

           3.1 Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.

           3.2 By-Laws of Koss Corporation, as in effect on September 25, 1996.

           4.1 Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.

           4.2 By-Laws of Koss Corporation, as in effect on September 25, 1996.

          10.1   Officer Loan Policy.

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

          10.9   Addendum to Lease.

          10.10  1990 Flexible Incentive Stock Plan.

          10.12  Loan Agreement, effective as of February 17, 1995.

          10.13 Amendment dated June 15, 1995 to Loan Agreement effective as of February 17, 1995.

          10.14  License Agreement dated November 15, 1991 between
                 KOSS Corporation and Trabelco N.V. (a subsidiary of
                 Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29,
                 1995)

          10.15  License Agreement dated September 29, 1995 between
                 KOSS Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)

          22     List of Subsidiaries of Koss Corporation

          27     Financial Data Schedule

  b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 12 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
July 19, 1996

CONSOLIDATED STATEMENTS OF INCOME



Year Ended June 30,                             1996              1995               1994
- -----------------------------------------------------------------------------------------
Net sales                                $36,422,377       $33,432,344        $35,561,322
Cost of goods sold                        25,241,623        22,810,037         23,686,971
- -----------------------------------------------------------------------------------------
Gross profit                              11,180,754        10,622,307         11,874,351
Selling, general and
administrative expense                     8,528,098         8,376,204          8,191,504
- -----------------------------------------------------------------------------------------
Income from operations                     2,652,656         2,246,103          3,682,847
Other income (expense)
Interest income                              116,503            98,090             56,461
Interest expense                            (156,698)         (317,922)          (246,911)
Royalty income                             1,303,502         1,412,723          1,108,458
- -----------------------------------------------------------------------------------------
Income before income taxes                 3,915,963         3,438,994          4,600,855
Provision for income taxes (note 4 )       1,555,000         1,351,000          1,800,000
Net income                               $ 2,360,963       $ 2,087,994        $ 2,800,855
=========================================================================================
Number of common and common
equivalent shares used in
computing earnings per share               3,502,979         3,631,364          3,751,514
=========================================================================================
Earnings per common and
common equivalent share                  $       .67       $       .58        $       .75
=========================================================================================


See accompanying notes.

CONSOLIDATED BALANCE SHEETS



As of June 30,                                              1996           1995
- ---------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                                                  $    27,001    $    49,227
 Accounts receivable, less allowances of
  $685,107 and $289,217, respectively (note 10)          8,965,213      7,242,862
Inventories                                              8,777,216      9,395,915
Prepaid expenses                                           382,137        676,874
Income taxes receivable                                         --        376,147
Deferred income taxes (note 4)                             517,946        378,946
- ---------------------------------------------------------------------------------
 Total current assets                                   18,669,513     18,119,971
- ---------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
 Leasehold improvements                                    673,382        585,952
 Machinery, equipment, furniture and fixtures            4,442,411      4,299,822
 Tools, dies, molds and patterns                         7,561,969      7,309,609
- ---------------------------------------------------------------------------------
                                                        12,677,762     12,195,383
 Less--accumulated depreciation                         10,333,421      9,911,989
- ---------------------------------------------------------------------------------
                                                         2,344,341      2,283,394
Deferred Income Taxes (note 4)                             422,603             --
Intangible and Other Assets                                568,800        569,558
                                                       $22,005,257    $20,972,923
=================================================================================
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Accounts payable                                      $ 1,327,915    $ 1,726,711
 Accrued liabilities (note 5)                              786,353        930,660
 Income taxes payable                                      361,855             --
- ---------------------------------------------------------------------------------
  Total current liabilities                              2,476,123      2,657,371
- ---------------------------------------------------------------------------------
Long-Term Debt (note 2)                                    470,000        570,000
- ---------------------------------------------------------------------------------
Deferred Income Taxes (note 4)                                  --          6,862
- ---------------------------------------------------------------------------------
Deferred Compensation and Other Liabilities (note 9)     1,022,344        907,264
- ---------------------------------------------------------------------------------
Contingently Redeemable Equity Interest (note 3)         1,490,000      1,490,000
- ---------------------------------------------------------------------------------
Stockholders' Investment (note 3):
Common stock, $.01 par value,
 authorized 8,500,000 shares;
 issued and outstanding 3,317,920
 and 3,486,080 shares, respectively                         33,179         34,861
Paid in capital                                          2,224,628      3,336,431
Contingently redeemable common stock                    (1,490,000)    (1,490,000)
Cumulative translation adjustment                         (107,230)       (65,116)
Retained earnings                                       15,886,213     13,525,250
- ---------------------------------------------------------------------------------
Total stockholders' investment                          16,546,790     15,341,426
- ---------------------------------------------------------------------------------
                                                       $22,005,257    $20,972,923
=================================================================================
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended June 30,                                  1996          1995          1994
- -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                    $ 2,360,963   $ 2,087,994   $ 2,800,855
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization                     777,238       823,535       722,323
Deferred income taxes                            (568,465)     (190,800)      (51,720)
Deferred compensation and other liabilities       115,080         4,434        75,850
Net changes in operating assets and
liabilities (note 6)                             (802,625)     (973,699)   (2,998,260)
- -------------------------------------------------------------------------------------
Net cash provided by
operating activities                            1,882,191     1,751,464       549,048
- -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment
and  leasehold improvements                      (690,932)     (806,551)     (370,839)
- -------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Repayments under line of credit agreements    (13,891,000)  (14,336,741)  (13,400,000)
Borrowings under line of credit agreements     13,791,000    12,838,000    12,193,000
Principal payments on
long-term debt                                         --       (12,376)      (17,186)
Exercise of stock options                         433,835       803,079       892,884
Purchase and retirement of common stock        (1,547,320)     (225,003)           --
- -------------------------------------------------------------------------------------
Net cash used in financing activities          (1,213,485)     (933,041)     (331,302)
- -------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (22,226)       11,872      (153,093)
Cash at beginning of year                          49,227        37,355       190,448
Cash at end of year                           $    27,001   $    49,227   $    37,355
=====================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                      Cumulative
                                  Common       Paid In     Retained  Translation
                                   Stock       Capital     Earnings   Adjustment
- --------------------------------------------------------------------------------
Balance, June 30, 1993          $31,323   $ 1,869,009   $ 8,636,401   $ (11,058)
 Net income                          --            --     2,800,855          --
 Translation adjustment              --            --            --     (70,786)
 Exercise of stock options          988       891,896            --          --
- --------------------------------------------------------------------------------
Balance, June 30, 1994           32,311     2,760,905    11,437,256     (81,844)
 Net income                          --            --     2,087,994          --
 Translation adjustment              --            --            --      16,728
  Purchase and retirement of
treasury stock                     (400)     (224,603)           --          --
 Exercise of stock options        2,950       800,129            --          --
- --------------------------------------------------------------------------------
Balance, June 30, 1995           34,861     3,336,431    13,525,250     (65,116)
 Net income                          --            --     2,360,963          --
 Translation adjustment              --            --            --     (42,114)
   Purchase and retirement of
treasury stock                   (2,519)   (1,544,801)           --          --
 Exercise of stock options          837       432,998            --          --
- --------------------------------------------------------------------------------
Balance, June 30, 1996          $33,179   $ 2,224,628   $15,886,213   $(107,230)
===============================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, audio/video loudspeakers and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 11,000 domestic retail outlets. International markets are served by a foreign sales subsidiary in Canada and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 22% and 25% of the Company's accounts receivable at June 30, 1996 and 1995, respectively, were foreign receivables.

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

INVENTORIES--At June 30, 1996 and 1995, approximately 95% and 88%, respectively, of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) cost, or market. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $637,782 and $685,679 higher than reported at June 30, 1996 and 1995, respectively.

The components of inventories at June 30, is as follows:


                       1996        1995
- -----------------------------------------
Raw materials and
work in process    $4,432,265  $3,624,299
Finished goods      4,344,951   5,771,616
- -----------------------------------------
                   $8,777,216  $9,395,915
=========================================

PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:


                       Leasehold Improvements    7-15years
                       Machinery, Equipment,
                        Furniture and Fixtures   3-10years
                       Tools, Dies, Molds
                        and Patterns             4-5years


RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $225,000 in 1996, $306,000 in 1995, and $310,000 in 1994.

EARNINGS PER SHARE--Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS--Cash, accounts receivable, accounts payable and accrued liabilities recorded in the consolidated balance sheets approximate fair value based on the short maturity of these instruments. Amounts recorded for long-term debt, deferred compensation and other liabilities are estimated to approximate fair value based on market conditions and interest rates available to the Company for similar financial instruments.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


2.   NOTES PAYABLE AND LONG TERM DEBT

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1998. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of June 30, 1996 totaled $944,784, consisting of $470,000 in borrowings and $474,784 in commitments for foreign letters of credit. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock.

The Company's Canadian subsidiary has a line of credit of $550,000. The due date for the loan is October 31, 1996 and it is renewable annually. The interest rate is the prime rate plus one and one quarter percent. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. There were no advances against the line at June 30, 1996 and 1995.


Long term debt at June 30, 1996 and 1995 is as follows:



                            1996      1995
- --------------------------------------------
Bank lines of credit      $470,000  $570,000
Less current maturities:        --        --
- --------------------------------------------
Total long-term debt      $470,000  $570,000
============================================

Maturities of long term debt in subsequent fiscal years are as follows: 1998 - $470,000.


3.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

As of June 30, 1996, there were stock options outstanding granted pursuant to the Company's 1983 Incentive Stock Option Plan (the "1983 Plan"). The 1983 Plan provides for the granting of options to certain officers and key employees to purchase up to 200,000 shares of the Company's common stock at a price not less than the market value of the stock on the date of grant. The options are exercisable at varying times and expire no later than ten years after the date of grant. All of the authorized shares available for grant pursuant to the 1983 Plan have been granted.

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

On April 18, 1996, April 3, 1995, and April 13, 1994, the Board of Directors authorized the grant of 72,500, 52,500 and 10,000 incentive stock options, respectively, under the 1990 Plan.

On April 12, 1995, the Company's Chairman exercised an option for the purchase of 250,000 shares of the Company's common stock at a price of $1.00 per share.

The following table identifies options granted, exercised, cancelled or available for exercise pursuant to the above mentioned Plans:


                                                         Number of     Price per
                                                            Shares         Share
- --------------------------------------------------------------------------------
Shares under option at June 30, 1993                      950,000   $  1.00-8.25
    Granted                                                10,000         $10.55
    Exercised                                             (98,750)  $  1.75-3.85
    Cancelled                                             (82,500)  $  1.75-7.50
- --------------------------------------------------------------------------------
Shares under option at June 30, 1994                      778,750   $ 1.00-10.55
    Granted                                                52,500   $ 7.35-$8.08
    Exercised                                            (295,000)  $ 1.00-$7.50
- --------------------------------------------------------------------------------
Shares under option at June 30, 1995                      536,250   $1.75-$10.55
    Granted                                                72,500   $ 5.32-$5.85
    Exercised                                             (56,250)  $ 1.75-$2.75
- --------------------------------------------------------------------------------
Shares under option at June 30, 1996                      552,500   $1.75-$10.55
================================================================================
Options exercisable at June 30, 1996                      299,375   $2.75-$10.55
================================================================================

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

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's 1997 consolidated financial statements. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method.

4.  INCOME TAXES

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 1996, 1995, and 1994 consists of the following:



Year Ended June 30,        1996         1995         1994
- ---------------------------------------------------------
Current:
 U.S. federal        $1,536,000   $1,577,000   $1,611,000
 State                  296,000      286,000      283,000
 Foreign                (44,000)    (230,000)     (43,000)
Deferred               (233,000)    (282,000)     (51,000)
- ---------------------------------------------------------
                     $1,555,000   $1,351,000   $1,800,000
=========================================================

The 1996, 1995, and 1994 tax provision results in an effective rate different than the federal statutory rate due to the following:


Year Ended June 30,                              1996         1995         1994
- -------------------------------------------------------------------------------
Federal income tax at
 statutory rate                            $1,331,000   $1,169,000   $1,564,000
State income taxes, net of
 federal tax benefit                          195,000      189,000      187,000
Foreign income taxed at
 other than U.S. rate                          (7,000)     (54,000)      (9,000)
Other                                          36,000       47,000       58,000
- -------------------------------------------------------------------------------
Total provision for
 income taxes                              $1,555,000   $1,351,000   $1,800,000
===============================================================================

Income (loss) before taxes for United States operations was $4,013,970 in 1996, $4,042,437 in 1995, and $4,700,339 in 1994. Such amounts for foreign operations were $(97,322), $(603,443), and $(99,484) for the respective years.

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:


                                                         1996           1995
- -------------------------------------------------------------------------------
Deferred Tax Assets
 Foreign operation loss carryforward                   $ 295,000      $      --
 Deferred compensation                                   222,000        178,000
 Accrued expenses and reserves                           435,000        323,000
 Royalties receivable                                     60,000         47,000
 Other                                                    86,000         68,000
- -------------------------------------------------------------------------------
                                                       1,098,000        616,000
Deferred Tax Liabilities
Equipment and leasehold improvements                    (157,000)      (240,000)
Other                                                         --         (4,000)
- -------------------------------------------------------------------------------
                                                        (157,000)      (244,000)
- -------------------------------------------------------------------------------
Net deferred tax asset                                 $ 941,000      $ 372,000
===============================================================================

The net deferred tax asset at June 30, 1996 is comprised of a current asset of $517,946 and a long term asset of $422,603. The net deferred tax asset at June 30, 1995 is comprised of a current asset of $378,946 and a long term liability of $6,862.

5.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:


                                1996      1995
- ----------------------------------------------
Salaries and wages          $204,945  $243,842
Warranty claims              100,000   100,000
Cooperative advertising
and promotion allowances     192,636   101,376
Payroll taxes and
employee benefits            133,094   281,465
Other                        155,678   203,977
- ----------------------------------------------
                            $786,353  $930,660
==============================================

6.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities, other than cash and indebtedness, consist of the following:


                                            1996            1995         1994
- -----------------------------------------------------------------------------
Accounts receivable                 $(1,722,351)        $154,040   $ (759,891)
Inventories                             576,585       (1,541,868)    (495,461)
Prepaid expenses                        294,737         (132,521)    (218,411)
Income taxes                            376,147           50,089     (455,613)
receivable
Other assets                           (146,495)        (160,181)    (214,763)
Accounts payable                       (398,796)         460,158     (576,281)
Income taxes payable                    361,855               --           --
Accrued liabilities                    (144,307)         196,584     (277,840)

- -----------------------------------------------------------------------------
Net change                            $(802,625)      $(973,699)  $(2,998,260)
=============================================================================

Net cash paid during the year for:            1996           1995           1994
                                        ----------     ----------     ----------
Interest                                $  161,256     $  321,353       $  255,510
Income taxes                            $1,413,283     $1,312,000       $1,770,000

7.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions amounted to $344,000 in 1996, $205,000 in 1995, and $0 in 1994.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Company's Board of Directors. For calendar years 1996, 1995, and 1994, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 1996, 1995, and 1994 were $264,631, $144,000, and $141,700, respectively.


8.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories. The table below summarizes certain information regarding the Company's United States and Canadian operations for the years ended June 30, 1996, 1995, and 1994.




000's Omitted              United
                           States      Canada    Eliminations  Consolidated
- ---------------------------------------------------------------------------
1996:
- ---------------------------------------------------------------------------
Net sales                 $33,319     $3,103         $    --        $36,422
Intercompany transfers      2,829         --          (2,829)            --
- ---------------------------------------------------------------------------
Total                     $36,148     $3,103         $(2,829)       $36,422
- ---------------------------------------------------------------------------
Income from operations    $ 2,716     $  (70)        $     7        $ 2,653
- ---------------------------------------------------------------------------
Assets                    $20,313     $1,730         $   (38)       $22,005
===========================================================================
1995:
- ---------------------------------------------------------------------------
Net sales                 $28,977     $4,455              --        $33,432
Intercompany transfers      3,019          9          (3,028)            --
- ---------------------------------------------------------------------------
Total                     $31,996     $4,464         $(3,028)       $33,432
- ---------------------------------------------------------------------------
Income from operations    $ 2,736     $ (532)        $    42        $ 2,246
- ---------------------------------------------------------------------------
Assets                    $19,350     $1,702         $   (79)       $20,973
===========================================================================
1994:
- ---------------------------------------------------------------------------
Net sales                 $31,127     $4,434         $    --        $35,561
Intercompany transfers      2,058         87          (2,145)            --
- ---------------------------------------------------------------------------
Total                     $33,185     $4,521         $(2,145)       $35,561
- ---------------------------------------------------------------------------
Income from operations    $ 3,805     $  (64)        $   (58)       $ 3,683
- ---------------------------------------------------------------------------
Assets                    $17,008     $2,276         $   (64)       $19,220
===========================================================================

The Company ships directly to independent distributors from its domestic plant. The Company's export sales to customers in foreign countries amounted to $6,481,135 during 1996, $2,231,509 during 1995, and $1,951,212 during 1994.

Sales to one customer, Tandy Corporation, were approximately 16%, 18%, and 16% of total sales for 1996, 1995, and 1994, respectively.


9.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The new lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The Company also leases approximately 6,500 square feet of office, service and warehouse space in Canada of which a significant portion is subleased to a third party. In addition, the Company leases certain property which requires payments of $32,000 in 1997.

In 1980, the Company entered into an agreement with John C. Koss that if he dies prior to attaining 70 years of age, the Company will pay to his spouse or other designated beneficiary the sum of $50,000 every six months until the total benefits paid equal $700,000. The agreement is null and void if he reaches age 70.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At June 30, 1996 and 1995, respectively, the related liabilities in the amounts of $536,220 and $421,140 have been included in deferred compensation in the accompanying balance sheets.


10.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 1996, 1995, and 1994 are summarized as follows:


 Year    Balance at Beginning    Charges Against               Balance at End of
- ------  ---------------------    ---------------               -----------------
Ending         of Period             Income       Deductions*       Period
- ------         ---------             ------       -----------       ------
 1996           $289,217                $490,097     $ 94,207           $685,107
 1995           $229,230                $143,261     $ 83,274           $289,217
 1994           $381,030                $  9,428     $161,228           $229,230

     *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses in the accompanying statements of income were $486,723 in 1996, $630,181 in 1995, and $756,956 in 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION



By: /s/ Michael J. Koss       Dated:  9/25/96
    ----------------------            -------
  Michael J. Koss, President,
  Chief Executive Officer
  Chief Operating Officer and
  Chief Financial Officer

By: /s/ Sujata Sachdeva       Dated:  9/25/96
    ----------------------            -------
  Sujata Sachdeva,
  Vice President - Finance
  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/  John C. Koss              /s/  Michael J. Koss
- -----------------              --------------------
John C. Koss, Director         Michael J. Koss, Director
Dated: 9/25/96                 Dated:  9/25/96
       -------                         -------
/s/  Martin F. Stein           /s/  Victor L. Hunter
- --------------------           ---------------------
Martin F. Stein, Director      Victor L. Hunter, Director
Dated:  9/25/96                Dated: 9/25/96
        -------                       -------
                               /s/  Lawrence S. Mattson
- -----------------------------  ------------------------
John J. Stollenwerk, Director  Lawrence S. Mattson, Director
Dated:                         Dated:  9/25/96
        -------                        -------
/s/  Thomas L. Doerr
- --------------------
Thomas L. Doerr, Director
Dated:  9/25/96
        -------

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

     October 24, 1996
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
     Attn:  Mr. Eugene R. Lee

                                 EXHIBIT INDEX




Designation                                                                          Incorporation
of Exhibit   Exhibit Title                                                            by Reference
- ----------   -------------                                                            ------------
   3.1       Certificate of Incorporation of Koss Corporation, as in
             effect on September 25, 1996  ..............................           filed herewith
   3.2       By-Laws of Koss Corporation, as in effect on
             September 25, 1996  ........................................           filed herewith
   4.1       Certificate of Incorporation of Koss Corporation, as in
             effect on September 25, 1996  ..............................                 (1)
   4.2       By-Laws of Koss Corporation, as in effect on
             September 25, 1996  ........................................                 (2)
  10.1       Officer Loan Policy  .......................................           filed herewith
  10.3       Supplemental Medical Care Reimbursement Plan  ..............           filed herewith
  10.4       Death Benefit Agreement with John C. Koss  .................           filed herewith
  10.5       Stock Purchase Agreement with John C. Koss  ................           filed herewith
  10.6       Salary Continuation Resolution for John C . Koss  ..........           filed herewith
  10.7       1983 Incentive Stock Option Plan   .........................           filed herewith
  10.8       Assignment of Lease to John C. Koss   ......................                 (3)
  10.9       Addendum to Lease   ........................................                 (4)
  10.10      1990 Flexible Incentive Stock Plan   .......................                 (5)
  10.12      Loan Agreement effective as of February 17, 1995   .........                 (6)
  10.13      Amendment dated June 15, 1995 to Loan Agreement
             effective February 17, 1995   ..............................                 (7)
  10.14      License Agreement dated November 15, 1991 between
             KOSS Corporation and Trabelco N.V. (a subsidiary
             of Hagemeyer N.V.) for North America, Central
             America and South America (including Amendment
             to License Agreement dated November 15, 1991;
             Renewal Letter dated November 18, 1994; and Second
             Amendment to License Agreement dated September 29,
             1995) ......................................................           filed herewith


10.15        License Agreement dated September 29, 1995 between
             KOSS Corporation and Trabelco N.V. (a subsidiary
             of Hagemeyer N.V.) for Europe (including First
             Amendment to License Agreement dated December 26,
             1995) ....................................................             filed herewith

22           List of Subsidiaries of Koss Corporation   ...............                   (8)

27           Financial Data schedule ..................................             filed herewith

(1)          Incorporated by reference from Exhibit 3.1 to this Form 10-K
             (Commission File No. 0-3295)

(2)          Incorporated by reference from Exhibit 3.2 to this Form 10-K
             (Commission File No. 0-3295)

(3) Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(4) Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(5) Exhibit 25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(6) Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(7) Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(8) Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)