Form 10-Q
period 1996-09-30
KOSS CORP
filed 1996-11-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 1996

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

At September 30, 1996, there were 3,288,098 shares outstanding of the Registrant's common stock, $0.01 par value per share.



                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               September 30, 1996


                                     INDEX



                                                                         Page
PART I   FINANCIAL INFORMATION

         Item 1       Financial Statements

                      Condensed Consolidated Balance Sheets
                      September 30, 1996 (Unaudited) and June 30, 1996     3

                      Condensed Consolidated Statements
                      of Income (Unaudited)
                      Three months ended September 30, 1996 and 1995       4

                      Condensed Consolidated Statements of Cash
                      Flows (Unaudited)
                      Three months ended September 30, 1996 and 1995       5

                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited) September 30, 1996            6-7

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        8-9


PART II  OTHER INFORMATION

         Item 4       Submission of Matters to a Vote of Security-Holders  10

         Item 6       Exhibits and Reports on Form 8-K                     10










                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  September 30, 1996  June 30, 1996
                                                     (Unaudited)           (*)
                                                  ------------------------------------
  ASSETS
     Current Assets:
       Cash                                                 $440,311         $27,001
       Accounts receivable                                 9,413,549       8,965,213
       Inventories                                        11,451,637       8,777,216
       Prepaid expenses                                      516,854         382,137
       Deferred income taxes                                 517,946         517,946
--------------------------------------------------------------------------------------
         Total current assets                             22,340,297      18,669,513
    Property and Equipment, net                            2,416,724       2,344,341
    Deferred Income Taxes                                    422,603         422,603
    Intangible and Other Assets                              555,276         568,800
--------------------------------------------------------------------------------------
                                                         $25,734,900     $22,005,257
======================================================================================
LIABILITIES AND STOCKHOLDERS' INVESTMENT

  Current Liabilities:
     Accounts payable                                     $1,050,200      $1,327,915
     Accrued liabilities                                     805,073         786,353
     Income taxes payable                                    591,806         361,855
--------------------------------------------------------------------------------------
       Total current liabilities                           2,447,079       2,476,123
  Long-Term Debt                                           3,620,000         470,000
  Deferred Compensation and Other Liabilities              1,051,114       1,022,344
  Contingently Redeemable Equity Interest                  1,490,000       1,490,000
  Stockholders' Investment                                17,126,707      16,546,790
--------------------------------------------------------------------------------------
                                                         $25,734,900     $22,005,257
======================================================================================

* The balance sheet at June 30, 1996, has been prepared from the audited financial statements at that date.

See accompanying notes.




                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


Three Months Ended September 30         1996         1995
----------------------------------------------------------------
Net sales                            $9,862,803    $9,588,544
Cost of goods sold                    6,575,125     6,443,923
----------------------------------------------------------------
Gross profit                          3,287,678     3,144,621
Selling, general and
  administrative expense              2,096,669     2,140,745
----------------------------------------------------------------
Income from operations                1,191,009     1,003,876
Other income (expense)
  Royalty income                        268,485       388,992
  Interest income                         4,034         4,125
  Interest expense                     (42,279)      (27,168)
----------------------------------------------------------------
Income before income tax provision    1,421,249     1,369,825
Provision for income taxes              582,259       561,713
----------------------------------------------------------------
  Net income                           $838,990      $808,112
================================================================
Number of common and common
  equivalent shares used in
  computing earnings per share        3,350,768     3,565,202
================================================================
Earnings per common and common
equivalent share                          $0.25         $0.23
================================================================
Dividends per common share                 None          None
================================================================

See accompanying notes.







                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Three Months Ended September 30                            1996           1995
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                $838,990       $808,112
  Adjustments to reconcile net
    income to net cash provided (used)
    by operating activities:
      Depreciation and amortization                          225,290        225,746
      Deferred compensation and other liabilities             28,770         28,770
      Net changes in operating assets and
        liabilities                                       (3,310,497)    (2,667,654)
-------------------------------------------------------------------------------------
      Net cash used in operating activities:              (2,217,447)    (1,605,026)
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                              (277,673)       (92,553)
-------------------------------------------------------------------------------------
    Net cash used in
      investing activities                                  (277,673)       (92,553)
-------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreements              (3,395,000)    (2,650,000)
  Borrowings under line of credit agreements               6,545,000      4,255,000
  Purchase and retirement of common stock                   (260,320)            --
  Exercise of stock options                                   18,750         48,750
-------------------------------------------------------------------------------------
    Net cash provided
      by financing activities                              2,908,430      1,653,750
-------------------------------------------------------------------------------------
Net increase (decrease) in cash                              413,310        (43,829)
Cash at beginning of year                                     27,001         49,227
-------------------------------------------------------------------------------------
Cash at end of quarter                                      $440,311         $5,398
=====================================================================================

See accompanying notes









                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1996, Annual Report on Form 10-K. The income from operations for the quarter ended September 30, 1996 is not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 45,919 and 68,070 related to stock option grants were included in the computation of the average number of shares outstanding in 1996 and 1995 respectively.

3.   INVENTORIES

      The classification of inventories is as follows:



                   September 30, 1996  June 30, 1996
-----------------------------------------------------
Raw materials and
 work in process           $7,189,409     $4,751,156
Finished goods              4,900,010      4,663,842
-----------------------------------------------------
                           12,089,419      9,414,998
LIFO Reserve                 (637,782)      (637,782)
-----------------------------------------------------
                          $11,451,637     $8,777,216
=====================================================





                                    6 of 11

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 1996 and June 30, 1996, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At September 30, 1996 and June 30, 1996, respectively, the related liabilities in the amounts of $564,990 and $536,220 have been included in deferred compensation on the accompanying balance sheets.










                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               September 30, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used by operating activities during the three months ended September 30, 1996 amounted to $2,217,447. Working capital was $19,893,218 at September 30, 1996. The increase of $3,699,828 from the balance at June 30, 1996 consists primarily of an increase in inventory. This increase is the result of anticipated higher sales volume in the upcoming Christmas season. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $277,673 for the quarter. For the fiscal year ending June 30, 1997, the Company expects its capital expenditures to be approximately $1,500,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $17,126,707 at September 30, 1996, from $16,546,790 at June 30, 1996. The increase reflects primarily the income for the quarter. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank which runs through March 15, 1998. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of September 30, 1996 totaled $3,827,938, consisting of $3,620,000 in borrowings and $207,938 in commitments for foreign letters of credit. Utilization of this credit facility as of June 30, 1996 was $944,784, consisting of $470,000 in borrowings of $474,784 in foreign letters of credit. The increase as of September 30, 1996 is the result of an increase in inventory due to anticipated higher sales volume for the upcoming Christmas season. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. This credit facility runs through March
15, 1997. The Company can also use up to $1,000,000 of its working capital credit facility to purchase shares of its own stock.

The Company's Canadian subsidiary has a line of credit of $550,000, which is guaranteed by the Company. Borrowings under this credit facility bear interest at the bank's prime rate plus 1.5%. This credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. As of September 30, 1996, there were no borrowings outstanding against this line of credit. The due date for the line is October 31, 1997.


                                    8 of 11

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its common stock for its own account utilizing the aforementioned $2,000,000 credit facility. In January of 1996, the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended September 30, 1996, the Company purchased 17,000 shares of its common stock at a price of $6.975 per share, and retired all such shares. The Company also purchased 9,678 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust, for the fiscal year ended June 30, 1996, at a price of $6.975 per share.

Results of Operations

Net sales for the quarter ended September 30, 1996 were $9,862,803 compared with $9,588,544 for the same period in 1995, an increase of $274,259. Strong orders primarily in August and September resulted in the increase for the quarter.

Gross profit as a percent of net sales was 33% for the quarter ended September 30, 1996 compared with 33% in the prior year.

Selling, general and administrative expenses were $2,096,669 or 21% as against $2,140,745 or 22% in 1995.

For the quarter ended September 30, 1996, income from operations was $1,191,009 versus $1,003,876 in 1995. The $187,133 increase is primarily related to the increased sales volume.

Net interest expense amounted to $42,279 for the quarter as compared to $27,168 for the same period in the prior year. This increase is a result of increased borrowing for the quarter as compared to the same period last year.

The Company has a license agreement with Trabelco N.V., a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands, which has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution business in Asia, Europe and North America. Royalty income earned in connection with this license agreement for the quarter ended September 30, 1996 was $268,485 as compared to $388,992 for the same period in 1995. This decrease in royalty income is a result of Trabelco N.V. experiencing lower sales volumes on products under the license agreement. The license agreement expires December 31, 1997; however, it can be renewed for additional three year periods at the option of Trabelco N.V.

On September 29, 1995, the Company entered into a second License Agreement with Trabelco N.V. covering most European countries. At this time, no sales have been reported under this License Agreement.




                                    9 of 11

 PART II    OTHER INFORMATION

   Item 4   Submission of Matters to Vote of Security-Holders


            (a)  On October 24, 1996 an Annual Meeting of Stockholders was held.

            (b) Proxies for the election of directors were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees, and all such nominees were elected.

            (c) There were 3,288,098 shares of common stock eligible to vote at the Annual Meeting, of which 2,845,065 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:


                                                          Number of Votes     Broker
                                                          ---------------     ------
                                                        For       Withheld   Non-Votes
                                                        ---       --------   ---------
              Nominees for 1-year
              terms ending in 1997:

              John C. Koss                            2,822,647    22,418      0
              Thomas L. Doerr                         2,818,359    26,706      0
              Victor L. Hunter                        2,822,947    22,118      0
              Michael J. Koss                         2,822,347    22,718      0
              Lawrence S. Mattson                     2,818,859    26,206      0
              Martin F. Stein                         2,822,447    22,618      0
              John J. Stollenwerk                     2,822,947    22,118      0

                                                  Number of Votes            Broker
                                                  ---------------            ------
                                          For      Against      Abstain     Non-Votes
                                          ---      -------      -------     ---------
              Appointment of Price
              Waterhouse L.L.P.
              as independent auditors
              for the year ended
              June 30, 1997           2,828,987    4,270         11,808         0


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


                                      KOSS CORPORATION



            Dated: 11/13/96           /s/ John C. Koss
            ---------------           --------------------------------
                                      John C. Koss, Chairman
                                      on behalf of the Registrant

            Dated: 11/13/96           /s/ Michael J. Koss
            ---------------           --------------------------------
                                      Michael J. Koss, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer






























                                    11 of 11