Form 10-Q
period 1996-12-31
KOSS CORP
filed 1997-02-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended  December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295

                               KOSS CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



     A DELAWARE CORPORATION                             39-1168275
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



4129 North Port Washington Avenue, Milwaukee, Wisconsin          53212
------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:        (414) 964-5000
                                                   ----------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X        NO ___
                                  ---
At December 31, 1996, there were 3,273,791 shares outstanding of the Registrant's common stock, $0.01 par value per share.





                                   1 OF 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               December 31, 1996


                                     INDEX




                                                                         Page
 PART I   FINANCIAL INFORMATION

          Item 1       Financial Statements

                       Condensed Consolidated Balance Sheets
                       December 31, 1996 (Unaudited) and June 30, 1996    3

                       Condensed Consolidated Statements
                       of Income (Unaudited)
                       Quarter and six months ended
                       December 31, 1996 and 1995                         4

                       Condensed Consolidated Statements of Cash
                       Flows (Unaudited)
                       Quarter and six months ended
                       December 31, 1996 and 1995                         5

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited) December 31, 1996           6-7

          Item 2       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      8-10


 PART II  OTHER INFORMATION

          Item 4       Submission of Matters to Vote of Security Holders  10

          Item 6       (a)  Exhibits Filed                                10

                       (b)  Reports on Form 8-K                           10










                                    2 of 11

                      KOSS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  December 31, 1996    June 30, 1996
                                                     (Unaudited)            (*)
                                                  -----------------    -------------
ASSETS
Current Assets:
  Cash                                                  $    12,407      $    27,001
  Accounts receivable                                    11,264,104        8,965,213
  Inventories                                            12,199,585        8,777,216
  Prepaid expenses                                          603,500          382,137
  Deferred income taxes                                     517,946          517,946
                                                        -----------      -----------
      Total current assets                               24,597,542       18,669,513


Property and Equipment, net                               2,429,165        2,344,341
Deferred Income Taxes                                       422,603          422,603
Intangible and Other Assets                                 542,886          568,800
                                                        -----------      -----------
                                                        $27,992,196      $22,005,257
                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities:
   Accounts payable                                     $ 2,166,611      $ 1,327,915
   Accrued liabilities                                    1,064,802          786,353
   Income taxes payable                                     389,626          361,855
                                                        -----------      -----------
      Total current liabilities                           3,621,039        2,476,123
Long-Term Debt                                            3,286,000          470,000
Deferred Compensation and Other Liabilities               1,079,884        1,022,344
Contingently Redeemable Equity Interest                   1,490,000        1,490,000
Stockholders' Investment                                 18,515,273       16,546,790
                                                        -----------      -----------
                                                        $27,992,196      $22,005,257
                                                        ===========      ===========

* The balance sheet at June 30, 1996, has been prepared from the audited financial statements at that date.

See accompanying notes.







                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)





                                                  Three Months                 Six Months
Period Ended December 31                        1996         1995          1996          1995
------------------------                    ------------  ----------   -----------   -----------
Net sales                                   $13,320,166   $9,870,439   $23,182,969   $19,458,983
Cost of goods sold                            8,776,051    6,988,367    15,351,176    13,432,290
                                            -----------   ----------   -----------   -----------
Gross profit                                  4,544,115    2,882,072     7,831,793     6,026,693
Selling, general and
  administrative expense                      2,394,291    2,227,795     4,490,960     4,368,540
                                            -----------   ----------   -----------   -----------
Income from operations                        2,149,824      654,277     3,340,833     1,658,153
Other income (expense)
   Royalty income                               427,890      679,737       696,375     1,068,729
   Interest income                               55,082        4,323        59,116         8,448
   Interest expense                            (135,149)     (33,181)     (177,428)      (60,349)
                                            -----------   ----------   -----------   -----------
Income before income tax provision            2,497,647    1,305,156     3,918,896     2,674,981
Provision for income taxes                    1,015,169      534,750     1,597,428     1,096,463
                                            -----------   ----------   -----------   -----------
  Net income                                $ 1,482,478   $  770,406   $ 2,321,468   $ 1,578,518
                                            ===========   ==========   ===========   ===========
Number of common and common
  equivalent shares used in
  computing earnings per share                3,321,602    3,575,094     3,335,631     3,570,142
                                           ============  ===========  ============  ============
Net income per common share                $       0.45   $     0.22   $      0.70   $      0.44
                                           ============  ===========  ============  ============
Dividends per common share                         None         None          None          None
                                           ============  ===========  ============  ============



See accompanying notes.

                                   4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




Six Months Ended December 31                                             1996          1995
----------------------------                                             ----          ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                           $ 2,321,468   $ 1,578,518
  Adjustments to reconcile net
    income to net cash provided (used)
    by operating activities:
       Depreciation and amortization                                       439,078       341,874
       Deferred compensation and other liabilities                          57,540       140,088
       Net changes in operating assets and
          liabilities                                                   (4,818,836)   (2,305,514)
                                                                       -----------   -----------
    Net cash used in operating activities:                              (2,000,750)     (245,034)
                                                                       -----------   -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                            (495,902)     (165,483)
                                                                       -----------   -----------
    Net cash used in
      investing activities                                                (495,902)     (165,483)
                                                                       -----------   -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreements                            (9,659,000)   (8,384,000)
  Borrowings under line of credit agreements                            12,475,000     8,743,948
  Purchase and retirement of common stock                                 (352,692)           --
  Exercise of stock options                                                 18,750        66,250
                                                                       -----------   -----------
     Net cash provided
       by financing activities                                           2,482,058       426,198
                                                                       -----------   -----------
Net increase (decrease) in cash                                            (14,594)       15,681
Cash at beginning of year                                                   27,001        49,227
                                                                       -----------   -----------
Cash at end of period                                                  $    12,407   $    64,908
                                                                       ===========   ===========

See accompanying notes.





                                    5 of 11

                      KOSS CORPORATION AND SUBSIDIARIES
                               December 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996, and for all periods presented have been made. The income from operations for the quarter and six months ended December 31, 1996 is not necessarily indicative of the operating results for the full year.

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

  2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

   Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 38,939 and 64,014 related to stock option grants were included in the computation of the average number of shares outstanding for the quarter ended December 31, 1996 and 1995, respectively.

3. INVENTORIES

   The classification of inventories is as follows:



                   December 31, 1996  June 30, 1996
                   -----------------  --------------
Raw materials and
 work in process        $ 6,990,887     $4,751,156
Finished goods            5,846,480      4,663,842
                        -----------     ----------
                         12,837,367      9,414,998
LIFO Reserve               (637,782)      (637,782)
                        -----------     ----------
                        $12,199,585     $8,777,216
                        ===========     ==========


                               6 of 11

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 1996 and June 30, 1996, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At December 31, 1996 and June 30, 1996, respectively, the related liabilities in the amounts of $593,760 and $536,220 have been included in deferred compensation on the accompanying balance sheets.





















                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - December 31, 1996
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used by operating activities during the six months ended December
31, 1996 amounted to $2,000,750. Working capital was $20,976,503 at December 31, 1996. The increase of $4,783,113 from the balance at June 30, 1996 reflects the net effect of an increase in receivables, inventory and payables. These increases are the result of higher sales volume in the current quarter and anticipated higher sales volume in the coming quarter. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $495,902 for the six months ended December 31, 1996. Depreciation and amortization aggregated $439,078 for the six months. For the fiscal year ending June 30, 1997, the Company expects its capital expenditures to be approximately $1,500,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $18,515,273 at December 31, 1996, from $16,546,790 at June 30, 1996. The increase reflects primarily the income for the six month period ending December 31, 1996. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank, which runs through March 15, 1998. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of December 31, 1996 totaled $3,379,602, consisting of $3,286,000 in borrowings and $93,602 in commitments for foreign letters of credit. Utilization of this credit facility as of June 30, 1996 was $944,784, consisting of $470,000 in borrowings and $474,784 in foreign letters of credit. The increase as of December 31, 1996 is the result of an increase in inventory due to anticipated higher sales volume for the upcoming quarter. The Company also has a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. This credit facility runs through March 15, 1997 and the Company is in the process of attempting to extend the term of this facility. The Company can also use up to $1,000,000 of its working capital credit facility to purchase shares of its own stock.

The Company's Canadian subsidiary has a line of credit of $550,000, which is guaranteed by the Company. Borrowings under this credit facility bear interest at the bank's prime rate plus 1.5%. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. As of December 31, 1996, there were no borrowings outstanding against this line of credit. The due date for the line is October 31, 1997.





                                    8 of 11

Pursuant to the Company's stock repurchase program, for the six month period ended December 31, 1996, the Company purchased 51,629 shares of its common stock at an average price of $6.83 per share. All 51,629 shares were retired. For the quarter ended December 31, 1996, the Company purchased 14,307 shares of its common stock at an average price of $6.46 per share. Since the commencement of the Company's stock repurchase program, the Company has purchased 343,576 shares of its common stock for a total of $2,189,389, representing an average price of $6.37 per share.

For the six month period ended December 31, 1996, the Company purchased 17,371 shares of its common stock for the Company's Employee Stock Ownership Plan and Trust ("ESOP") at an average price of $6.76 per share. For the quarter ended December 31, 1996, the Company purchased 7,693 shares of its common stock for the ESOP at an average price of $6.50 per share.


Results of Operations

Net sales for the second quarter ended December 31, 1996 rose 35% to $13,320,166 from $9,870,439 for the same period in 1995. Net sales for the six months ended December 31, 1996, were $23,182,969, up 19% compared with $19,458,983 during the same six months one year ago. This increase was primarily a result of strong orders throughout the second quarter.

Gross profit as a percent of net sales was 34% for the quarter ended December 31, 1996 compared with 29% for the same period in the prior year. For the six month period ended December 31, 1996, the gross profit percentage was 34% compared with 31% for the same period in 1995. Shifts in product mix resulted in the increase in gross profit as compared to last year.

Selling, general and administrative expenses for the quarter ended December 31, 1996 were $2,394,291 or 18%, as against $2,227,795 or 23% for the same period in 1995. For the six month period ended December 31, 1996, such expenses were $4,490,960 or 19%, as against $4,368,540 or 22% for the same period in 1995.
The percentage decrease is a direct result of higher sales.

For the second quarter ended December 31, 1996, income from operations was $2,149,824 versus $654,277 for the same period in the prior year. Income from operations for the six months ended December 31, 1996 was $3,340,833 as compared to $1,658,153 for the same period in 1995. The increase is primarily related to higher sales and to the increase in gross margin resulting from shifts in product mix.

Net interest expense amounted to $135,149 for the quarter as compared to $33,181 for the same period in the prior year. For the six month period, the interest expense amounted to $177,428 compared with $60,349 for the same period in the prior year. The increase is a result of the Company borrowing at much higher levels as compared to the same periods last year. The higher level of borrowing was the result of increased inventory purchases to support the increase in sales.




                                    9 of 11

The Company has a License Agreement with Trabelco N.V., a subsidiary of Hagemeyer N.V. Hagemeyer N.V. is a diverse international trading company based in the Netherlands, which has business interests in food, appliances, electromechanical and automobile distribution as well as a solid base of consumer electronic distribution business in Asia, Europe and North America. Royalty income earned in connection with this License Agreement for the quarter ended December 31, 1996 was $427,890 as compared to $679,737 for the same period in 1995. For the six month period, royalty income was $696,375 compared to $1,068,729 at December 31, 1995. The Company recognizes royalty income when earned. The decrease in royalty income is the result of lower sales volume by Trabelco N.V. in products covered under this License Agreement. This License Agreement expires on December 31, 1997; however, it can be renewed for an additional 3 year period at the option of Trabelco N.V.

On September 29, 1995, the Company entered into a second License Agreement with Trabelco N.V. covering many European countries. No sales have been reported under this License Agreement to date. This License Agreement expires on December 31, 1998. Trabelco N.V. has the option to renew this License Agreement for an additional 3 year period.





PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security Holders

         The information reported under Part II, Item 4
         (Submission of Matters to Vote of Security Holders) in the Form 10-Q filed for the period ended
         September 30, 1996 is incorporated herein by reference.

Item 6   (a)    Exhibits Filed
                27 Financial Data Schedule

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


                                   KOSS CORPORATION




            Dated: 2/13/97         /s/ Michael J. Koss
            --------------         ---------------------------
                                   Michael J. Koss, President,
                                   Chief Executive Officer,
                                   Chief Financial Officer

            Dated: 2/13/97         /s/ Sue Sachdeva
            --------------         ---------------------------
                                   Sue Sachdeva
                                   Vice President -- Finance

















                                    11 of 11