Form 10-Q
period 1997-03-31
KOSS CORP
filed 1997-05-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended  March 31, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295
--------------------------------------------------------------------------------
KOSS CORPORATION
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                            39-1168275
--------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



4129 North Port Washington Avenue,
--------------------------------------------------------------------------------
Milwaukee, Wisconsin                       53212
(Address of principal executive office)  (Zip Code)


Registrant's telephone number, including area code:  (414) 964-5000
                                                    ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO
                                    ---    ---
At March 31, 1997, there were 3,316,291 shares outstanding of the Registrant's common stock, $0.01 par value per share.











                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 March 31, 1997


                                     INDEX




                                                                       Page
  PART I   FINANCIAL INFORMATION

           Item 1    Financial Statements

                     Condensed Consolidated Balance Sheets
                     March 31, 1997 (Unaudited) and June 30, 1996        3

                     Condensed Consolidated Statements
                     of Income (Unaudited)
                     Quarter and nine months ended
                     March 31, 1997 and 1996                             4

                     Condensed Consolidated Statements of Cash
                     Flows (Unaudited)
                     Nine months ended March 31, 1997 and 1996           5


                     Notes to Condensed Consolidated Financial
                     Statements (Unaudited) March 31, 1997               6-7

           Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8-10


  PART II  OTHER INFORMATION

           Item 6    Exhibits and Reports on Form 8-K                      10














                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    March 31, 1997   June 30, 1996
                                                     (Unaudited)          (*)
                                                  ----------------  --------------
ASSETS
Current Assets:
  Cash                                                 $   132,110     $    27,001
  Accounts receivable                                    7,363,338       8,965,213
  Inventories                                           13,977,012       8,777,216
  Prepaid expenses                                         305,710         382,137
  Income taxes receivable                                  497,347              --
  Deferred income taxes                                    517,946         517,946
----------------------------------------------------------------------------------
      Total current assets                              22,793,463      18,669,513

Property and Equipment, net                              2,550,321       2,344,341
Deferred Income Taxes                                      422,603         422,603
Intangible and Other Assets                                517,823         568,800
----------------------------------------------------------------------------------
                                                       $26,284,210     $22,005,257
==================================================================================
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                     $ 1,457,823     $ 1,327,915
  Accrued liabilities                                      885,198         786,353
  Income taxes payable                                          --         361,855
----------------------------------------------------------------------------------
      Total current liabilities                          2,343,021       2,476,123

Long-Term Debt                                           2,066,000         470,000
Deferred Compensation and Other Liabilities              1,108,654       1,022,344
Contingently Redeemable Equity Interest                  1,490,000       1,490,000
Stockholders' Investment                                19,276,535      16,546,790
----------------------------------------------------------------------------------
                                                       $26,284,210     $22,005,257
==================================================================================

* The balance sheet at June 30, 1996, has been prepared from the audited financial statements at that date.

See accompanying notes.







                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





                                           Three Months               Nine Months
Period Ended March 31                  1997            1996       1997          1996
---------------------               -----------  ----------   ------------  -----------
Net sales                           $8,583,303   $8,482,620   $31,766,272   $27,941,603
Cost of goods sold                   5,660,609    6,018,141    21,011,785    19,450,431
---------------------------------------------------------------------------------------
Gross profit                         2,922,694    2,464,479    10,754,487     8,491,172
Selling, general and
 administrative expense              2,169,313    2,160,599     6,660,273     6,529,139
---------------------------------------------------------------------------------------
Income from operations                 753,381      303,880     4,094,214     1,962,033
Other income (expense)
 Royalty income                        212,244       43,769       908,619     1,112,498
 Interest income                        30,085        4,063        89,201        12,511
 Interest expense                      (77,099)     (12,109)     (254,527)      (72,458)
---------------------------------------------------------------------------------------
Income before income tax provision     918,611      339,603     4,837,507     3,014,584
Provision for income taxes             387,059      140,501     1,984,487     1,236,964
---------------------------------------------------------------------------------------
 Net income                         $  531,552   $  199,102   $ 2,853,020   $ 1,777,620
=======================================================================================
Number of common and common
 equivalent shares used in
 computing earnings per share        3,463,071    3,478,695     3,347,605     3,536,361
=======================================================================================
Earnings per common and common
 equivalent share                   $     0.15   $     0.06   $      0.85   $      0.50
=======================================================================================
Dividends per common share                None         None          None          None
=======================================================================================

See accompanying notes.

















                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





Nine Months Ended March 31                                1997          1996
--------------------------                            ------------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                          $ 2,853,020    $1,777,620
  Adjustments to reconcile net
    income to net cash (used) provided
    by operating activities:
       Depreciation and amortization                      516,998       434,167
       Deferred compensation and other liabilities         86,310        86,310
       Net changes in operating assets and
         liabilities                                   (4,258,900)   (2,585,989)
-------------------------------------------------------------------------------
  Net cash used in operating activities:                 (802,572)     (287,892)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                           (672,002)     (242,043)
-------------------------------------------------------------------------------
    Net cash used in
      investing activities                               (672,002)     (242,043)
-------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
   Borrowings under line of credit agreements          17,765,000    11,971,000
   Repayments under line of credit agreements         (16,169,000)  (11,541,000)
   Purchase and retirement of common stock               (352,692)           --
   Exercise of stock options                              336,375        72,500
-------------------------------------------------------------------------------
     Net cash provided
       by financing activities                          1,579,683       502,500
-------------------------------------------------------------------------------
Net increase (decrease) in cash                           105,109       (27,435)
Cash at beginning of year                                  27,001        49,227
-------------------------------------------------------------------------------
Cash at end of period                                 $   132,110    $   21,792
===============================================================================

See accompanying notes.










                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. The income from operations for the quarter and nine months ended March 31, 1997 is not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 152,433 and 54,070 related to stock option grants were included in the computation of the average number of shares outstanding for the quarter ended March 31, 1997 and 1996, respectively. Common stock equivalent of 48,681 and 62,082 were outstanding for the nine months ended March 31, 1997 and 1996, respectively.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

3.    INVENTORIES

      The classification of inventories is as follows:



                   March 31, 1997  June 30, 1996
-----------------------------------------------

Raw materials and
 work in process     $ 6,847,695    $4,751,156
Finished goods         7,767,099     4,663,842
----------------------------------------------
                      14,614,794     9,414,998
LIFO Reserve            (637,782)     (637,782)
----------------------------------------------
                     $13,977,012    $8,777,216
==============================================

                                    6 of 11

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 1997 and June 30, 1996, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At March 31, 1997 and June 30, 1996, respectively, the related liabilities in the amounts of $622,530 and $536,220 have been included in deferred compensation in the accompanying balance sheets.
















                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                           FORM 10-Q - March 31, 1997
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used in operating activities during the nine months ended March 31, 1997 amounted to $802,572. Working capital was $20,450,442 at March 31, 1997. The increase in working capital of $4,257,052 from the balance at June 30, 1996 reflects the net effect of an increase in inventory partially offset by increased payables. These increases are the result of anticipated higher sales volume in the upcoming quarter. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $672,002 for the nine months ended March 31, 1997. Depreciation and amortization aggregated $516,998 for the nine months. For the fiscal year ending June 30, 1997, the Company expects its capital expenditures to be approximately $1,500,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $19,276,535 at March 31, 1997, from $16,546,790 at June 30, 1996. The increase reflects primarily the income for the nine month period ending March 31, 1997. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital credit facility with a bank. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit
facility as of March 31, 1997 totaled   $2,160,567, consisting of $2,066,000 in
borrowings and $94,567 in commitments for foreign letters of credit. Utilization of this credit facility as of June 30, 1996 was $944,784, consisting of $470,000 in borrowings and $474,784 in foreign letters of credit. The increase as of March 31, 1997 is the result of an increase in inventory due to anticipated higher sales volume for the upcoming quarter. The Company can also use up to $1,000,000 of its working capital credit facility to purchase shares of its own stock.

The Company's Canadian subsidiary has a line of credit of $550,000, which is guaranteed by the Company. Borrowings under this credit facility bear interest at the bank's prime rate plus 1.5%. The credit facility is subject to the availability of qualifying receivables and inventories which serve as security for the borrowings. As of March 31, 1997 or June 30, 1996, there were no borrowings outstanding against this line of credit. The due date for the line is October 31, 1997.






                                    8 of 11

Pursuant to the Company's stock repurchase program, for the nine month period ended March 31, 1997, the Company purchased 51,629 shares of its common stock at an average price of $6.83 per share. All 51,629 shares were retired. Since the commencement of the Company's stock repurchase program, the Company has purchased 343,576 shares of its common stock for a total of $2,125,014, representing an average price of $6.18 per share.

For the nine month period ended March 31, 1997, the Company's Employee
Stock Ownership Plan and Trust ("ESOP") purchased 27,371 shares of the Company's common stock for the ESOP at an average price of $8.38 per share. For the quarter ended March 31, 1997, the ESOP purchased 10,000 shares of the Company's common stock for the ESOP at an average price of $11.18 per share.


Results of Operations

Net sales for the third quarter ended March 31, 1997 were $8,583,303 compared to $8,482,620 for the same period in 1996. Net sales for the nine months ended March 31, 1997 were $31,766,272, up 14% compared with $27,941,603 during the same nine months one year ago. This increase was primarily a result of strong orders throughout the period.

Gross profit as a percent of net sales was 34% for the quarter ended March 31, 1997 compared with 29% for the same period in the prior year. For the nine month period ended March 31, 1997, the gross profit percentage was 34% compared with 30% for the same period in 1996. Shifts in product mix resulted in the increase in gross profit as compared to last year.

Selling, general and administrative expenses for the quarter ended March 31, 1997 were $2,169,313 or 25%, as against $2,160,599 or 25% for the same period in 1996. For the nine month period ended March 31, 1997, such expenses were $6,660,273 or 21%, as against $6,529,139 or 23% for the same period in 1996.
The percentage decrease is a direct result of higher sales.

For the third quarter ended March 31, 1997, income from operations was $753,381 versus $303,880 for the same period in the prior year. Income from operations for the nine months ended March 31, 1997 was $4,094,214 as compared to $1,962,033 for the same period in 1996. The increase is primarily related to higher sales and to the increase in gross margin resulting from shifts in product mix.

Net interest expense amounted to $77,099 for the quarter as compared to $12,109 for the same period in the prior year. For the nine month period, interest expense amounted to $254,527 compared with $72,458 for the same period in the prior year. The increase is a result of the Company borrowing at much higher levels as compared to the same periods last year. The higher level of borrowing was the result of increased inventory purchases to support the increase in sales.







                                    9 of 11

The Company recently agreed to an amendment and assignment of its License Agreement with Trabelco N.V., covering North America, Central America, and
South America, to Jiangsu Electronics Industries Limited, a subsidiary of
Orient Power Holdings Limited. The assignment was effective as of March 31, 1997. Orient Power has guaranteed Jiangsu's obligations under the License
Agreement, as amended.   Orient Power is based in Hong Kong and has an extensive
portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. This license arrangement is subject to renewal for additional 3 year periods.

Royalty income earned in connection with this License Agreement for the quarter ended March 31, 1997 was $212,244 as compared to $43,769 for the same period in 1996. For the nine month period, royalty income was $908,619 compared to $1,112,498 at March 31, 1996. The Company recognizes royalty income when earned. The decrease in royalty income for the nine month period is the result of lower sales volume by Trabelco N.V. in products covered under this License Agreement.

The License Agreement with Trabelco N.V. covering many European countries remains in place. No sales have been reported under this License Agreement to date; however, certain minimum royalties will be due for calendar years 1997 and 1998. This License Agreement expires on December 31, 1998. Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.





   PART II  OTHER INFORMATION

   Item 6   (a)  Exhibits Filed
                  10.1 Third Amendment and Assignment of License Agreement
                  10.2 Consent of Directors (Supplemental Executive Retirement
                       Plan)
                    27 Financial Data Schedule


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


                                   KOSS CORPORATION




                 Dated:   5/14/97  /s/ Michael J. Koss
                 ----------------  ----------------------------
                                   Michael J. Koss, President,
                                   Chief Executive Officer,
                                   Chief Financial Officer

                 Dated:  5/14/97   /s/ Sue Sachdeva
                 ----------------  ----------------------------
                                   Sue Sachdeva
                                   Vice President -- Finance





                                    11 of 11