Form 10-K
period 1997-06-30
KOSS CORP
filed 1997-09-22
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended June 30, 1997
                                       OR
               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

KOSS CORPORATION                                   Commission file number 0-3295
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

A Delaware Corporation                                    391168275
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


4129 North Port Washington Avenue, Milwaukee, Wisconsin 53212
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (414) 964-5000
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
       NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value (voting)
                     --------------------------------------
                                (Title of class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 10, 1997 was approximately $24,608,000 (based on the $13.75 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on September 10, 1997). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on September 10, 1997 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On September 10, 1997, 3,333,141 shares of voting common stock were outstanding.

                      Documents Incorporated by Reference
Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report. The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1988, 1990, 1995, and 1996, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and March 31, 1997.



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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                1997             1996             1995
                                ----             ----             ----

      Stereophones               83%              80%              77%

The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 16,000 domestic retail outlets. International markets are served by a foreign sales subsidiary in Canada and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

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

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 59% of sales occurred in the first six months of the fiscal year and 41% of sales occurred in the latter six months of the fiscal year.

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

The Company markets its products to approximately 2,000 customers worldwide. During 1997 the Company's sales to its largest single customer, Tandy Corporation, were 17% of total sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 38% of total sales in 1997.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $245,000 during fiscal 1997 as compared with $225,000 during fiscal 1996 and $306,000 during fiscal 1995. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 1997, the Company employed 176 people. The Company also utilizes temporary personnel to meet seasonal production demands.

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


Item 2.  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

All facilities are in good repair and, in the opinion of management, are suitable for the Company's purposes.

Item 3.  LEGAL PROCEEDINGS.

Neither Koss nor its subsidiaries are subject to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 1,084 holders of the Company's common stock as of September 10, 1997. No dividends have been paid for the years ended June 30, 1997, 1996, and 1995. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                              Fiscal Year 1997           Fiscal Year 1996
                              ----------------           ----------------
 Quarter                       High        Low            High        Low
 -------                       ---------------            ---------------

 First                       $7-3/8       $5-3/4         $7-5/8     $5-1/2

 Second                      $7-0/0       $5-3/4         $8-0/0     $5-0/0

 Third                       $13-0/0      $6-1/4         $6-1/4     $5-1/4

 Fourth                      $11-1/4      $8-3/4         $7-1/4     $5-0/0




Item 6.  SELECTED FINANCIAL DATA.



                                 1997              1996               1995               1994              1993
----------------------------------------------------------------------------------------------------------------------
 Net sales                      $39,554,720       $36,422,377        $33,432,344        $35,561,322        $32,137,448

 Net income                     $ 3,587,688       $ 2,360,963        $ 2,087,994        $ 2,800,855        $ 2,790,759

 Earnings per common
   and common
   equivalent share             $      1.07       $      0.67        $      0.58        $      0.75        $      0.82

 Total assets                   $26,332,923       $22,005,257        $20,972,923        $19,220,406        $17,542,085

 Long-term debt                 $ 1,221,000       $   470,000        $   570,000        $ 2,068,741        $ 3,286,632


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY

During 1997, cash used in operations was $67,271. Working capital was $20,789,148 at June 30, 1997. The increase of $4,595,758 from the balance at June 30, 1996 represents primarily the net effect of an increase in inventory of $5,770,437, a decrease in accounts receivable of $1,972,700, a decrease in accounts payable of $586,269, and an increase in deferred revenue of $473,482. The increase in inventory is the result of anticipated higher sales volume in the upcoming year.

Capital expenditures for new property and equipment including production tooling were $782,287, $690,932, and $806,551 in 1997, 1996, and 1995,
respectively. Depreciation charges aggregated $649,099, $629,985, and $691,492 for the same fiscal years. Budgeted capital expenditures for fiscal year 1998 are $1,300,000. The Company expects to generate sufficient funds through operations to fulfill these expenditures.

Stockholders' investment increased to $20,274,494 at June 30, 1997 from $16,546,790 at June 30, 1996. The increase reflects primarily the effect of net income, the purchase and retirement of common stock, and the exercise of
stock options for the year.   No cash dividends have been paid since the first
quarter of fiscal 1984.

The Company has an unsecured working capital line of credit facility with a bank which runs through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Utilization of this credit facility as of June 30, 1997 totaled $1,274,386, consisting of $1,221,000 in borrowings and $53,386 in commitments for foreign letters of credit

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of its common stock for its own account. In January, 1996 the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the total amount of potential stock purchases for the Company's own account from $3,000,000 to $5,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 1997, the Company purchased 51,629 shares of its common stock at an average price of $6.83 per share, and retired all such shares. The Company also purchased 21,943 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP"), for the fiscal year ended June 30, 1997, at an average price of $9.11 per share.

Since the commencement of the Company's stock repurchase program, the Company has purchased a total of 696,726 shares for a total price of $4,413,858.25, representing an average purchase price of $6.34 per share.

1997 RESULTS COMPARED WITH 1996


Net sales for 1997 were $39,554,720 compared with $36,422,377 in 1996, an increase of $3,132,343 or 9%. The increase was the result of higher sales of current product as well as the introduction of new products.

Gross profit was $13,632,099 or 34.5% in 1997 compared with $11,180,754 or 30.7% in 1996. Shifts in product mix resulted in the increase in gross profit as compared to last year.

Selling, general and administrative expenses for 1997 were $8,594,260 compared with $8,528,098 in 1996, an increase of $66,162 or less than 1%.

Income from operations was $5,037,839 in 1997 compared with $2,652,656 in 1996, an increase of 90%. Interest expense for 1997 was $306,178 compared with $156,698 in 1996. The increase is due to increased levels of borrowings during the fiscal year.

Effective as of March 31, 1997, the Company assigned its License Agreement with Trabelco N.V. (covering North America, Central America, and South America) to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. The Company and Jiangsu are currently negotiating to expand the products covered by this License Agreement to include mobile electronics and to increase the minimum royalties due for the years 1998, 1999, and 2000. This License Agreement is subject to renewal for additional 3 year periods.

Royalty income earned in connection with this License Agreement for the year ended June 30, 1997 was $1,131,250 as compared to $1,303,502 for the same period in 1996. The Company recognizes royalty income when earned. The decrease in royalty income for the twelve-month period is the result of lower sales volume by Trabelco N.V. in products covered under this License Agreement.

The License Agreement with Trabelco N.V. covering many European countries remains in place. No sales have been reported under this License Agreement to date; however, certain minimum royalties are due for calendar years 1997 and 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.

Income taxes are discussed in Note 4 to the financial statements.

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

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., covering North America and most of South America and Central America. Hagemeyer, N.V., a diverse international trading company based in the Netherlands, has business interests in food, appliances, electromechanical and automobile distribution as well as a base of consumer electronic distribution in Asia, Europe, North America, South America and Central America. Royalty income earned in connection with this License Agreement was $1,303,502 in 1996 as compared to $1,412,723 in 1995. This decrease in royalty income is a result of Trabelco N.V. experiencing higher return volume on products under the License Agreement. The License Agreement expires December 31, 1997; however, this agreement contains renewal options for additional three year periods at the option of Trabelco N.V.

Income taxes are discussed in Note 4 to the financial statements.

MANAGEMENT'S REPORT


The consolidated financial statements and related financial information included in this report are the responsibility of management as to preparation, presentation and reliability. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances and necessarily include amounts that are based on best estimates and judgments.

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company.

The Board of Directors, acting through the Audit Committee, is responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings. The independent auditors have direct access to the Audit Committee, with or without the presence of management representatives, to discuss the scope and the results of their audit work. The Audit Committee is comprised solely of non-employee directors.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). This Statement establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted per share amounts on the Company's income statement. Diluted per share amounts as calculated under SFAS 128 are not expected to materially differ from loss per share amounts previously presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this standard during the year ended June 30, 1998. The adoption of this standard is not expected to have a material impact on disclosure in the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its required disclosures under SFAS 131 and expects to adopt this standard during the year ended June 30, 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 1997 and 1996 and for each of the three years in the period ended June 30, 1997 and the notes thereto, and the report of independent accountants thereon are set forth on pages 13 to 25.

Selected unaudited quarterly financial data is as follows:

                                                                       Quarter
                                                                       -------
 1997                                         First          Second           Third          Fourth
 ----                                         -----          ------           -----          ------
 Net sales                                   $9,862,803     $13,320,166      $8,583,303      $7,788,448
 Gross profit                                 3,287,678       4,544,115       2,922,694       2,877,612
 Net income                                     838,990       1,482,478         531,552         734,668

 Earnings per common
  and common equivalent
  share                                             .25             .45             .15             .21

                                                                       Quarter
                                                                       -------
 1996                                         First          Second           Third          Fourth
 ----                                         -----          ------           -----          ------
 Net sales                                   $9,588,544      $9,870,439      $8,482,620      $8,480,774
 Gross profit                                 3,144,621       2,882,072       2,464,479       2,689,582
 Net income                                     808,112         770,406         199,102         583,343
 Earnings per common
  and common equivalent
  share                                             .23             .22             .06             .17



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), which 1997 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 1997 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" sections of the 1997 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 1997 Proxy Statement.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.     The following documents are filed as part of this report:

1.       Financial Statements
The following consolidated financial statements of Koss Corporation are set forth on pages 13 to 25:

         Report of Independent Accountants . . . . . . . . . . . . . . . . . 13
         Consolidated Statements of Income for the Years
          Ended June 30, 1997, 1996, and 1995  . . . . . . . . . . . . . . . 14
         Consolidated Balance Sheets as of June 30, 1997 and 1996  . . . . . 15
         Consolidated Statements of Cash Flows
          for the Years Ended June 30, 1997, 1996, and 1995  . . . . . . . . 16
         Consolidated Statements of Stockholders' Investment
          for the Years Ended June 30, 1997, 1996, and 1995  . . . . . . . . 17
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . 18

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

        10.5  Stock Repurchase Agreement with John C. Koss.

        10.6  Salary Continuation Resolution for John C. Koss.

        10.7  1983 Incentive Stock Option Plan.

        10.8  Assignment of Lease to John C. Koss.

        10.9  Addendum to Lease.

        10.10 1990 Flexible Incentive Plan.

        10.12 Loan Agreement, effective as of February 17, 1995.

        10.13 Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.

        10.14 License Agreement dated November 15, 1991 between Koss
              Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995).

        10.15 License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995).

        10.16 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

        10.17 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997).

        22    List of Subsidiaries of Koss Corporation.

        27    Financial Data Schedule.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS


     TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     PRICE WATERHOUSE LLP
     Milwaukee, Wisconsin
     July 18, 1997

CONSOLIDATED STATEMENTS OF INCOME


 Year Ended June 30,                                            1997            1996             1995
-----------------------------------------------------------------------------------------------------
 Net sales                                               $39,554,720     $36,422,377      $33,432,344
 Cost of goods sold                                       25,922,621      25,241,623       22,810,037
-----------------------------------------------------------------------------------------------------
 Gross profit                                             13,632,099      11,180,754       10,622,307
 Selling, general and
   administrative expense                                  8,594,260       8,528,098        8,376,204
-----------------------------------------------------------------------------------------------------
 Income from operations                                    5,037,839       2,652,656        2,246,103
 Other income (expense)
   Royalty income                                          1,131,250       1,303,502        1,412,723
   Interest income                                           105,777         116,503           98,090
   Interest expense                                         (306,178)       (156,698)        (317,922)
-----------------------------------------------------------------------------------------------------
 Income before income taxes                                5,968,688       3,915,963        3,438,994
 Provision for income taxes (note 4 )                      2,381,000       1,555,000        1,351,000
-----------------------------------------------------------------------------------------------------
 Net income                                              $ 3,587,688     $ 2,360,963     $  2,087,994
=====================================================================================================
 Number of common and common
   equivalent shares used in
   computing earnings per share                            3,362,843       3,502,979        3,631,364
=====================================================================================================
 Earnings per common and
   common equivalent share                               $      1.07     $       .67     $        .58
=====================================================================================================

 See accompanying notes.

CONSOLIDATED BALANCE SHEETS

 As of June 30,                                                                       1997                         1996
-----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current Assets:
   Cash                                                                       $     32,551                $      27,001
   Accounts receivable, less allowances of
     $928,605 and $685,107, respectively (note 10)                               6,992,513                    8,965,213
   Inventories                                                                  14,547,653                    8,777,216
   Prepaid expenses                                                                603,997                      382,137
   Income taxes receivable                                                          65,493                           --
   Deferred income taxes (note 4)                                                  756,946                      517,946
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                       22,999,153                   18,669,513
-----------------------------------------------------------------------------------------------------------------------
 Equipment and Leasehold Improvements, at cost:
   Leasehold improvements                                                          735,930                      673,382
   Machinery, equipment, furniture and fixtures                                  4,548,096                    4,442,411
   Tools, dies, molds and patterns                                               8,176,023                    7,561,969
-----------------------------------------------------------------------------------------------------------------------
                                                                                13,460,049                   12,677,762
   Less--accumulated depreciation                                               10,982,520                   10,333,421
-----------------------------------------------------------------------------------------------------------------------
                                                                                 2,477,529                    2,344,341
 Deferred Income Taxes (note 4)                                                    258,135                      422,603
 Intangible and Other Assets                                                       598,106                      568,800
-----------------------------------------------------------------------------------------------------------------------
                                                                              $ 26,332,923                  $22,005,257
=======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities:
   Accounts payable                                                           $    741,646                 $  1,327,915
   Accrued liabilities (note 5)                                                    994,877                      786,353
   Deferred revenue                                                                473,482                           --
   Income taxes payable                                                                 --                      361,855
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   2,210,005                    2,476,123
-----------------------------------------------------------------------------------------------------------------------
 Long-Term Debt (note 2)                                                         1,221,000                      470,000
-----------------------------------------------------------------------------------------------------------------------
 Deferred Compensation and Other Liabilities (note 9)                            1,137,424                    1,022,344
-----------------------------------------------------------------------------------------------------------------------
 Contingently Redeemable Equity Interest (note 3)                                1,490,000                    1,490,000
-----------------------------------------------------------------------------------------------------------------------
 Stockholders' Investment (note 3):
   Common stock, $.01 par value,
     authorized 8,500,000 shares;
     issued and outstanding 3,323,791
     and 3,317,920 shares, respectively                                             33,238                       33,179
   Paid in capital                                                               2,328,677                    2,224,628
   Contingently redeemable common stock                                         (1,490,000)                  (1,490,000)
   Cumulative translation adjustment                                               (71,322)                    (107,230)
   Retained earnings                                                            19,473,901                   15,886,213
-----------------------------------------------------------------------------------------------------------------------
 Total stockholders' investment                                                 20,274,494                   16,546,790
-----------------------------------------------------------------------------------------------------------------------
                                                                              $ 26,332,923                  $22,005,257
=======================================================================================================================

 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 Year Ended June 30,                                               1997                   1996                  1995
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income                                              $  3,587,688           $  2,360,963          $  2,087,994
   Adjustments to reconcile net
     income to net cash (used in) provided
     by operating activities:
       Depreciation and amortization                            712,215                777,238               823,535
       Deferred income taxes                                    (74,532)              (568,465)             (190,800)
       Deferred compensation                                    115,080                115,080                 4,434
       Net changes in operating assets and
         liabilities (note 6)                                (4,407,722)              (802,625)             (973,699)
---------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by
           operating activities                                 (67,271)             1,882,191             1,751,464
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of equipment
     and leasehold improvements                                (782,287)              (690,932)             (806,551)
---------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Repayments under line of credit agreement                (21,029,000)           (13,891,000)          (14,336,741)
   Borrowings under line of credit agreement                 21,780,000             13,791,000            12,838,000
   Exercise of stock options                                    456,799                433,835               803,079
   Purchase and retirement of common stock                     (352,691)            (1,547,320)             (225,003)
   Other                                                             --                     --               (12,376)
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                                   855,108             (1,213,485)             (933,041)
---------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                5,550                (22,226)               11,872
   Cash at beginning of year                                     27,001                 49,227                37,355
---------------------------------------------------------------------------------------------------------------------
   Cash at end of year                                     $     32,551           $     27,001          $     49,227
=====================================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                                         Cumulative
                                                         Common          Paid In          Retained      Translation
                                                          Stock          Capital          Earnings       Adjustment
---------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1994                              $   32,311      $ 2,760,905       $11,437,256      $   (81,844)
   Net income                                                --               --         2,087,994               --
   Translation adjustment                                    --               --                --           16,728
   Purchase and retirement of treasury stock               (400)        (224,603)               --               --
   Exercise of stock options                              2,950          800,129                --               --
---------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1995                                  34,861        3,336,431        13,525,250          (65,116)
   Net income                                                --               --         2,360,963               --
   Translation adjustment                                    --               --                --          (42,114)
   Purchase and retirement of treasury stock             (2,519)      (1,544,801)               --               --
   Exercise of stock options                                837          432,998                --               --
---------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1996                                  33,179        2,224,628        15,886,213         (107,230)
   Net income                                                --               --         3,587,688               --
   Translation adjustment                                    --               --                --           35,908
   Purchase and retirement of treasury stock               (516)        (352,175)               --               --
   Exercise of stock options                                575          456,224                --               --
---------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1997                              $   33,238      $ 2,328,677       $19,473,901      $   (71,322)
---------------------------------------------------------------------------------------------------------------------


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, audio/video loudspeakers and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 16,000 domestic retail outlets. International markets are served by a foreign sales subsidiary in Canada and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 13% and 22% of the Company's accounts receivable at June 30, 1997 and 1996, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 1998 and 2000. These agreements contain three year renewal options and require minimum calendar year royalty payments.

INVENTORIES--At June 30, 1997 and 1996, approximately 98% and 95%, respectively, of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) cost, or market. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $457,484 and $637,782 higher than reported at June 30, 1997 and 1996, respectively.

The components of inventories at June 30, is as follows:

                                                            1997              1996
                        ----------------------------------------------------------
                        Raw materials and
                          Work in process            $ 7,242,161        $4,432,265
                        Finished goods                 7,305,492         4,344,951
                        ----------------------------------------------------------
                                                     $14,547,653        $8,777,216
                        ==========================================================


PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                        Leasehold Improvements          10-15 years
                        Machinery, Equipment,
                          Furniture and Fixtures         3-10 years
                        Tools, Dies, Molds
                          and Patterns                    4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $245,000 in 1997, $225,000 in 1996, and $306,000 in 1995.

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


2.  LONG TERM DEBT

The Company has an unsecured working capital line of credit facility with a bank, which runs through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of June 30, 1997 totaled $1,274,386, consisting of $1,221,000 in borrowings and $53,386 in commitments for foreign letters of credit. Utilization of this credit facility as of June 30, 1996 was $944,784, consisting of $470,000 in borrowings and $474,784 in foreign letters of credit.

3.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares to the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares to the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors has again authorized the reservation of an additional 300,000 shares to the 1990 Plan, which will be voted on by the stockholders at the Annual Stockholders Meeting to be held on October 22, 1997.

The following table identifies options granted, exercised, cancelled or available for exercise pursuant to the above mentioned Plans:

                                                                 Number of          Price per
                                                                    Shares              Share
            ---------------------------------------------------------------------------------
            Shares under option at June 30, 1994                   778,750      $ 1.00-$10.55
                   Granted                                          52,500      $  7.35-$8.08
                   Exercised                                      (295,000)     $  1.00-$7.50
            ---------------------------------------------------------------------------------
            Shares under option at June 30, 1995                   536,250      $ 1.75-$10.55
                   Granted                                          72,500      $  5.32-$5.85
                   Exercised                                       (56,250)     $  1.75-$2.75
            ---------------------------------------------------------------------------------
            Shares under option at June 30, 1996                   552,500      $ 1.75-$10.55
                   Granted                                          52,500      $10.20-$11.22
                   Exercised                                       (57,500)     $  2.50-$7.50
                   Cancelled                                       (11,250)     $  5.32-$7.35
            ---------------------------------------------------------------------------------
            Shares under option at June 30, 1997                   536,250      $ 2.50-$11.22
            =================================================================================
            Options exercisable at June 30, 1997                   386,875      $ 2.50-$10.55
            =================================================================================



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

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method.

Accordingly, no compensation cost has been recognized for options granted under the stock-based compensation plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below:

                                                                                      1997           1996
                                                                                -------------------------
      Net income - as reported                                                  $3,587,688     $2,360,963
      Net income - pro forma                                                     3,511,965      2,349,608
      Earnings per common and common equivalent share - as reported                   1.07            .67
      Earnings per common and common equivalent share - pro forma                     1.04            .67


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                      1997           1996
                                                                                   ----------------------
      Expected stock price volatility                                               70.94%         70.53%
      Risk free interest rate                                                        6.84%          6.45%
      Expected life of options                                                       6 years        5.6 years


The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1997 are $7.56 and $7.67, respectively. The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1996 are $7.15 and $7.80, respectively. The weighted average fair value of options granted during 1997 and 1996 is $7.02 and $3.37 per share, respectively.

4.  INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 1997, 1996, and 1995 consists of the following:


        Year Ended June 30,                             1997                  1996                1995
        ----------------------------------------------------------------------------------------------
        Current:
          U.S. federal                            $2,061,000            $1,536,000          $1,577,000
          State                                      394,000               296,000             286,000
          Foreign                                         --               (44,000)           (230,000)
        Deferred                                     (74,000)             (233,000)           (282,000)
        ----------------------------------------------------------------------------------------------
                                                  $2,381,000            $1,555,000          $1,351,000
        ==============================================================================================


The 1997, 1996, and 1995 tax provision results in an effective rate different than the federal statutory rate due to the following:

        Year Ended June 30,                             1997                  1996                1995
        ----------------------------------------------------------------------------------------------
        Federal income tax at
          statutory rate                          $2,029,000            $1,331,000          $1,169,000
        State income taxes, net of
          federal tax benefit                        260,000               195,000             189,000
        Other                                         92,000                29,000              (7,000)
        ----------------------------------------------------------------------------------------------
        Total provision for
          income taxes                            $2,381,000            $1,555,000          $1,351,000
        ==============================================================================================


Income before taxes for United States operations was $6,803,219 in 1997, $4,013,970 in 1996, and $4,042,437 in 1995. Losses before taxes for foreign operations were $834,531, $97,322, and $603,443 for the respective years.

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:

<Caption
          ---------------------------------------------------------------------------------------------------
          Deferred Tax Assets
            Foreign operation loss carryforward                         $         --              $   295,000
            Deferred compensation                                            265,000                  222,000
            Accrued expenses and reserves                                    530,000                  435,000
            Royalties receivable/deferred                                    179,000                   60,000
            Package design and trademarks                                    125,000                   61,000
            Other                                                             39,000                   25,000
          ---------------------------------------------------------------------------------------------------
                                                                           1,138,000                1,098,000

          Deferred Tax Liabilities
            Equipment and leasehold improvements                            (123,000)                (157,000)
          ---------------------------------------------------------------------------------------------------
          Net deferred tax asset                                        $  1,015,000              $   941,000
          ===================================================================================================

The net deferred tax asset at June 30, 1997 is comprised of a current asset of $756,946 and a long term asset of $258,135. The net deferred tax asset at June 30, 1996 is comprised of a current asset of $517,946 and a long term asset of $422,603.

5.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                                1997                     1996
          ---------------------------------------------------------------------------------------------------
          Salaries and wages                                                $340,498                 $204,945
          Cooperative advertising
            and promotion allowances                                         240,612                  192,636
          Payroll taxes and
            employee benefits                                                162,626                  133,094
          Other                                                              251,141                  255,678
          ---------------------------------------------------------------------------------------------------
                                                                            $994,877                 $786,353
          ===================================================================================================


6.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities, other than cash and indebtedness, consist of the following:

                                                       1997                    1996                      1995
          ---------------------------------------------------------------------------------------------------
          Accounts receivable                  $  1,972,700            $ (1,722,351)             $    154,040
          Inventories                            (5,734,529)                576,585                (1,541,868)
          Prepaid expenses                         (221,860)                294,737                  (132,521)
          Net income taxes                         (427,348)                738,002                    50,089
          Other assets                              (92,422)               (146,495)                 (160,181)
          Accounts payable                         (586,269)               (398,796)                  460,158
          Deferred revenue                          473,482                      --                        --
          Accrued liabilities                       208,524                (144,307)                  196,584
          ---------------------------------------------------------------------------------------------------
          Net change                           $ (4,407,722)           $   (802,625)             $   (973,699)
          ===================================================================================================

 Net cash paid during the year for:                 1997                1996                1995
                                                    ----                ----                ----
          Interest                            $  297,398          $  161,256          $  321,353
          Income taxes                        $2,849,333          $1,413,283          $1,312,000


7.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions amounted to $200,000 in 1997, $344,000 in 1996, and $205,000 in 1995.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Company's Board of Directors. For calendar years 1997, 1996, and 1995, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 1997, 1996, and 1995 were $144,000, $264,631, and $144,000, respectively.


8.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories. The table below summarizes certain information regarding the Company's United States and Canadian operations for the years ended June 30, 1997, 1996, and 1995.


 000's Omitted                             United
                                           States          Canada     Eliminations    Consolidated
---------------------------------------------------------------------------------------------------
 1997:
---------------------------------------------------------------------------------------------------
 Net sales                               $ 39,128       $     427     $        --          $ 39,555
 Intercompany transfers                     1,111              --          (1,111)               --
---------------------------------------------------------------------------------------------------
 Total                                   $ 40,239       $     427     $    (1,111)         $ 39,555
---------------------------------------------------------------------------------------------------
 Income from operations                  $  5,840       $    (742)    $       (60)         $  5,038
---------------------------------------------------------------------------------------------------
 Assets                                  $ 26,333       $      --     $        --          $ 26,333
===================================================================================================
 1996:
---------------------------------------------------------------------------------------------------
 Net sales                               $ 33,319       $   3,103     $        --          $ 36,422
 Intercompany transfers                     2,829              --          (2,829)               --
---------------------------------------------------------------------------------------------------

 Total                                   $ 36,148       $   3,103     $    (2,829)         $ 36,422
---------------------------------------------------------------------------------------------------
 Income from operations                  $  2,716       $     (70)    $         7          $  2,653
---------------------------------------------------------------------------------------------------
 Assets                                  $ 20,313       $   1,730     $       (38)         $ 22,005
===================================================================================================
 1995:
---------------------------------------------------------------------------------------------------
 Net sales                               $ 28,977       $   4,455              --          $ 33,432
 Intercompany transfers                     3,019               9          (3,028)               --
---------------------------------------------------------------------------------------------------
 Total                                   $ 31,996       $   4,464     $    (3,028)         $ 33,432
---------------------------------------------------------------------------------------------------
 Income from operations                  $  2,736       $    (532)    $        42          $  2,246
---------------------------------------------------------------------------------------------------
 Assets                                  $ 19,350       $   1,702     $       (79)         $ 20,973
===================================================================================================

The Company's export sales to customers in foreign countries amounted to $4,955,824 during 1997, $6,481,135 during 1996, and $2,231,509 during 1995.

Sales to one customer, Tandy Corporation, were approximately 17% of total sales for the year ended June 30, 1997, and 16% for the years ended June 30, 1996, and 1995, respectively.


9.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. Rent expense, which includes this lease, was $432,000 in 1997, $450,000 in 1996, and $409,000 in 1995.

In 1980, the Company entered into an agreement with John C. Koss that if he dies prior to attaining 70 years of age, the Company will pay to his spouse or other designated beneficiary the sum of $50,000 every six months until the total benefits paid equal $700,000. The agreement is null and void if he reaches age 70.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At June 30, 1997 and 1996, respectively, the related liabilities in the amounts of $651,300 and $536,220 have been included in deferred compensation and other liabilities in the accompanying balance sheets.


10.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 1997, 1996, and 1995 are summarized as follows:

     Year      Balance at Beginning         Charges Against                               Balance at End of
     ----      --------------------         ---------------                               -----------------
    Ending          of Period                   Income               Deductions*              Period
    ------          ---------                   ------               -----------              ------
     1997      $      685,107               $    434,000             $   190,502          $    928,605
     1996      $      289,217               $    490,097             $    94,207          $    685,107
     1995      $      229,230               $    143,261             $    83,274          $    289,217

  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses in the accompanying statements of income were $428,428 in 1997, $486,723 in 1996, and $630,181 in 1995.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                                    Dated:  9/19/97
   ---------------------------                                     -------
   Michael J. Koss, President,
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                    Dated:  9/19/97
   ---------------------------                                     -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/  John C. Koss                                /s/  Michael J. Koss
 ----------------------                           -------------------------
 John C. Koss, Director                           Michael J. Koss, Director
 Dated:  9/19/97                                  Dated:  9/19/97

 /s/  Martin F. Stein                             /s/  Victor L. Hunter
 ----------------------                           -------------------------
 Martin F. Stein, Director                        Victor L. Hunter, Director
 Dated:  9/19/97                                  Dated:  9/19/97

 /s/ John J. Stollenwerk                          /s/ Lawrence S. Mattson
 ----------------------                           -------------------------
 John J. Stollenwerk, Director                    Lawrence S. Mattson, Director
 Dated:  9/19/97                                  Dated: 9/19/97

 /s/  Thomas L. Doerr
 ----------------------
 Thomas L. Doerr, Director
 Dated:  9/19/97





The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND                                  DIRECTORS
SENIOR MANAGEMENT


John C. Koss                                  John C. Koss
Chairman of the Board                         Chairman of the Board
                                              Koss Corporation
Michael J. Koss
President                                     Thomas L. Doerr
Chief Executive Officer                       President
Chief Operating Officer                       Doerr Corporation
Chief Financial Officer
                                              Victor L. Hunter
John C. Koss, Jr.                             President
Vice President-Sales                          Hunter Business Direct

Daniel Esposito                               Michael J. Koss
Vice President-Corporate Systems              President, C.E.O.,
                                              C.O.O., C.F.O.
Sujata Sachdeva
Vice President-Finance                        Lawrence S. Mattson
                                              Retired President
Jill McCurdy                                  Oster Company
Vice President-Product Development
                                              Martin F. Stein
Richard W. Silverthorn                        Chairman
Secretary                                     Eyecare One Inc.
General Counsel
                                              John J. Stollenwerk
Declan Hanley                                 President
Vice President-International Sales            Allen-Edmonds Shoe Corporation


ANNUAL MEETING

October 22, 1997
Performance Center
Koss Corporation
4129 N. Port Washington Avenue                INDEPENDENT ACCOUNTANTS
Milwaukee, WI  53212
                                              Price Waterhouse LLP
TRANSFER AGENT                                Milwaukee, Wisconsin

Questions regarding change of address,        LEGAL COUNSEL
stock transfer, lost certificate, or
information on a particular account           Whyte Hirschboeck Dudek S.C.
should be directed in writing to:

Firstar Trust Company
Box 2077
Milwaukee, WI  53201
Attn:  Mr. Eugene R. Lee

                                 EXHIBIT INDEX



 Designation                                                                     Incorporation
 of Exhibit      Exhibit Title                                                   by Reference
   3.1           Certificate of Incorporation of Koss Corporation, as in
                 effect on September 25, 1996  .............................           (1)

   3.2           By-Laws of Koss Corporation, as in effect on
                 September 25, 1996  .......................................           (2)

   4.1           Certificate of Incorporation of Koss Corporation, as in
                 effect on September 25, 1996  .............................           (1)

   4.2           By-Laws of Koss Corporation, as in effect on
                 September 25, 1996  .......................................           (2)

 10.1            Officer Loan Policy  ......................................           (3)

 10.3            Supplemental Medical Care Reimbursement Plan  .............           (4)

 10.4            Death Benefit Agreement with John C. Koss  ................           (5)

 10.5            Stock Purchase Agreement with John C. Koss  ...............           (6)

 10.6            Salary Continuation Resolution for John C . Koss  .........           (7)

 10.7            1983 Incentive Stock Option Plan   ........................           (8)

 10.8            Assignment of Lease to John C. Koss   .....................           (9)

 10.9            Addendum to Lease   .......................................           (10)

 10.10           1990 Flexible Incentive Plan   ............................           (11)

 10.12           Loan Agreement, effective as of February 17, 1995   .......           (12)

 10.13           Amendment to Loan Agreement dated June 15, 1995,
                 effective as of February 17, 1995..........................           (13)

 10.14           License Agreement dated November 15, 1991 between
                 Koss Corporation and Trabelco N.V. (a subsidiary
                 of Hagemeyer N.V.) for North America, Central
                 America and South America (including Amendment
                 to License Agreement dated November 15, 1991;
                 Renewal Letter dated November 18, 1994; and Second
                 Amendment to License Agreement dated September 29, 1995)
                 ...........................................................           (14)


 10.15           License Agreement dated September 29, 1995 between
                 Koss Corporation and Trabelco N.V. (a subsidiary
                 of Hagemeyer N.V.) for Europe (including First
                 Amendment to License Agreement dated December 26,
                 1995)                                                                 (15)
                 ...........................................................

 10.16           Third Amendment and Assignment of License Agreement to
                 Jiangsu Electronics Industries Limited dated as of March 31,
                 1997  .....................................................           (16)

 10.17           Consent of Directors (Supplemental Executive Retirement Plan
                 for Michael J. Koss dated March 7, 1997) ..................           (17)

 22              List of Subsidiaries of Koss Corporation   ................           (18)

 27              Financial Data Schedule ...................................      filed herewith


 (1)             Incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


 (2)             Incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


 (3)             Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (4)             Incorporated by reference from Exhibit 10.3 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (5)             Incorporated by reference from Exhibit 10.4 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (6)             Incorporated by reference from Exhibit 10.5 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (7)             Incorporated by reference from Exhibit 10.6 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (8)             Incorporated by reference from Exhibit 10.7 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (9)             Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

 (10)            Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)


 (11)            Incorporated by reference from Exhibit 25 to the Company's Annual Report on
                 Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)


 (12)            Incorporated by reference from Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No.
                 0-3295)


 (13)            Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)


 (14)            Incorporated by reference from Exhibit 10.14 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


 (15)            Incorporated by reference from Exhibit 10.15 to the Company's Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

 (16)            Incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File
                 No. 0-3295)

 (17)            Incorporated by reference from Exhibit 10.2 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File
                 No. 0-3295)

 (18)            Incorporated by reference from Exhibit 22 to the Company's Annual Report on
                 Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)


Dear Stockholders,

         We are pleased to report new records in sales and earnings for Fiscal year 1997.

         Sales for the fiscal year ending June 30, 1997 were $39,554,720 compared to $36,422,377 in fiscal year 1996, an increase of 8.6%. Net income for the year was $3,587,688 compared to $2,360,963 one year ago. Earnings per share were $1.07 in 1997 compared to $.67 in fiscal year 1996.

         Fiscal year 1997 marked many milestones in the Company's performance. With the assistance of a successful Christmas selling season, earnings per share for the first six months of our fiscal year exceeded last year's entire 12 month total. Although the federal reserve took steps to tighten credit, we did not experience any reductions in our customer order cycle. At the end of the year, Koss Corporation's balance sheet was in a strong enough position to allow the Company to extend its stock repurchase program from $3 million to $5 million.

         Contributing to our success this year was a steady increase in sales across a broad spectrum of customers. We also introduced a record 21 new products this year at the Consumer Electronics Show including the Reference and Auditor stereophone lines. The Auditor series extended our product line deeper into the professional stereophone market, while the Reference line allowed us to increase models in the growing tele-communications market. These new lines are the first to introduce a modular assembly design that allows the listener to upgrade features on the stereophone by substituting component parts after the sale: an industry first.

         The Company also finalized the assignment of the license agreement for electronics from Trabelco, N.V., a subsidiary of Hagemeyer N.V., to Jiangsu Electronics Industries Limited, a subsidiary of Orient Power Holdings Limited of Hong Kong. Under our new agreement, the Company's minimum royalty payments will be increased and Koss Electronics has already planned to expand its product base.

         As we enter into our 45th year of business, we continue to focus on the strength of our core business, the stereophone industry, which we created in 1958 with the introduction of the SP3 stereophone. We are already forecasting a record breaking 1998 fiscal year.

         We would like to thank our customers, suppliers, stockholders, as well as the entire Koss team for their dedication and hard work over the past year to ensure the continued success of Koss Corporation.

Sincerely,



John C. Koss                      Michael J. Koss
Chairman                          President and CEO

CONSOLIDATED STATEMENTS OF INCOME                         KOSS CORPORATION


 Year Ended June 30,                                                  1997                1996            1995
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Net sales                                                        $    39,554,720        $36,422,377      $33,432,344
 Cost of goods sold                                                    25,922,621         25,241,623       22,810,037
---------------------------------------------------------------------------------------------------------------------
 Gross profit                                                          13,632,099         11,180,754       10,622,307
 Selling, general and
   administrative expense                                               8,594,260          8,528,098        8,376,204
---------------------------------------------------------------------------------------------------------------------
 Income from operations                                                 5,037,839          2,652,656        2,246,103
 Other income (expense)
   Royalty income                                                       1,131,250          1,303,502        1,412,723
   Interest income                                                        105,777            116,503           98,090
   Interest expense                                                      (306,178)          (156,698)        (317,922)
---------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                             5,968,688          3,915,963        3,438,994
 Provision for income taxes                                             2,381,000          1,555,000        1,351,000
---------------------------------------------------------------------------------------------------------------------
 Net income                                                       $     3,587,688        $ 2,360,963      $ 2,087,994
=====================================================================================================================
 Number of common and common
   equivalent shares used in
   computing earnings per share                                         3,362,843          3,502,979        3,631,364
=====================================================================================================================
 Earnings per common and common
   equivalent share:                                              $          1.07        $       .67      $       .58
=====================================================================================================================

CONSOLIDATED BALANCE SHEETS
KOSS CORPORATION


 As of June 30,                                                               1997                          1996
---------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current Assets:
      Cash                                                                    $      32,551               $    27,001
      Accounts receivable, less allowances of
           $928,605 and $685,107, respectively                                    6,992,513                 8,965,213
      Inventories                                                                14,547,653                 8,777,216
      Prepaid expenses                                                              603,997                   382,137
      Income taxes receivable                                                        65,493                        --
      Deferred income taxes                                                         756,946                   517,946
---------------------------------------------------------------------------------------------------------------------
             Total current assets                                                22,999,153                18,669,513
---------------------------------------------------------------------------------------------------------------------
 Equipment and Leasehold improvements, at cost:
      Leasehold improvements                                                        735,930                   673,382
      Machinery, equipment, furniture and fixtures                                4,548,096                 4,442,411
      Tools, dies, molds and patterns                                             8,176,023                 7,561,969
---------------------------------------------------------------------------------------------------------------------
                                                                                 13,460,049                12,677,762
      Less--accumulated depreciation                                             10,982,520                10,333,421
---------------------------------------------------------------------------------------------------------------------
                                                                                  2,477,529                 2,344,341
 Deferred Income Taxes                                                              258,135                   422,603
 Intangible and Other Assets                                                        598,106                   568,800
---------------------------------------------------------------------------------------------------------------------
                                                                              $  26,332,923               $22,005,257
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities:
     Accounts payable                                                         $     741,646               $ 1,327,915
     Accrued liabilities                                                            994,877                   786,353
     Deferred revenue                                                               473,482                        --
     Income taxes payable                                                                --                   361,855
---------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                              2,210,005                 2,476,123
---------------------------------------------------------------------------------------------------------------------
 Long-Term Debt                                                                   1,221,000                   470,000
 Deferred Compensation and Other Liabilities                                      1,137,424                 1,022,344
 Contingently Redeemable Equity Interest                                          1,490,000                 1,490,000
---------------------------------------------------------------------------------------------------------------------
 Stockholders' Investment:
     Common stock, $.01 par value,
           authorized 8,500,000 shares;
           issued and outstanding 3,323,791
           and 3,317,920 shares, respectively                                        33,238                    33,179
     Paid in capital                                                              2,328,677                 2,224,628
     Contingently redeemable common stock                                        (1,490,000)               (1,490,000)
     Cumulative translation adjustment                                              (71,322)                 (107,230)
     Retained earnings                                                           19,473,901                15,886,213
---------------------------------------------------------------------------------------------------------------------
            Total stockholders' investment                                       20,274,494                16,546,790
---------------------------------------------------------------------------------------------------------------------
                                                                              $  26,332,923               $22,005,257
=====================================================================================================================

STOCKHOLDERS' INFORMATION                                       KOSS CORPORATION

       Koss Corporation's 1997 Annual Report is presented in a simple readable and functional style. This Annual Report contains condensed financial statements only. The detailed financial statements including footnotes are included in the Form 10-K which has been provided to all stockholders along with the 1997 Annual Report. The Company believes this manner of presentation provides a concise summary for those who want to be kept informed while at the same time allowing those who feel it necessary the opportunity to investigate further.

       Koss Corporation common stock is traded on the Over the Counter market and quotations are available through the National Market System. The trading symbol is KOSS.

       For additional Annual Reports, Form 10-K's or Proxy materials write to:

               Investment Relations
               Koss Corporation
               4129 N. Port Washington Ave.
               Milwaukee, WI  53212


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Koss Corporation

       We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Koss Corporation and its subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, of stockholders' investment and of cash flows for each of the three years in the period ended June 30, 1997 (not presented herein); and in our report dated July 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of June 30, 1997 and 1996, and the related condensed consolidated statements of income for each of the three years in the period ended June 30, 1997, when read in conjunction with the consolidated financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
July 18, 1997

MANAGEMENT INFORMATION                                    KOSS CORPORATION
--------------------------------------------------------------------------------

OFFICERS AND                                  DIRECTORS
SENIOR MANAGEMENT


John C. Koss                                  John C. Koss
Chairman of the Board                         Chairman of the Board
                                              Koss Corporation
Michael J. Koss
President                                     Thomas L. Doerr
Chief Executive Officer                       President
Chief Operating Officer                       Doerr Corporation
Chief Financial Officer
                                              Victor L. Hunter
John C. Koss, Jr.                             President
Vice President-Sales                          Hunter Business Direct

Daniel Esposito                               Michael J. Koss
Vice President-Corporate Systems              President, C.E.O.,
                                              C.O.O., C.F.O.
Sujata Sachdeva
Vice President-Finance                        Lawrence S. Mattson
                                              Retired President
Jill McCurdy                                  Oster Company
Vice President-Product Development
                                              Martin F. Stein
Richard W. Silverthorn                        Chairman
Secretary                                     Eyecare One Inc.
General Counsel
                                              John J. Stollenwerk
Declan Hanley                                 President
Vice President-International Sales            Allen-Edmonds Shoe Corporation


ANNUAL MEETING

October 22, 1997
Performance Center
Koss Corporation
4129 N. Port Washington Avenue                INDEPENDENT ACCOUNTANTS
Milwaukee, WI  53212
                                              Price Waterhouse LLP
TRANSFER AGENT                                Milwaukee, Wisconsin

Questions regarding change of address,        LEGAL COUNSEL
stock transfer, lost certificate, or
information on a particular account           Whyte Hirschboeck Dudek S.C.
should be directed in writing to:

Firstar Trust Company
Box 2077
Milwaukee, WI  53201
Attn:  Mr. Eugene R. Lee