Form 10-Q
period 1997-09-30
KOSS CORP
filed 1997-11-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 1997

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295

KOSS CORPORATION
(Exact Name of Registrant as Specified in its Charter)



A DELAWARE CORPORATION                            39-1168275
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



 4129 North Port Washington Avenue, Milwaukee, Wisconsin     53212
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code:  (414) 964-5000
                                                     ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---
At September 30, 1997, there were 3,333,141 shares outstanding of the Registrant's common stock, $0.01 par value per share.



                                    1 of 11

                      KOSS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                             September 30, 1997


                                    INDEX


                                                                                                  Page
PART I   FINANCIAL INFORMATION

         Item 1       Financial Statements

                      Condensed Consolidated Balance Sheets
                      September 30, 1997 (Unaudited) and June 30, 1997                              3

                      Condensed Consolidated Statements
                      of Income (Unaudited)
                      Three months ended September 30, 1997 and 1996                                4

                      Condensed Consolidated Statements of Cash
                      Flows (Unaudited)
                      Three months ended September 30, 1997 and 1996                                5

                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited) September 30, 1997                                     6-7

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 8-9


PART II  OTHER INFORMATION

         Item 4       Submission of Matters to a Vote of Security-Holders                             10

         Item 6       Exhibits and Reports on Form 8-K                                                11





                                   2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  September 30, 1997  June 30, 1997
                                                     (Unaudited)           (*)
                                                  ---------------------------------
ASSETS
  Current Assets:
     Cash                                                    $98,776         $32,551
     Accounts receivable                                   9,341,500       6,992,513
     Inventories                                          13,107,903      14,547,653
     Prepaid expenses                                        891,170         603,997
     Income taxes receivable                                      --          65,493
     Deferred income taxes                                   756,946         756,946
------------------------------------------------------------------------------------
       Total current assets                               24,196,295      22,999,153
     Property and Equipment, net                           2,295,149       2,477,529
     Deferred Income Taxes                                   258,135         258,135
     Intangible and Other Assets                             586,794         598,106
                                                         $27,336,373     $26,332,923
====================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                     $1,335,539        $741,646
     Accrued liabilities                                   1,190,305         994,877
     Deferred revenue                                        303,176         473,482
     Income taxes payable                                    813,035              --
------------------------------------------------------------------------------------
       Total current liabilities                           3,642,055       2,210,005
  Long-Term Debt                                           1,445,000       1,221,000
  Deferred Compensation and Other Liabilities              1,166,194       1,137,424
  Contingently Redeemable Equity Interest                  1,490,000       1,490,000
  Stockholders' Investment                                19,593,124      20,274,494
------------------------------------------------------------------------------------
                                                         $27,336,373     $26,332,923
====================================================================================

* The balance sheet at June 30, 1997, has been prepared from the audited financial statements at that date.

See accompanying notes.


                                    3 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





Three Months Ended September 30        1997         1996
------------------------------------------------------------
Net sales                           $11,755,125   $9,862,803
Cost of goods sold                    7,330,668    6,575,125
------------------------------------------------------------
Gross profit                          4,424,457    3,287,678
Selling, general and
  administrative expense              2,201,168    2,096,669
------------------------------------------------------------
Income from operations                2,223,289    1,191,009
Other income (expense)
  Royalty income                        170,296      268,485
  Interest income                         3,938        4,034
  Interest expense                     (20,356)     (42,279)
------------------------------------------------------------
Income before income tax provision    2,377,167    1,421,249
Provision for income taxes              975,744      582,259
------------------------------------------------------------
  Net income                         $1,401,423     $838,990
------------------------------------------------------------
Number of common and common
  equivalent shares used in
  computing earnings per share        3,453,995    3,350,768
============================================================
Earnings per common and common
  equivalent share                        $0.41        $0.25
============================================================
Dividends per common share                 None         None
============================================================


See accompanying notes.



                                   4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




Three Months Ended September 30                         1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                           $1,401,423       $838,990
  Adjustments to reconcile net
    income to net cash provided (used)
    by operating activities:
       Depreciation and amortization                      216,312        225,290
       Deferred compensation                               28,770         28,770
       Net changes in operating assets and
             liabilities                                  301,133     (3,310,497)
--------------------------------------------------------------------------------
       Net cash provided by (used in) operating
             activities                                 1,947,638     (2,217,447)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Acquisition of equipment
       and leasehold improvements                         (22,619)      (277,673)
--------------------------------------------------------------------------------
      Net cash used in
         investing activities                             (22,619)      (277,673)
--------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
    Repayments under line of credit agreements         (4,716,000)    (3,395,000)
    Borrowings under line of credit agreements          4,940,000      6,545,000
    Purchase and retirement of common stock            (4,763,844)      (260,320)
    Exercise of stock options                           2,681,050         18,750
--------------------------------------------------------------------------------
      Net cash (used in) provided
         by financing activities                       (1,858,794)     2,908,430
--------------------------------------------------------------------------------
Net increase in cash                                       66,225        413,310
Cash at beginning of year                                  32,551         27,001
--------------------------------------------------------------------------------
Cash at end of quarter                                    $98,776       $440,311
================================================================================

See accompanying notes.



                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1997, Annual Report on Form 10-K. The income from operations for the quarter ended September 30, 1997 is not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      Earnings per share are computed based on the average number of common and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 111,510 and 45,919 related to stock option grants were included in the computation of the average number of shares outstanding in 1997 and 1996, respectively.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). This Statement establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted per share amounts on the Company's income statement. Diluted per share amounts as calculated under SFAS 128 are not expected to materially differ from per share amounts previously presented.



                                    6 of 11

3.    INVENTORIES

      The classification of inventories is as follows:


                        September 30, 1997  June 30, 1997
Raw materials and
  work in process         $ 7,327,039        $ 7,485,887
Finished goods              6,238,348          7,519,250
--------------------------------------------------------
                           13,565,387         15,005,137
LIFO Reserve                 (457,484)          (457,484)
--------------------------------------------------------
                          $13,107,903        $14,547,653
========================================================

4.    STOCK PURCHASE AGREEMENT

      The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 1997 and June 30, 1997, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.    DEFERRED COMPENSATION

      In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At September 30, 1997 and June 30, 1997, respectively, the related liabilities in the amounts of $680,070 and $651,300 have been included in deferred compensation on the accompanying balance sheets.





                                    7 of 11

                      KOSS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                              September 30, 1997
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the three months ended September 30, 1997 amounted to $1,947,638. Working capital was $20,554,240 at September 30, 1997. The decrease of $234,908 from the balance at June 30, 1997 consists primarily of an increase in receivables and payables. The increase in receivables and payables is a result of higher sales in September. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $22,619 for the quarter. For the fiscal year ending June 30, 1998, the Company expects its capital expenditures to be approximately $1,252,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment decreased to $19,593,124 at September 30, 1997, from $20,274,494 at June 30, 1997. The decrease reflects primarily the net effect of income, shares purchased and retired and stock options exercised.

The Company has an unsecured working capital line of credit with a bank which is in the process of being extended through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of September 30, 1997 totaled $1,445,000, consisting solely of borrowings. Utilization of this credit facility as of June 30, 1997 was $1,274,386, consisting of $1,221,000 in borrowings of $53,386 in foreign letters of credit. The increase as of September 30, 1997 is the result of increased purchases due to anticipated higher sales volume.

The Company also is in the process of reinstating a $2,000,000 credit facility which can be used by the Company in the event the Company desires to purchase shares of its own stock. This credit facility will also extend through November 1, 1999.

In April, 1995 the Board of Directors authorized the Company's purchase from time to time of up to $2,000,000 of its common stock for its own account. In January, 1996 the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the total amount of potential stock purchases for the Company's own account from $3,000,000 to $5,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its

                                    8 of 11
own cash flow or by borrowing for such purchases. For the quarter ended September 30, 1997, the Company purchased 353,150 shares of its common stock at an average price of $13.49 per share, and retired all such shares. The Company also purchased 3,250 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP") for the quarter ended September 30, 1997, at an average price of $9.00 per share.

From the commencement of the Company's stock repurchase program through September 30, 1997, the Company has purchased and retired a total of 696,726 shares for a total gross price of $6,888,858 and a total net price of $4,413,858, representing an average gross purchase price of $9.89 per share and an average net purchase price of $6.34 per share. The difference between the total gross purchase price and the total net purchase price is the result of the Company repurchasing certain shares acquired by employees through the Company's stock option program.

Results of Operations

Net sales for the quarter ended September 30, 1997 were $11,755,125 compared with $9,862,803 for the same period in 1996, an increase of $1,892,322. Strong orders primarily in September resulted in the increase for the quarter.

Gross profit as a percent of net sales was 38% for the quarter ended September 30, 1997 compared with 33% in the prior year. This improvement is primarily due to a change in product mix.

Selling, general and administrative expenses were $2,201,168 or 19% as against $2,096,669 or 21% in 1996.

For the quarter ended September 30, 1997, income from operations was $2,223,289 versus $1,191,009 in 1996. The $1,032,280 increase is primarily related to the increased sales volume.

Net interest expense amounted to $20,356 for the quarter as compared to $42,279 for the same period in the prior year. This decrease is a result of decreased borrowing for the quarter as compared to the same period last year.

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands. This License Agreement covered North America, Central America, and South America. Effective as of March 31, 1997, the Company assigned this License Agreement with Trabelco N.V. to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. The Company and Jiangsu are currently negotiating the possibility of expanding the products covered by this License Agreement to include mobile electronics and to increase the minimum royalties due for the years 1998, 1999, and 2000. This License Agreement is subject to renewal for additional 3 year periods.

Royalty income earned in connection with this License Agreement for the quarter ended September 30, 1997 was $170,296 as compared to $268,485 for the same period in 1996. The decrease in royalty income for the quarter is the result of lower sales.






                                    9 of 11

The License Agreement with Trabelco N.V. covering many European countries remains in place. Although no sales have been reported under this License Agreement to date, certain minimum royalties are due for calendar years 1997 and 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.


PART II    OTHER INFORMATION

           Item 4   Submission of Matters to Vote of Security-Holders

           (a)   On October 22, 1997 an Annual Meeting of Stockholders was held.

           (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

            (c) There were 3,333,141 shares of common stock eligible to vote at the Annual Meeting, of which 2,946,135 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:



                                               Number of Votes               Broker
                                               ---------------               ---------
                                               For    Withheld               Non-Votes
                                               ---    --------               ---------
                Nominees for 1-year
                terms ending in 1998:

                John C. Koss                   2,906,708    39,427              0
                Thomas L. Doerr                2,905,038    41,097              0
                Victor L. Hunter               2,904,813    41,322              0
                Michael J. Koss                2,907,008    39,127              0
                Lawrence S. Mattson            2,905,038    41,097              0
                Martin F. Stein                2,905,233    40,902              0
                John J. Stollenwerk            2,905,233    40,902              0

                                                 Number of Votes             Broker
                                               ------------------            ------
                                               For         Against      Abstain     Non-Votes
                                               ---         -------      -------     ---------
                Amendment to Flexible
                Incentive Plan to Increase
                Number of Shares in
                Plan by 300,000                2,045,087   469,888       24,217       406,943



                                               Number of Votes               Broker
                                               ---------------               ------
                                               For       Against        Abstain     Non-Votes
                                               ---       -------        -------     ---------
                Appointment of Price
                Waterhouse L.L.P.
                as independent auditors
                for the year ended
                June 30, 1998                   2,910,122    12,920      23,093           0



                                    10 of 11

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


                                                  KOSS CORPORATION




               Dated: 11/13/97                    /s/ Michael J. Koss
               ---------------                    ---------------------------
                                                  Michael J. Koss, President,
                                                  Chief Executive Officer,
                                                  Chief Financial Officer

               Dated: 11/13/97                    /s/ Sue Sachdeva
               ---------------                    ---------------------------
                                                  Sue Sachdeva
                                                  Vice President--Finance




                                    11 of 11

Item 6     Exhibits and Reports on Form 8-K

           (b)  Exhibits Filed
                27 Financial Data Schedule

           (c)  Reports on Form 8-K
                There were no reports on Form 8-K filed by the Company during the period covered by this report.





                                   Signatures

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                  KOSS CORPORATION




                Dated:
                      ------------                ---------------------------
                                                  Michael J. Koss, President,
                                                  Chief Executive Officer,
                                                  Chief Financial Officer


              Dated:
                      ------------                ---------------------------
                                                  Sue Sachdeva
                                                  Vice President--Finance










                                    11 of 11