Form 10-Q
period 1997-12-31
KOSS CORP
filed 1998-02-17
CIK 56701

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              for the quarterly period ended December 31, 1997

                                        OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-3295
-------------------------------------------------------------------------------

KOSS CORPORATION
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                               39-1168275
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


4129 North Port Washington Avenue, Milwaukee, Wisconsin       53212
-------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:         (414) 964-5000
                                                            --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO
                                     --   --
At December 31, 1997, there were 3,322,269 shares outstanding of the Registrant's common stock, $0.01 par value per share.





                                    1 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               December 31, 1997


                                     INDEX



                                                                                            Page
PART I   FINANCIAL INFORMATION
                 Item 1     Financial Statements

                            Condensed Consolidated Balance Sheets
                            December 31, 1997 (Unaudited) and June 30, 1997                  3

                            Condensed Consolidated Statements
                            of Income (Unaudited)
                            Three months and six months ended
                            December 31, 1997 and 1996                                       4

                            Condensed Consolidated Statements of Cash
                            Flows (Unaudited)
                            Six months ended December 31, 1997 and 1996                      5

                            Notes to Condensed Consolidated Financial
                            Statements (Unaudited) December 31, 1997                         6-7

                 Item 2     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                    8-10


PART II          OTHER INFORMATION

                 Item 4     Submission of Matters to a Vote of Security-Holders              10

                 Item 6     Exhibits and Reports on Form 8-K                                 10





                                    2 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                   December 31, 1997        June 30, 1997
                                                                                      (Unaudited)                 (*)
                                                                                   ----------------------------------------
     ASSETS
          Current Assets:
               Cash                                                               $         2,892      $       32,551
               Accounts receivable                                                      9,485,079           6,992,513
               Inventories                                                             15,074,572          14,547,653
               Prepaid expenses                                                           853,004             603.997
               Income taxes receivable                                                         --              65,493
               Deferred income taxes                                                      756,946             756,946
     ----------------------------------------------------------------------------------------------------------------
                    Total current assets                                               26,172,493          22,999,153

          Property and Equipment, net                                                   2,113,745           2,477,529
          Deferred Income Taxes                                                           258,135             258,135
          Intangible and Other Assets                                                     578,147             598,106
     ----------------------------------------------------------------------------------------------------------------
                                                                                  $    29,122,520      $   26,332,923
     ================================================================================================================

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
          Current Liabilities:
               Accounts payable                                                   $     1,971,460      $      741,646
               Accrued liabilities                                                      1,356,701             994,877
               Deferred revenue                                                                --             473,482
               Income taxes payable                                                       213,911                  --
     ----------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                           3,542,072           2,210,005

          Long-Term Debt                                                                2,550,000           1,221,000
          Deferred Compensation and Other Liabilities                                   1,194,964           1,137,424
          Contingently Redeemable Equity Interest                                       1,490,000           1,490,000
          Stockholders' Investment                                                     20,345,484          20,274,494
     ----------------------------------------------------------------------------------------------------------------
                                                                                  $    29,122,520      $   26,332,923
     ================================================================================================================

* The balance sheet at June 30, 1997, has been prepared from the audited finanical statements at that date.


See accompanying notes.





                                   3 of 11

                      KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                 Three Months                            Six Months
        Period Ended December 31                             1997             1996                1997               1996
        ---------------------------------------------------------------------------------------------------------------------
        Net sales                                         $10,378,151      $13,320,166        $22,133,276         $23,182,969
        Cost of goods sold                                  7,068,010        8,776,051         14,398,678          15,351,176
        ---------------------------------------------------------------------------------------------------------------------
        Gross profit                                        3,310,141        4,544,115          7,734,598           7,831,793
        Selling, general and
           administrative expense                           2,079,962        2,394,291          4,281,130           4,490,960
        ---------------------------------------------------------------------------------------------------------------------
        Income from operations                              1,230,179        2,149,824          3,453,468           3,340,833
        Other income (expense)
           Royalty income                                     460,381          427,890            630,677             696,375
           Interest income                                      6,077           55,082             10,015              59,116
           Interest expense                                   (59,895)        (135,149)           (80,251)           (177,428)
        ---------------------------------------------------------------------------------------------------------------------
        Income before income tax provision                  1,636,742        2,497,647          4,013,909           3,918,896
        Provision for income taxes                            552,306        1,015,169          1,528,050           1,597,428
        ---------------------------------------------------------------------------------------------------------------------
           Net income                                     $ 1,084,436      $ 1,482,478        $ 2,485,859         $ 2,321,468
        =====================================================================================================================
        Earnings per common share:
           Basic                                                $0.33            $0.45              $0.74               $0.70
           Diluted                                              $0.32            $0.45              $0.72               $0.70
        =====================================================================================================================
        Dividends per common share                               None             None               None               None
        =====================================================================================================================


See accompanying notes.





                                    4 of 11

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                 Six Months Ended December 31                                          1997              1996
                 -----------------------------------------------------------------------------------------------
                 CASH FLOWS FROM OPERATING
                 ACTIVITIES:
                      Net income                                                    $ 2,485,859      $ 2,321,468
                      Adjustments to reconcile net
                           income to net cash provided (used)
                           by operating activities:
                                Depreciation and amortization                           429,958          439,078
                                Deferred compensation                                    57,540           57,540
                                Net changes in operating assets and
                                     liabilities                                     (1,870,933)      (4,818,836)
                 -----------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating
                            activities                                                1,102,424       (2,000,750)
                 ------------------------------------------------------------------------------------------------
                 CASH FLOWS FROM INVESTING
                 ACTIVITIES:
                      Acquisition of equipment
                           and leasehold improvements                                   (46,214)        (495,902)
                 ------------------------------------------------------------------------------------------------
                           Net cash used in
                               investing activities                                     (46,214)        (495,902)
                 CASH FLOWS FROM
                 FINANCING ACTIVITIES:
                      Repayments under line of credit agreements                    (11,421,000)      (9,659,000)
                      Borrowings under line of credit agreements                     12,750,000       12,475,000
                      Purchase and retirement of common stock                        (5,309,656)        (352,692)
                      Exercise of stock options                                       2,894,787           18,750
                 ------------------------------------------------------------------------------------------------
                           Net cash (used in) provided
                                by financing activities                              (1,085,869)       2,482,058
                 Net decrease in cash                                                   (29,659)         (14,594)
                 Cash at beginning of year                                               32,551           27,001
                 ------------------------------------------------------------------------------------------------
                 Cash at end of period                                              $     2,892      $    12,407
                 ================================================================================================


See accompanying notes.





                                    5 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                               December 31, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1997, Annual Report on Form 10-K. The income from operations for the quarter and six months ended December 31, 1997 is not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). This Statement establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. The Company's adoption of the provisions of SFAS 128 resulted in the dual presentation of basic and diluted per share amounts on the Company's income statement.

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 63,482 and 38,939 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 1997 and 1996, respectively. Common stock equivalents of 99,714 and 42,326 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 1997 and 1996, respectively.





                                    6 of 11

3.       INVENTORIES

         The classification of inventories is as follows:

                                                          December 31, 1997       June 30, 1997
                    ---------------------------------------------------------------------------
                    Raw materials and
                      work in process                            $6,928,566          $7,485,887
                    Finished goods                                8,603,490           7,519,250
                    ---------------------------------------------------------------------------
                                                                 15,532,056          15,005,137
                    LIFO Reserve                                  (457,484)           (457,484)
                    ---------------------------------------------------------------------------
                                                                $15,074,572         $14,547,653
                    ===========================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 1997 and June 30, 1997, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At December 31, 1997 and June 30, 1997, respectively, the related liabilities in the amounts of $708,840 and $651,300 have been included in deferred compensation on the accompanying balance sheets.





                                    7 of 11

                       KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - December 31, 1997
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the six months ended December 31, 1997 amounted to $1,102,424. Working capital was $22,630,421 at December 31, 1997. The increase of $1,841,273 from the balance at June 30, 1997 consists primarily of an increase in receivables and payables. The increase in receivables and payables is a result of higher sales as compared to the last quarter in 1997. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $46,214 for the six months. For the fiscal year ending June 30, 1998, the Company expects its capital expenditures to be approximately $1,252,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment decreased to $20,132,266 at December 31, 1997, from $20,274,494 at June 30, 1997. The decrease reflects primarily the net effect of income, shares purchased and retired and stock options exercised.

The Company has an unsecured working capital line of credit with a bank which runs through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of December 31, 1997 totaled $2,550,000, consisting solely of borrowings. Utilization of this credit facility as of June 30, 1997 was $1,274,386, consisting of $1,221,000 in borrowings and $53,386 in foreign letters of credit. The increase as of December 31, 1997 is the result of increased inventory purchases due to anticipated higher sales volume.

The Company has also reinstated a $2,000,000 credit facility which can be used by the Company to purchase shares of its own stock pursuant to the Company's stock repurchase program. This credit facility also extends through November 1, 1999.





                                    8 of 11

In January of 1998, the Board of Directors authorized an additional $2,000,000 to be used for purchasing the Company's common stock for its own account, increasing the total net amount of the Company's stock repurchase program from $5,000,000 to $7,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended December 31, 1997, the Company purchased 39,622 shares of its common stock at an average price of $13.78 per share, and retired all such shares. For the six months ended December 31, 1997, the Company purchased 392,772 shares of its common stock at an average price of $13.52 per share, and retired all such shares.
The Company also purchased 5,000 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP") for the quarter and six months ended December 31, 1997, at an average price of $13.06 per share.

From the commencement of the Company's stock repurchase program through December 31, 1997, the Company has purchased and retired a total of 736,348 shares for a total gross purchase price of $7,434,671, representing an average gross purchase price of $10.10 per share.

Results of Operations

Net sales for the second quarter ended December 31, 1997 fell 22% to $10,378,151 from $13,320,166 for the same period in 1996. Net sales for the six months ended December 31, 1997 were $22,133,276, down 5% compared with $23,182,969 during the same six months one year ago. This decrease was primarily a result of weak orders through the second quarter.

Gross profit as a percent of net sales was 32% for the quarter ended December 31, 1997 compared with 34% for the same period in the prior year. For the six month period ended December 31, 1997, the gross profit percentage was 35%
compared with 34% for the same period in 1996.   Shifts in product mix resulted
in the increase in gross profit for the six month period as compared to last year.

Selling, general and administrative expenses for the quarter ended December 31, 1997 were $2,079,962 or 20% of net sales, as against $2,394,291 or 18% of net sales, for the same period in 1996. For the six month period ended December 31, 1997, such expenses were $4,281,130 or 19% of net sales, as against $4,490,960 or 19% of net sales, for the same period in 1996.

For the second quarter ended December 31, 1997, income from operations was $1,230,179 versus $2,149,824 for the same period in the prior year. Income from operations for the six months ended December 31, 1997 was $3,453,468 as compared to $3,340,833 for the same period in 1996. The increase is primarily related to the increase in gross margin resulting from shifts in product mix and lower selling, general and administrative expenses.

Net interest expense amounted to $59,895 for the quarter as compared to $135,149 for the same period in the prior year. For the six month period, the interest expense amounted to $80,251 compared with $177,428 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.





                                    9 of 11

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

Royalty income earned in connection with this License Agreement for the quarter ended December 31, 1997 was $460,381 as compared to $427,890 for the same period in 1996. For the six month period ended December 31, 1997, royalty income was $630,677 compared to $696,375 for the same period in the prior year.

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


PART II          OTHER INFORMATION

Item 4           Submission of Matters to Vote of Security-Holders

                 The information reported under Part II, Item 4 (Submission of Matters to Vote of Security Holders) in the Form 10-Q filed for the period ended September 30, 1997 is incorporated herein by reference.

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


                                                  KOSS CORPORATION



                 Dated: 2/13/98                   /s/ Michael J. Koss
                        ------------              -------------------
                                                  Michael J. Koss, President,
                                                  Chief Executive Officer,
                                                  Chief Financial Officer


                 Dated: 2/13/98                   /s/ Sue Sachdeva
                        ------------              ----------------
                                                  Sue Sachdeva
                                                  Vice President--Finance





                                    11 of 11