Form 10-Q
period 1998-03-31
KOSS CORP
filed 1998-05-15
CIK 56701

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1998
                                      OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 YES X          NO
                    ----           ----


At March 31, 1998, there were 3,168,519 shares outstanding of the Registrant's common stock, $0.01 par value per share.











                                     1 of 12

                      KOSS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                                March 31, 1998


                                    INDEX



                                                                             Page
PART I   FINANCIAL INFORMATION
         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    March 31, 1998 (Unaudited) and June 30, 1997               3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months and nine months ended
                    March 31, 1998 and 1997                                    4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Nine months ended March 31, 1998 and 1997                  5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) March 31, 1998                      6-8

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              9-11


PART II  OTHER INFORMATION

         Item 6     Exhibits and Reports on Form 8-K                           11









                                     2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 1998     June 30, 1997
                                                                               (Unaudited)           (*)
                                                                         --------------------- ------------------
ASSETS
     Current Assets:
          Cash                                                                  $     2,190        $    32,551
          Accounts receivable                                                     7,940,701          6,992,513
          Inventories                                                            18,449,538         14,547,653
          Prepaid expenses                                                          581,010            603,997
          Income taxes receivable                                                        --             65,493
          Deferred income taxes                                                     756,946            756,946
-----------------------------------------------------------------------------------------------------------------
               Total current assets                                              27,730,385         22,999,153

     Property and Equipment, net                                                  2,023,677          2,477,529
     Deferred Income Taxes                                                          258,135            258,135
     Intangible and Other Assets                                                    602,173            598,106
-----------------------------------------------------------------------------------------------------------------
                                                                                $30,614,370        $26,332,923
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                      $   634,742        $   741,646
          Accrued liabilities                                                       913,688            994,877
          Deferred revenue                                                               --            473,482
          Income taxes payable                                                      677,270                 --
-----------------------------------------------------------------------------------------------------------------
               Total current liabilities                                          2,225,700          2,210,005

     Long-Term Debt                                                               6,336,000          1,221,000
     Deferred Compensation and Other Liabilities                                  1,223,734          1,137,424
     Contingently Redeemable Equity Interest                                      1,490,000          1,490,000
     Stockholders' Investment                                                    19,338,936         20,274,494
=================================================================================================================
                                                                                $30,614,370        $26,332,923
=================================================================================================================



* The balance sheet at June 30, 1997, has been prepared from the audited financial statements at that date.

See accompanying notes.








                                     3 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 Three Months                             Nine Months
Period Ended March 31                                     1998                1997                  1998                1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                            $  8,089,590         $  8,583,303         $ 30,222,866         $ 31,766,272
Cost of goods sold                                      5,571,898            5,660,609           19,970,576           21,011,785
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                            2,517,692            2,922,694           10,252,290           10,754,487
Selling, general and
   administrative expense                               1,718,331            2,169,313            5,999,461            6,660,273
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                    799,361              753,381            4,252,829            4,094,214
Other income (expense)
   Royalty income                                         373,371              212,244            1,004,048              908,619
   Interest income                                         45,219               30,085               55,234               89,201
   Interest expense                                       (92,847)             (77,099)            (173,098)            (254,527)
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                      1,125,104              918,611            5,139,013            4,837,507
Provision for income taxes                                463,496              387,059            1,991,546            1,984,487
================================================================================================================================
   Net income                                        $    661,608         $    531,552         $  3,147,467         $  2,853,020
================================================================================================================================
Earnings per common share:
   Basic                                             $       0.21         $       0.16         $       0.96         $       0.86
   Diluted                                           $       0.20         $       0.15         $       0.93         $       0.85
================================================================================================================================
Dividends per common share                                   None                 None                 None                 None
================================================================================================================================


See accompanying notes.






                                     4 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Nine Months Ended March 31                                                    1998                 1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                          $  3,147,467         $  2,853,020
     Adjustments to reconcile net
          income to net cash provided (used)
          by operating activities:
               Depreciation and amortization                                  594,371              516,998
               Deferred compensation                                           86,310               86,310
               Net changes in operating assets and
                    liabilities                                            (4,781,669)          (4,258,900)
----------------------------------------------------------------------------------------------------------
     Net cash used in operating
           activities                                                        (953,521)            (802,572)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                         (109,715)            (672,002)
----------------------------------------------------------------------------------------------------------
          Net cash used in
              investing activities                                           (109,715)            (672,002)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                           (17,406,000)         (16,169,000)
     Borrowings under line of credit agreements                            22,521,000           17,765,000
     Purchase and retirement of common stock                               (6,983,562)            (352,692)
     Exercise of stock options                                              2,901,437              336,375
----------------------------------------------------------------------------------------------------------
          Net cash provided
               by financing activities                                      1,032,875            1,579,683
----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                               (30,361)             105,109
Cash at beginning of year                                                      32,551               27,001
==========================================================================================================
Cash at end of period                                                    $      2,190         $    132,110
==========================================================================================================


See accompanying notes.



                                     5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1997, Annual Report on Form 10-K. The income from operations for the quarter and nine months ended March 31, 1998 is not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). This Statement establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. The Company's adoption of the provisions of SFAS 128 resulted in the dual presentation of basic and diluted per share amounts on the Company's income statement.

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 39,958 and 140,757 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 1998 and 1997, respectively. Common stock equivalents of 78,426 and 96,702 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 1998 and 1997, respectively.












                                   6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:


                                                                  March 31, 1998       June 30, 1997
                      -------------------------------------------------------------------------------
                      Raw materials and
                        work in process                               $7,368,189          $7,485,887
                      Finished goods                                  11,538,833           7,519,250
                      -------------------------------------------------------------------------------
                                                                      18,907,022          15,005,137
                      LIFO Reserve                                      (457,484)           (457,484)
                      ===============================================================================
                                                                     $18,449,538         $14,547,653
                      ===============================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 1998 and June 30, 1997, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At March 31, 1998 and June 30, 1997, respectively, the related liabilities in the amounts of $737,610 and $651,300 have been included in deferred compensation on the accompanying balance sheets.













                                     7 of 12

6.       COMPREHENSIVE INCOME

         In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS 130). This Statement requires that certain items recognized under accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence of other financial statements.

         Total comprehensive income totaled $660,708 and $443,637 for the quarter ended March 31, 1998 and 1997, respectively. Total comprehensive income for the quarter ended March 31, 1998 and 1997, is comprised of net income of $661,608 and $531,552, respectively, and other comprehensive income (loss) of $(900) and $(87,915), respectively. Other comprehensive income (loss) is comprised solely of foreign currency translation adjustments.

         Total comprehensive income totaled $3,146,567 and $2,746,062 for the nine months ended March 31, 1998 and 1997, respectively. Total comprehensive income for the nine months ended March 31, 1998 and 1997, is comprised of net income of $3,147,467 and $2,853,020, respectively, and other comprehensive income (loss) of $(900) and $(106,958), respectively. Other comprehensive income (loss) is comprised solely of foreign currency translation adjustments.















                                     8 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                           FORM 10-Q - March 31, 1998
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used in activities during the nine months ended March 31, 1998 amounted to $(953,521). Working capital was $25,504,685 at March 31, 1998. The increase of $4,715,537 from the balance at June 30, 1997 consists primarily of an increase in inventory. The increase in inventory is a result of anticipated higher sales for certain product lines in the last quarter of fiscal year 1998. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $109,715 for the nine months. For the fiscal year ending June 30, 1998, the Company expects its capital expenditures to be approximately $1,252,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment decreased to $19,338,936 at March 31, 1998, from $20,274,494 at June 30, 1997. The decrease reflects primarily the net effect of income, shares purchased and retired, and stock options exercised.

The Company has an unsecured working capital line of credit with a bank which runs through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of March 31, 1998 totaled $6,336,000, consisting solely of borrowings. Utilization of this credit facility as of June 30, 1997 was $1,274,386, consisting of $1,221,000 in borrowings and $53,386 in foreign letters of credit. The increase as of March 31, 1998 is the result of increased inventory purchases due to anticipated higher sales volume in certain product lines.

The Company has also reinstated a $2,000,000 credit facility which can be used by the Company to purchase shares of its own stock pursuant to the Company's stock repurchase program. This credit facility also extends through November 1, 1999.



                                     9 of 12

In January of 1998, the Board of Directors authorized an additional $2,000,000 to be used for purchasing the Company's common stock for its own account, increasing the total net amount of the Company's stock repurchase program from $5,000,000 to $7,000,000. The Company intends to effectuate all stock purchases either on the open market or through one or more privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended March 31, 1998, the Company purchased 155,000 shares of its common stock at an average gross purchase price of $10.80 per share, and retired all such shares. For the nine months ended March 31, 1998, the Company purchased 547,772 shares of its common stock at an average gross purchase price of $12.75 per share (and an average net purchase price of $7.96 per share), and retired all such shares. For the quarter ended March 31, 1998, the Company did not purchase any shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP"). For the nine months ended March 31, 1998, the Company purchased 5,000 shares of its common stock for allocation to the ESOP at an average price of $13.06 per share.

From the commencement of the Company's stock repurchase program through March 31, 1998, the Company has purchased and retired a total of 891,348 shares at a total gross purchase price of $9,108,577 (representing an average gross purchase price of $10.22 per share) and a total net purchase price of $6,485,677 (representing an average net purchase price of $7.28 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company repurchasing certain shares acquired by employees pursuant to the Company stock option program.

Results of Operations

Net sales for the third quarter ended March 31, 1998 fell 6% to $8,089,590 from $8,583,303 for the same period in 1997. Net sales for the nine months ended March 31, 1998 were $30,222,866, down 5% compared with $31,766,272 during the same nine months one year ago. This decrease was primarily a result of weak orders through the second quarter.

Gross profit as a percent of net sales was 31% for the quarter ended March 31, 1998 compared with 34% for the same period in the prior year. For the nine month period ended March 31, 1998 and 1997, the gross profit percentage was 34%. Shifts in product mix resulted in the decrease in gross profit for the three month period as compared to last year.

Selling, general and administrative expenses for the quarter ended March 31, 1998 were $1,718,331 or 21% of net sales, as against $2,169,313 or 25% of net sales for the same period in 1997. For the nine month period ended March 31, 1998, such expenses were $5,999,461 or 20% of net sales, as against $6,660,273 or 21% of net sales for the same period in 1997.

For the third quarter ended March 31, 1998, income from operations was $799,361 versus $753,381 for the same period in the prior year. Income from operations for the nine months ended March 31, 1998 was $4,252,829 as compared to $4,094,214 for the same period in 1997. The increase is primarily related to the increase in gross margin and from lower selling, general and administrative expenses.






                                    10 of 12

Interest expense amounted to $92,847 for the quarter as compared to $77,099 for the same period in the prior year. For the nine month period, the interest expense amounted to $173,098 compared with $254,527 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands. This License Agreement covered North America, Central America, and South America. Effective as of March 31, 1997, the Company assigned this License Agreement to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. The Company and Jiangsu are currently negotiating the possibility of expanding the products covered by this License Agreement to include mobile electronics and to increase the minimum royalties due for the years 1998, 1999, and 2000. This License Agreement is subject to renewal for additional 3 year periods.

Royalty income earned in connection with this License Agreement for the quarter ended March 31, 1998 was $373,371 as compared to $212,244 for the same period in 1997. For the nine month period ended March 31, 1998, royalty income was $1,004,048 compared to $908,619 for the same period in the prior year.

The License Agreement between the Company and Trabelco N.V. covering certain European countries remains in place. Although no sales have been reported under this License Agreement to date, certain minimum royalties are due for calendar years 1997 and 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits Filed
              27 Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed by the Company during the period covered by this report.











                                    11 of 12

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                KOSS CORPORATION



                  Dated: 5/14/98                     /s/ Michael J. Koss
                         -------                     ---------------------------
                                                     Michael J. Koss, President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                  Dated: 5/14/98                     /s/ Sue Sachdeva
                         -------                     ---------------------------
                                                     Sue Sachdeva
                                                     Vice President--Finance








                                    12 of 12