Form 10-K
period 1998-06-30
KOSS CORP
filed 1998-09-24
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the
            fiscal year ended June 30, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

KOSS CORPORATION                                  Commission file number 0-3295
-------------------------------------------------------------------------------
(Exact name of registrant as specified
 in its charter)

A Delaware Corporation                                                391168275
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4129 North Port Washington Avenue, Milwaukee, Wisconsin 53212
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 10, 1998 was approximately $12,781,844 (based on the $10.875 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on September 10, 1998). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on September 10, 1998 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On September 10, 1998, 3,177,269 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report. The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1988, 1990, 1995, and 1996, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and March 31, 1997.



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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                   1998              1997              1996
                                   ----              ----              ----

  Stereophones                      87%               83%               80%


The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 17,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

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

The Company markets its products to approximately 2,000 customers worldwide. During 1998 the Company's sales to its largest single customer, Tandy Corporation, were 19% of total sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 39% of total sales in 1998.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $265,000 during fiscal 1998 as compared with $245,000 during fiscal 1997 and $225,000 during fiscal 1996. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 1998, the Company employed 184 people. The Company also utilizes temporary personnel to meet seasonal production demands.

Foreign Sales.

International markets are serviced through manufacturers representatives or independent distributors with product produced in the United States. In the opinion of management, the Company's competitive position and risks attendant to the conduct of its business in such markets are comparable to the domestic market. For further information, see Note 10 to consolidated financial statements accompanying this Form 10-K.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 1,087 holders of the Company's common stock as of September 10, 1998. No dividends have been paid for the years ended June 30, 1998, 1997, and 1996. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                                Fiscal Year 1998           Fiscal Year 1997
                                ----------------           ----------------
Quarter                         High        Low             High       Low
-------                         ----        ---             ----       ---

First                         $14-0/0      $8-1/4        $7-3/8       $5-3/4
Second                        $15-1/8      $11-1/4       $7-0/0       $5-3/4
Third                         $12-1/2      $10-0/0       $13-0/0      $6-1/4
Fourth                        $11-1/4      $9-1/2        $11-1/4      $8-3/4



Item 6.  SELECTED FINANCIAL DATA.



                                           1998             1997            1996             1995            1994
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
Net sales                              $40,638,747     $39,554,720      $36,422,377     $33,432,344      $35,561,322

Net income                              $5,477,629      $3,587,688       $2,360,963      $2,087,994       $2,800,855

Earnings per common share:
  Basic                                      $1.68           $1.09            $0.69           $0.63            $0.88
  Diluted                                    $1.65           $1.07            $0.67           $0.58            $0.75

Total assets                           $32,028,769     $26,332,923      $22,005,257     $20,972,923      $19,220,406

Long-term debt                          $2,746,000      $1,221,000         $470,000        $570,000       $2,068,741


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY

During 1998, cash provided by operations was $1,839,750. Working capital was $25,044,408 at June 30, 1998. The increase of $4,255,260 from the balance at June 30, 1997 represents primarily the net effect of an increase in inventory of $4,938,405. The increase in inventory is the result of anticipated higher sales volume in the upcoming year.

Capital expenditures for new property and equipment including production tooling were $221,560, $782,287, and $690,932 in 1998, 1997, and 1996, respectively.
Depreciation charges aggregated $636,558, $649,099, and $629,985 for the same fiscal years. Budgeted capital expenditures for fiscal year 1999 are $1,100,000. The Company expects to generate sufficient funds through operations to fulfill these expenditures.

Stockholders' investment increased to $22,591,160 at June 30, 1998 from $20,274,494 at June 30, 1997. The increase reflects primarily the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the year. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company has an unsecured working capital line of credit facility with a bank which expires November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. Borrowings under this credit facility as of June 30, 1998 totaled $2,746,000.
There are no commitments for foreign letters of credit at June 30, 1998.

In April, 1995 the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January, 1996 the Board of Directors approved an increase in the total amount of potential stock purchases for the Company's own account from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the total amount of potential stock purchases for the Company's own account from $3,000,000 to $5,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases for the Company's own account from $5,000,000 to $8,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 1998, the Company purchased 547,772 shares of its common stock at an average gross price of $12.75 per share (and an average net price of $7.96 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through June 30, 1998, the Company has purchased and retired a total of 891,348 shares for a total gross purchase price of $9,108,577 (representing an average gross purchase price of $10.22 per share) and a total net purchase price of $6,485,677 (representing an average net purchase price of $7.28 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program.

1998 RESULTS COMPARED WITH 1997

Net sales for 1998 were $40,638,747 compared with $39,554,720 in 1997, an increase of $1,084,027 or 3%. The increase was the result of higher sales of current products as well as the introduction of new products.

The Company anticipates a decline in net sales for fiscal 1999 as a result of the Company's previously announced decision to exit the computer speaker business, which accounted for $5,831,234 of gross sales for the fiscal year ending June 30, 1998.

Gross profit was $15,794,779 or 38.9% in 1998 compared with $13,632,099 or 34.5%
in 1997. Shifts in product mix resulted in the increase in gross profit as compared to last year.

Selling, general and administrative expenses for 1998 were $7,822,338 compared with $8,594,260 in 1997, a decrease of $771,922 or 9%. This decrease is a result of the closing of Koss Limited in Canada.

Income from operations was $7,972,441 in 1998 compared with $5,037,839 in 1997, an increase of 58%. Net interest expense for 1998 was $253,171 compared with $200,401 in 1997. The increase is due to increased levels of borrowings during the fiscal year.

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands. This License Agreement covered North America, Central America, and South America. Effective March 31, 1997, the Company assigned this License Agreement to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. In May of 1998, the Company and Jiangsu entered into an amendment to this License Agreement expanding the products covered by this License Agreement to include mobile electronics and increasing the minimum royalties due for the years 1998, 1999, and 2000. This License Agreement is subject to renewal for additional 3 year periods. Royalty income earned in connection with this License Agreement for the year ended June 30, 1998 was $1,206,359 as compared to $1,131,250 for the same period in 1997. The Company recognizes royalty income when earned. The increase in royalty income for the twelve-month period is the result of higher sales volume in products covered under this License Agreement.

The License Agreement with Trabelco N.V. covering many European countries remains in place. No sales have been reported under this License Agreement to date; however, certain minimum royalties are due for calendar year 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.

Effective July 1, 1998, the Company entered into a License Agreement and an Addendum thereto with Logitech Electronics Inc. ("Logitech") of Ontario, Canada whereby the Company licensed to Logitech the right to sell multimedia/computer speakers under the Koss brand name. This License Agreement covers North America and certain countries in South America and Europe. This License Agreement extends for 5 years and includes a 5 year renewal option at the Company's discretion. This License Agreement requires royalty payments by Logitech through June 30, 2003, subject to certain minimum royalty amounts due each year.

Income taxes are discussed in Note 6 to the financial statements.

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

Income from operations was $5,037,839 in 1997 compared with $2,652,656 in 1996, an increase of 90%. Net interest expense for 1997 was $200,401 compared with $40,195 in 1996. The increase is due to increased levels of borrowings during the fiscal year.

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands. This License Agreement covered North America, Central America, and South America. Effective March 31, 1997, the Company assigned this License Agreement to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. In May of 1998, the Company and Jiangsu entered into an amendment to this License Agreement expanding the products covered by this License Agreement to include mobile electronics and increasing the minimum royalties due for the years 1998, 1999, and 2000. This License Agreement is subject to renewal for additional 3 year periods. Royalty income earned in connection with this License Agreement for the year ended June 30, 1997 was $1,131,250 as compared to $1,303,502 for the same period in 1996. The Company recognizes royalty income when earned. The decrease in royalty income for the twelve-month period is the result of lower sales volume in products covered under this License Agreement.

The License Agreement with Trabelco N.V. covering many European countries remains in place. No sales have been reported under this License Agreement to date; however, certain minimum royalties are due for calendar years 1997 and 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.

Income taxes are discussed in Note 6 to the financial statements.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its required disclosures under SFAS 131 and expects to adopt this standard during the year ended June 30, 1999.


YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using 2 digits to define the applicable year (as opposed to 4 digits). Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failure. Based on a review of the Company's software by the Chief Information Officer and outside consultants, the anticipated costs of addressing potential problems are not expected to have an adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company expects its computer systems will be year 2000 compliant by January 31, 1999.

A year 2000 compliance letter and survey form has been sent to all our customers doing over $10,000 annually in sales. Responses will be analyzed to see if there are any adverse conditions that the Company may have overlooked in its year 2000 plan. The same procedure is being followed with our suppliers and vendors. The Company's current inventory levels and forecasting technique will insure product is available to support customer requirements. In the event there are any adverse conditions, the Company will devote necessary resources to resolve all significant year 2000 issues in a timely manner.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998 and the notes thereto, and the report of independent accountants thereon are set forth on pages 13 to 25.

Selected unaudited quarterly financial data is as follows:



                                                                          Quarter
                                                                          -------
1998                                               First          Second           Third           Fourth
----                                               -----          -------          -----           ------

Net sales                                      $11,755,125     $10,378,151      $8,089,590      $10,415,881
Gross profit                                     4,424,457       3,310,141       2,517,692        5,542,489
Net income                                       1,401,423       1,084,436         661,608        2,330,162
Earnings per common share:
   Basic                                               .42             .33             .21              .73
   Diluted                                             .41             .32             .20              .73
                                                                          Quarter
                                                                          -------
1997                                               First          Second           Third           Fourth
----                                               -----          -------          -----           ------
Net sales                                       $9,862,803     $13,320,166      $8,583,303       $7,788,448
Gross profit                                     3,287,678       4,544,115       2,922,694        2,877,612
Net income                                         838,990       1,482,478         531,552          734,668
Earnings per common share:
   Basic                                               .25             .45             .16              .22
   Diluted                                             .25             .45             .15              .21





Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which 1998 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 1998 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" section of the 1998 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 1998 Proxy Statement.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.      The following documents are filed as part of this report:

        1.      Financial Statements
                The following  consolidated  financial  statements of Koss Corporation are set forth on pages 13 to
                25:
                Report of Independent Accountants............................................................. 13
                Consolidated Statements of Income for the Years
                 Ended June 30, 1998, 1997, and 1996.......................................................... 14
                Consolidated Balance Sheets as of June 30, 1998 and 1997...................................... 15
                Consolidated Statements of Cash Flows
                 for the Years Ended June 30, 1998, 1997, and 1996............................................ 16
                Consolidated Statements of Stockholders' Investment
                 for the Years Ended June 30, 1998, 1997, and 1996............................................ 17
                Notes to Consolidated Financial Statements.................................................... 18


        2.      Financial Statement Schedules
                All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

        3.      Exhibits Filed

                   3.1     Certificate of Incorporation of Koss Corporation.

                   3.2     By-Laws of Koss Corporation.

                   4.1     Certificate of Incorporation of Koss Corporation.

                   4.2     By-Laws of Koss Corporation.

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

                  10.16 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

                  10.17 Fourth Amendment to License Agreement dated as of May 29, 1998.

                  10.18 License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

                  10.19 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7,
                           1997).

                  22       List of Subsidiaries of Koss Corporation.

                  27       Financial Data Schedule.

b. One report on Form 8-K was filed by the Company during the last quarter of the period covered by this report. This Form 8-K referenced a Press Release issued by the Company announcing a decline in forecasted sales revenue of approximately $4,000,000, or 10%, for the fiscal year ending June 30, 1999, relating to an anticipated reduction in sales of the Company's computer loudspeaker and associated peripheral business.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
--------------------------
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 15, 1998

CONSOLIDATED STATEMENTS OF INCOME


Year Ended June 30,                                                1998            1997              1996
---------------------------------------------------------------------------------------------------------
Net sales                                                   $40,638,747     $39,554,720       $36,422,377
Cost of goods sold                                           24,843,968      25,922,621        25,241,623
----------------------------------------------------------------------------------------------------------
Gross profit                                                 15,794,779      13,632,099        11,180,754
Selling, general and
  administrative expense                                      7,822,338       8,594,260         8,528,098
---------------------------------------------------------------------------------------------------------
Income from operations                                        7,972,441       5,037,839         2,652,656
Other income (expense)
  Royalty income                                              1,206,359       1,131,250         1,303,502
  Interest expense (net)                                       (253,171)       (200,401)          (40,195)
---------------------------------------------------------------------------------------------------------
Income before income taxes                                    8,925,629       5,968,688         3,915,963
Provision for income taxes (note 6)                           3,448,000       2,381,000         1,555,000
---------------------------------------------------------------------------------------------------------
Net income                                                   $5,477,629     $ 3,587,688       $ 2,360,963
=========================================================================================================
Earnings per common share:
  Basic                                                           $1.68           $1.09             $0.69
  Diluted                                                         $1.65           $1.07             $0.67
---------------------------------------------------------------------------------------------------------
Dividends per common share                                         None            None              None
=========================================================================================================



See accompanying notes.

CONSOLIDATED BALANCE SHEETS


As of June 30,                                                                            1998                         1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                             $    14,778                  $    32,551
  Accounts receivable, less allowances of
    $556,290 and $928,605, respectively (note 12)                                    8,387,839                    6,992,513
  Inventories                                                                       19,486,058                   14,547,653
  Prepaid expenses                                                                     548,892                      603,997
  Income taxes receivable                                                                   --                       65,493
  Deferred income taxes (note 6)                                                       555,946                      756,946
---------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                            28,993,513                   22,999,153
---------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                               742,289                      735,930
  Machinery, equipment, furniture and fixtures                                       4,587,729                    4,548,096
  Tools, dies, molds and patterns                                                    8,351,591                    8,176,023
---------------------------------------------------------------------------------------------------------------------------
                                                                                    13,681,609                   13,460,049
  Less--accumulated depreciation                                                    11,619,078                   10,982,520
---------------------------------------------------------------------------------------------------------------------------
                                                                                     2,062,531                    2,477,529
Deferred Income Taxes (note 6)                                                         364,135                      258,135
Intangible and Other Assets                                                            608,590                      598,106
---------------------------------------------------------------------------------------------------------------------------
                                                                                   $32,028,769                  $26,332,923
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                 $ 1,956,877                  $   741,646
  Accrued liabilities (note 7)                                                       1,314,701                      994,877
  Deferred revenue                                                                          --                      473,482
  Income taxes payable                                                                 677,527                           --
---------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        3,949,105                    2,210,005
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (note 4)                                                              2,746,000                    1,221,000
---------------------------------------------------------------------------------------------------------------------------
Deferred Compensation and Other Liabilities (note 11)                                1,252,504                    1,137,424
---------------------------------------------------------------------------------------------------------------------------
Contingently Redeemable Equity Interest (note 5)                                     1,490,000                    1,490,000
---------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment (note 5):
  Common stock, $.01 par value,
    authorized 8,500,000 shares;
    issued and outstanding 3,177,269
    and 3,323,791 shares, respectively                                                  31,773                       33,238
  Paid in capital                                                                           --                    2,328,677
  Contingently redeemable common stock                                              (1,490,000)                  (1,490,000)
  Accumulated other comprehensive income                                               (71,322)                     (71,322)
  Undistributed retained earnings                                                   24,120,709                   19,473,901
---------------------------------------------------------------------------------------------------------------------------
Total  stockholders' investment                                                     22,591,160                   20,274,494
---------------------------------------------------------------------------------------------------------------------------
                                                                                   $32,028,769                  $26,332,923
===========================================================================================================================




See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended June 30,                                                     1998                   1997                   1996
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                     $ 5,477,629           $  3,587,688            $ 2,360,963
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  676,673                712,215                777,238
      Deferred income taxes                                           95,000                (74,532)              (568,465)
      Deferred compensation                                          115,080                115,080                115,080
      Net changes in operating assets and
        liabilities (note 8)                                      (4,524,632)            (4,407,722)              (802,625)
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in)
          operating activities                                     1,839,750                (67,271)             1,882,191
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                      (221,560)              (782,287)              (690,932)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreement                      (24,385,400)           (21,029,000)           (13,891,000)
  Borrowings under line of credit agreement                       25,910,400             21,780,000             13,791,000
  Exercise of stock options                                        3,822,600                456,799                433,835
  Purchase and retirement of common stock                         (6,983,563)              (352,691)            (1,547,320)
--------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                                      (1,635,963)               855,108             (1,213,485)
--------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                    (17,773)                 5,550                (22,226)
  Cash at beginning of year                                           32,551                 27,001                 49,227
--------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                            $    14,778           $     32,551            $    27,001
==========================================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT



                                                                                                              Accumulated
                                                                                                                    Other
                                                            Common          Paid In          Retained       Comprehensive
                                                             Stock          Capital          Earnings              Income
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                  $   34,861      $ 3,336,431       $13,525,250        $   (65,116)
  Net income                                                    --               --         2,360,963                 --
  Foreign currency translation adjustment                       --               --                --            (42,114)
  Purchase and retirement of treasury stock                 (2,519)      (1,544,801)               --                 --
  Exercise of stock options                                    837          432,998                --                 --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                      33,179        2,224,628        15,886,213           (107,230)
  Net income                                                    --               --         3,587,688                 --
  Foreign currency translation adjustment                       --               --                --             35,908
  Purchase and retirement of treasury stock                   (516)        (352,175)               --                 --
  Exercise of stock options                                    575          456,224                --                 --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                      33,238        2,328,677        19,473,901            (71,322)
  Net income                                                    --               --         5,477,629                 --
  Purchase and retirement of treasury stock                 (5,478)      (6,147,264)         (830,821)                --
  Exercise of stock options                                  4,013        3,818,587                --                 --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                  $   31,773      $        --       $24,120,709        $   (71,322)
------------------------------------------------------------------------------------------------------------------------



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, audio/video loudspeakers and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 17,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 16% and 13% of the Company's accounts receivable at June 30, 1998 and 1997, respectively, were foreign receivables.

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

INVENTORIES--At June 30, 1998 and 1997, approximately 83% and 98%, respectively, of the Company's inventories were valued at the lower of last-in, first-out
(LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) cost, or market. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $461,143 and $457,484 higher than reported at June 30, 1998 and 1997, respectively.

The components of inventories at June 30, is as follows:

                                                  1998              1997
              ----------------------------------------------------------
              Raw materials and
                Work in process           $  6,547,983      $  7,242,161
              Finished goods                12,938,075         7,305,492
              ----------------------------------------------------------
                                           $19,486,058       $14,547,653
              ==========================================================


PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

        Leasehold Improvements            10-15 years
        Machinery, Equipment,
          Furniture and Fixtures           3-10 years
        Tools, Dies, Molds
          and Patterns                      4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $265,000 in 1998, $245,000 in 1997, and $225,000 in 1996.

EARNINGS PER SHARE--Basic earnings per share are computed based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method.

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

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share," (SFAS
128). This Statement establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. The Company's adoption of the provisions of SFAS 128 resulted in the dual presentation of basic and diluted per share amounts on the Company's income statement.

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal years ended June 30, 1998, 1997, and 1996 were 3,263,842, 3,304,194, and 3,443,247, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 64,889, 58,648, and 60,201 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

3.  COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," (SFAS 130). This Statement requires that certain items recognized under generally accepted accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence of other financial statements.

Total comprehensive income totaled $5,477,629 and $3,623,596 for the fiscal years ended June 30, 1998 and 1997, respectively. Total comprehensive income for the year ended June 30, 1998 and 1997, is comprised of net income of $5,477,629 and $3,587,688, respectively, and other comprehensive income of $-0- and $35,908, respectively. Other comprehensive income is comprised solely of foreign currency transaction adjustments and are included in the Consolidated Statement of Stockholder's Investment.

4.  LONG TERM DEBT

The Company has an unsecured working capital line of credit facility with a bank, which expires through November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Borrowings under this credit facility as of June 30, 1998 totaled $2,746,000. There are no commitments for foreign letters of credit at June 30, 1998. Utilization of this credit facility as of June 30, 1997 was $1,274,386, consisting of $1,221,000 in borrowings and $53,386 in foreign letters of credit.

5.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to
 .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares to the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares to the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares to the 1990 Plan, which was approved by the stockholders.

The following table identifies options granted, exercised, cancelled or available for exercise pursuant to the above mentioned Plan:



                                                                  Number of           Price per
                                                                     Shares               Share
          -------------------------------------------------------------------------------------
          Shares under option at June 30, 1995                      536,250        $1.75-$10.55
                 Granted                                             72,500         $5.32-$5.85
                 Exercised                                          (56,250)        $1.75-$2.75
          -------------------------------------------------------------------------------------
          Shares under option at June 30, 1996                      552,500        $1.75-$10.55
                 Granted                                             52,500       $10.20-$11.22
                 Exercised                                          (57,500)        $2.50-$7.50
                 Cancelled                                          (11,250)        $5.32-$7.35
          -------------------------------------------------------------------------------------
          Shares under option at June 30, 1997                      536,250        $2.50-$11.22
                 Granted                                             55,000       $10.83-$11.91
                 Exercised                                         (401,250)       $2.50-$10.55
          -------------------------------------------------------------------------------------
          Shares under option at June 30, 1998                      190,000        $5.32-$11.91
          =====================================================================================
          Options exercisable at June 30, 1998                       52,500        $5.32-$10.20
          =====================================================================================



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

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has adopted the disclosure-only provisions of SFAS 123; accordingly, no compensation cost has been recognized for options granted under the stock-based compensation plan. Had compensation cost been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below:





                                                                               1998           1997            1996
                                                                       -------------    -----------    ------------

          Net income - as reported                                       $5,477,629     $3,587,688      $2,360,963
          Net income - pro forma                                          5,318,518      3,511,965       2,349,608
          Earnings per common share - as reported
             Basic                                                             1.68           1.09             .69
             Diluted                                                           1.65           1.07             .67
          Earnings per common share - pro forma
             Basic                                                             1.63           1.06             .68
             Diluted                                                           1.60           1.04             .67

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                               1998           1997            1996
                                                                        -----------     ----------      ----------
          Expected stock price volatility                                     69.17%         70.94%          70.53%
          Risk free interest rate                                              5.72%          6.84%           6.45%
          Expected life of options                                        5.91 years        6 years       5.6 years





The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1998 are $9.02 and $7.92, respectively. The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1997 are $7.56 and $7.67, respectively. The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1996 are $7.15 and $7.80, respectively. The weighted average fair value of options granted during 1998, 1997, and 1996 are $6.95, $7.02, and $3.37 per share, respectively.

6.  INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 1998, 1997, and 1996 consists of the following:




           Year Ended June 30,                                1998                 1997                 1996
           -------------------------------------------------------------------------------------------------
           Current:
             U.S. federal                               $2,839,000           $2,061,000           $1,536,000
             State                                         514,000              394,000              296,000
             Foreign                                            --                   --              (44,000)
           Deferred                                         95,000              (74,000)            (233,000)
           -------------------------------------------------------------------------------------------------
                                                        $3,448,000           $2,381,000           $1,555,000
           =================================================================================================


The 1998, 1997, and 1996 tax provision results in an effective rate different than the federal statutory rate due to the following:


           Year Ended June 30,                                1998                 1997                 1996
           -------------------------------------------------------------------------------------------------
          Federal income tax at
             statutory rate                             $3,035,000           $2,029,000           $1,331,000
           State income taxes, net of
             federal tax benefit                           339,000              260,000              195,000
           Other                                            74,000               92,000               29,000
           -------------------------------------------------------------------------------------------------
           Total provision for
             income taxes                               $3,448,000           $2,381,000           $1,555,000
           =================================================================================================





Income before taxes for United States operations was $8,925,629 in 1998, $6,803,219 in 1997, and $4,013,970 in 1996. Losses before taxes for foreign operations were $0, $834,531, and $97,322 for the respective years.

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:



                                                                               1998                      1997
           -------------------------------------------------------------------------------------------------
           Deferred Tax Assets
             Deferred compensation                                         $307,000                 $ 265,000
             Accrued expenses and reserves                                  579,000                   530,000
             Royalties receivable/deferred                                       --                   179,000
             Package design and trademarks                                  150,000                   125,000
             Other                                                            9,000                    39,000
           --------------------------------------------------------------------------------------------------
                                                                          1,045,000                 1,138,000

           Deferred Tax Liabilities
             Royalties receivable/deferred                                  (32,000)                       --
             Equipment and leasehold improvements                           (93,000)                 (123,000)
           --------------------------------------------------------------------------------------------------
           Net deferred tax asset                                          $920,000                $1,015,000
           ==================================================================================================



The net deferred tax asset at June 30, 1998 is comprised of a current asset of $555,946 and a long term asset of $364,135. The net deferred tax asset at June 30, 1997 is comprised of a current asset of $756,946 and a long term asset of $258,135.

7.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:



                                                                               1998                      1997
           --------------------------------------------------------------------------------------------------
           Salaries and wages                                              $608,288                  $340,498
           Cooperative advertising
             and promotion allowances                                       282,761                   240,612
           Payroll taxes and
             employee benefits                                              161,075                   162,626
           Other                                                            262,577                   251,141
           --------------------------------------------------------------------------------------------------
                                                                         $1,314,701                  $994,877
           ==================================================================================================



8.  ADDITIONAL CASH FLOW INFORMATION

The net operating changes in cash as a result of changes in operating assets and liabilities consist of the following:



                                                        1998                   1997                      1996
           ---------------------------------------------------------------------------------------------------
           Accounts receivable                  $(1,395,326)           $  1,972,700             $ (1,722,351)
           Inventories                           (4,938,405)             (5,734,529)                 576,585
           Prepaid expenses                          55,105                (221,860)                 294,737
           Net income taxes                         743,020                (427,348)                 738,002
           Other assets                             (50,599)                (92,422)                (146,495)
           Accounts payable                       1,215,231                (586,269)                (398,796)
           Deferred revenue                        (473,482)                473,482                       --
           Accrued liabilities                      319,824                 208,524                 (144,307)
           ---------------------------------------------------------------------------------------------------
           Net change                           $(4,524,632)           $ (4,407,722)            $   (802,625)
           ===================================================================================================




                                                           1998                1997                 1996
                                                           ----                ----                 ----
Net cash paid during the year for:
         Interest                                    $  241,687          $  297,398           $  161,256
         Income taxes                                $1,771,313          $2,849,333           $1,413,283




9.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions amounted to $216,000 in 1998, $200,000 in 1997, and $344,000 in 1996.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Company's Board of Directors. For calendar years 1998, 1997, and 1996, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 1998, 1997, and 1996 were $170,600, $144,000, and $264,631, respectively.


10.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories. The table below summarizes certain information regarding the Company's United States and Canadian operations for the years ended June 30, 1998, 1997, and 1996.



000's Omitted                                United
                                             States          Canada      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------
1998:
-----------------------------------------------------------------------------------------------------
Net sales                                  $ 40,638        $     --       $       --        $  40,638
Intercompany transfers                          300              --             (300)              --
-----------------------------------------------------------------------------------------------------
Total                                      $ 40,938        $     --       $     (300)        $ 40,638
-----------------------------------------------------------------------------------------------------
Income from operations                     $  7,964        $     --       $        8         $  7,972
-----------------------------------------------------------------------------------------------------
Assets                                     $ 32,029        $     --       $       --         $ 32,029
=====================================================================================================
1997:
-----------------------------------------------------------------------------------------------------
Net sales                                  $ 39,128        $    427       $       --         $ 39,555
Intercompany transfers                        1,111              --           (1,111)              --
-----------------------------------------------------------------------------------------------------
Total                                      $ 40,239        $    427       $   (1,111)        $ 39,555
-----------------------------------------------------------------------------------------------------
Income from operations                     $  5,840        $   (742)      $      (60)        $  5,038
-----------------------------------------------------------------------------------------------------
Assets                                     $ 26,333        $     --       $       --         $ 26,333
=====================================================================================================
1996:
-----------------------------------------------------------------------------------------------------
Net sales                                  $ 33,319        $  3,103       $       --         $ 36,422
Intercompany transfers                        2,829              --           (2,829)              --
-----------------------------------------------------------------------------------------------------
Total                                      $ 36,148        $  3,103       $   (2,829)        $ 36,422
-----------------------------------------------------------------------------------------------------
Income from operations                     $  2,716        $    (70)      $        7         $  2,653
-----------------------------------------------------------------------------------------------------
Assets                                     $ 20,313        $  1,730       $      (38)        $ 22,005
=====================================================================================================


                                       24


The Company's export sales to customers in foreign countries amounted to $5,245,982 during 1998, $4,955,824 during 1997, and $6,481,135 during 1996.

Sales to one customer, Tandy Corporation, were approximately 19% of total sales for the year ended June 30, 1998, and 17% and 16% for the years ended June 30, 1997, and 1996, respectively.


11.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. Rent expense, which includes this lease, was $394,000 in 1998, $432,000 in 1997, and $450,000 in 1996.

In 1980, the Company entered into an agreement with John C. Koss that if he dies prior to attaining 70 years of age, the Company will pay to his spouse or other designated beneficiary the sum of $50,000 every six months until the total benefits paid equal $700,000. The agreement is null and void if he reaches age 70.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At June 30, 1998 and 1997, respectively, the related liabilities in the amounts of $766,380 and $651,300 have been included in deferred compensation and other liabilities in the accompanying balance sheets.


12.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 1998, 1997, and 1996 are summarized as follows:


    Year        Balance at Beginning          Charges Against                                Balance at End of
    ----        --------------------          ---------------                                -----------------
   Ending             of Period                    Income                Deductions*              Period
   ------             ---------                    ------                -----------              ------
    1998               $928,605                   $310,000                $682,315               $556,290
    1997               $685,107                   $434,000                $190,502               $928,605
    1996               $289,217                   $490,097                $ 94,207               $685,107




  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses in the accompanying statements of income were $397,033 in 1998, $428,428 in 1997, and $486,723 in 1996.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                                       Dated:  9/21/98
   --------------------                                               -------
   Michael J. Koss, President,
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                       Dated:  9/21/98
   ---------------------                                              -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/  John C. Koss                                  /s/  Michael J. Koss
-----------------                                  ---------------------------
John C. Koss, Director                             Michael J. Koss, Director
Dated:  9/21/98                                    Dated:  9/21/98

/s/  Martin F. Stein                               /s/  Victor L. Hunter
---------------------                              ---------------------------
Martin F. Stein, Director                          Victor L. Hunter, Director
Dated:  9/21/98                                    Dated:  9/21/98

/s/ John J. Stollenwerk
------------------------                           ---------------------------
John J. Stollenwerk, Director                      Lawrence S. Mattson, Director
Dated:  9/21/98                                    Dated:
                                                         --------
/s/  Thomas L. Doerr
--------------------
Thomas L. Doerr, Director
Dated:  9/21/98







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

Daniel Esposito                              Michael J. Koss
Vice President-Corporate Systems             President, C.E.O.,
                                             C.O.O., C.F.O.
Sujata Sachdeva
Vice President-Finance                       Lawrence S. Mattson
                                             Retired President
Jill McCurdy                                 Oster Company
Vice President-Product Development
                                             Martin F. Stein
Lenore Lillie                                Chairman
Vice President-Operations                    Eyecare One Inc.

Richard W. Silverthorn                       John J. Stollenwerk
Secretary                                    President
General Counsel                              Allen-Edmonds Shoe Corporation

Declan Hanley
Vice President-International Sales


ANNUAL MEETING

October 22, 1998
Performance Center
Koss Corporation
4129 N. Port Washington Avenue               INDEPENDENT ACCOUNTANTS
Milwaukee, WI  53212
                                             PricewaterhouseCoopers LLP
TRANSFER AGENT                               Milwaukee, Wisconsin

Questions regarding change of address,       LEGAL COUNSEL
stock transfer, lost certificate, or
information on a particular account          Whyte Hirschboeck Dudek S.C.
should be directed in writing to:

Firstar Trust Company
Box 2077
Milwaukee, WI  53201
Attn:  Nikhat Quryski

                                  EXHIBIT INDEX

        The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.



Designation                                                                         Incorporation
of Exhibit        Exhibit Title                                                     by Reference
-----------       -------------                                                     -------------
  3.1             Certificate of Incorporation of Koss Corporation, as in
                  effect on September 25, 1996..............................                (1)

  3.2             By-Laws of Koss Corporation, as in effect on
                  September 25, 1996.......................................                 (2)

  4.1             Certificate of Incorporation of Koss Corporation, as in
                  effect on September 25, 1996.............................                 (1)

  4.2             By-Laws of Koss Corporation, as in effect on
                  September 25, 1996.......................................                 (2)

 10.1             Officer Loan Policy.......................................                (3)

 10.3             Supplemental Medical Care Reimbursement Plan..............                (4)

 10.4             Death Benefit Agreement with John C. Koss.................                (5)

 10.5             Stock Purchase Agreement with John C. Koss................                (6)

 10.6             Salary Continuation Resolution for John C . Koss..........                (7)

 10.7             1983 Incentive Stock Option Plan .........................                (8)

 10.8             Assignment of Lease to John C. Koss ......................                (9)

 10.9             Addendum to Lease ........................................               (10)

10.10             1990 Flexible Incentive Plan .............................               (11)

10.12             Loan Agreement, effective as of February 17, 1995 ........               (12)

10.13             Amendment to Loan Agreement dated June 15, 1995,
                  effective as of February 17, 1995.........................               (13)

10.14             License Agreement dated November 15, 1991 between
                  Koss Corporation and Trabelco N.V. (a subsidiary
                  of Hagemeyer N.V.) for North America, Central
                  America and South America (including Amendment
                  to License Agreement dated November 15, 1991;
                  Renewal Letter dated November 18, 1994; and Second
                  Amendment to License Agreement dated September 29, 1995)...              (14)



10.15             License Agreement dated September 29, 1995 between
                  Koss Corporation and Trabelco N.V. (a subsidiary
                  of Hagemeyer N.V.) for Europe (including First
                  Amendment to License Agreement dated December 26,
                  1995) ........................................................................         (15)

10.16             Third Amendment and Assignment of License Agreement to Jiangsu
                  Electronics Industries Limited dated as of March 31, 1997 ....................         (16)


10.17             Fourth Amendment to License Agreement dated as of May 29, 1998
                  filed herewith................................................................    filed herewith

10.18             License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License
                  Agreement dated June 30, 1998)................................................    filed herewith

10.19             Consent of Directors (Supplemental Executive Retirement Plan
                  for Michael J. Koss dated March 7, 1997)......................................         (17)

22                List of Subsidiaries of Koss Corporation .....................................         (18)

27                Financial Data Schedule.......................................................    filed herewith


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

                                       29

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

                                                            Annual Report 1998




Dear Stockholders,

    We are pleased to report a third year of consecutive record sales for fiscal year 1998.

    Sales for the fiscal year ending June 30, 1998 were $40,638,747 compared with $39,554,720 in fiscal year 1997. Net income for the year was $5,477,629 compared with $3,587,688 for the same period in 1997, an increase of 53%. Diluted earnings per share for the year were $1.65 compared with $1.07 for the same period a year ago, an increase of 54%.

    Contributing to the success of this record year was an exceptionally strong fourth quarter. The capability of meeting customer demand came on the heels of the Company's decision to smooth production through a multi million dollar commitment to raising our finished goods inventory. Increasing finished goods inventory has helped reduce our seasonal labor demand and variances in cost and quality. We have also instituted an aggressive program to outsource all non-critical sub-assembly operations to lower our cost of sales and increase our gross margin contribution.

    In the fourth quarter, the Company also finalized an agreement with Jiangsu Electronics Industries Limited of Hong Kong to expand the license of the Koss name to include mobile electronics for the car stereo market. A second agreement was also reached with Logitech Electronics, Inc. of Ontario, Canada for Koss branded multimedia/computer speakers. These two agreements are expected to contribute increases in royalty minimums of 27% and 55% over the course of the next two fiscal years.

    The stock market has not reflected a multiple of earnings that is consistent with historical norms for the Company. We have therefore continued to re-purchase shares of the Company's stock from the open market or in privately negotiated transactions. We believe that fundamental changes in the nature of the stock market itself, coupled with general market concerns, have temporarily orphaned many small cap stocks. In fact, we plan to re-purchase approximately $3.5 million dollars in stock during the coming fiscal year to take advantage of the market's lower than average EPS multiple on Koss stock.

    1998 marks the 40th Anniversary of the SP/3 Stereophone. The Company is focusing on the base stereophone business as it looks to new and expanded applications in the computer and telephony segments of the marketplace. This strategic focus has allowed the company to continue its earnings growth reflecting solid ROE and ROI performance. Management remains committed to the long range, profitable return on it's prudentially deployed capital in support of the stereo headphone industry we created 40 years ago.

    We would like to take this opportunity to thank our customers, suppliers, stockholders, as well as the entire Koss team for their efforts during this record setting year. We look to each of you for continued support and dedication in the year ahead.

Sincerely,





John C. Koss                                         Michael J. Koss
Chairman                                             President and CEO

CONSOLIDATED STATEMENTS OF INCOME                               KOSS CORPORATION


Year Ended June 30,                                                         1998              1997              1996
----------------------------------------------------------------------------------------------------------------------
Net sales                                                               $40,638,747      $39,554,720       $36,422,377
Cost of goods sold                                                       24,843,968       25,922,621        25,241,623
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                             15,794,779       13,632,099        11,180,754
Selling, general and
  administrative expense                                                  7,822,338        8,594,260         8,528,098
----------------------------------------------------------------------------------------------------------------------
Income from operations                                                    7,972,441        5,037,839         2,652,656
Other income (expense)
  Royalty income                                                          1,206,359        1,131,250         1,303,502
  Interest expense, net                                                    (253,171)        (200,401)          (40,195)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                8,925,629        5,968,688         3,915,963
Provision for income taxes                                                3,448,000        2,381,000         1,555,000
----------------------------------------------------------------------------------------------------------------------
Net income                                                               $5,477,629      $ 3,587,688        $2,360,963
======================================================================================================================
Earnings per common share:
  Basic                                                                       $1.68            $1.09             $ .69
  Diluted                                                                     $1.65            $1.07             $ .67
======================================================================================================================
Dividends per common share                                                     None             None              None
======================================================================================================================


CONSOLIDATED BALANCE SHEETS                                     KOSS CORPORATION


As of June 30,                                                                             1998                      1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash                                                                          $     14,778               $    32,551
     Accounts receivable, less allowances of
          $556,290 and $928,605, respectively                                         8,387,839                 6,992,513
     Inventories                                                                     19,486,058                14,547,653
     Prepaid expenses                                                                   548,892                   603,997
     Income taxes receivable                                                                 --                    65,493
     Deferred income taxes                                                              555,946                   756,946
-------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                     28,993,513                22,999,153
-------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold improvements, at cost:
     Leasehold improvements                                                             742,289                   735,930
     Machinery, equipment, furniture and fixtures                                     4,587,729                 4,548,096
     Tools, dies, molds and patterns                                                  8,351,591                 8,176,023
-------------------------------------------------------------------------------------------------------------------------
                                                                                     13,681,609                13,460,049
     Less--accumulated depreciation                                                  11,619,078                10,982,520
-------------------------------------------------------------------------------------------------------------------------
                                                                                      2,062,531                 2,477,529
Deferred Income Taxes                                                                   364,135                   258,135
Intangible and Other Assets                                                             608,590                   598,106

-------------------------------------------------------------------------------------------------------------------------
                                                                                    $32,028,769              $ 26,332,923
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable                                                                $ 1,956,877              $    741,646
    Accrued liabilities                                                               1,314,701                   994,877
    Deferred revenue                                                                         --                   473,482
    Income taxes payable                                                                677,527                        --
-------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                   3,949,105                 2,210,005
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                        2,746,000                 1,221,000
Deferred Compensation and Other Liabilities                                           1,252,504                 1,137,424
Contingently Redeemable Equity Interest                                               1,490,000                 1,490,000
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment:
    Common stock, $.01 par value,
          authorized 8,500,000 shares;
          issued and outstanding 3,177,269
          and 3,323,791 shares, respectively                                             31,773                    33,238
    Paid in capital                                                                          --                 2,328,677
    Contingently redeemable common stock                                             (1,490,000)               (1,490,000)
    Cumulative translation adjustment                                                   (71,322)                  (71,322)
    Retained earnings                                                                24,120,709                19,473,901
-------------------------------------------------------------------------------------------------------------------------
           Total stockholders' investment                                            22,591,160                20,274,494
-------------------------------------------------------------------------------------------------------------------------
                                                                                    $32,028,769              $ 26,332,923
=========================================================================================================================


STOCKHOLDERS' INFORMATION                                      KOSS CORPORATION

        Koss Corporation's 1998 Annual Report is presented in a simple, readable and functional style. This Annual Report contains condensed financial statements only. The detailed financial statements including footnotes are included in the Form 10-K which has been provided to all stockholders along with the 1998 Annual Report. The Company believes this manner of presentation provides a concise summary for those who want to be kept informed while at the same time allowing those who feel it necessary the opportunity to investigate further.

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


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Koss Corporation

        We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Koss Corporation and its subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, of stockholders' investment and of cash flows for each of the three years in the period ended June 30, 1998 (not presented herein); and in our report dated July 15, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of June 30, 1998 and 1997, and the related condensed consolidated statements of income for each of the three years in the period ended June 30, 1998, when read in conjunction with the consolidated financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 15, 1998

MANAGEMENT INFORMATION                        KOSS CORPORATION


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

Daniel Esposito                            Michael J. Koss
Vice President-Corporate Systems           President, C.E.O.,
                                           C.O.O., C.F.O.
Sujata Sachdeva
Vice President-Finance                     Lawrence S. Mattson
                                           Retired President
Jill McCurdy                               Oster Company
Vice President-Product Development
                                           Martin F. Stein
Lenore Lillie                              Chairman
Vice President-Operations                  Eyecare One Inc.

Richard W. Silverthorn                     John J. Stollenwerk
Secretary                                  President
General Counsel                            Allen-Edmonds Shoe Corporation

Declan Hanley
Vice President-International Sales         ANNUAL MEETING

                                           October 22, 1998
INDEPENDENT ACCOUNTANTS                    Performance Center
                                           Koss Corporation
PricewaterhouseCoopers LLP                 4129 N. Port Washington Avenue
Milwaukee, Wisconsin                       Milwaukee, WI  53212

                                           TRANSFER AGENT
LEGAL COUNSEL
                                           Questions regarding change
Whyte Hirschboeck Dudek S.C.               of address, stock transfer,
                                           lost certificate, or
                                           information on a particular
                                           account should be directed in
                                           writing to: Firstar Trust Company
                                                       Box 2077
                                                       Milwaukee, WI  53201
                                                       Attn:  Mr. Eugene R. Lee