Form 10-Q
period 1998-09-30
KOSS CORP
filed 1998-11-17
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 1998
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295
-------------------------------------------------------------------------------

KOSS CORPORATION
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                                 39-1168275
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


4129 North Port Washington Avenue, Milwaukee, Wisconsin   53212
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:  (414) 964-5000
                                                      --------------------------


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

At September 30, 1998, there were 3,177,269 shares outstanding of the Registrant's common stock, $0.01 par value per share.









                                    1 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 1998


                                      INDEX



                                                                            Page
PART I   FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    September 30, 1998 (Unaudited) and June 30, 1998          3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months ended September 30, 1998 and 1997            4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Three months ended September 30, 1998 and 1997            5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) September 30, 1998               6-7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8-10


PART II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security-Holders   10-11

         Item 6     Exhibits and Reports on Form 8-K                         11







                                    2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            September 30, 1998         June 30, 1998
                                                                               (Unaudited)                 (*)
                                                                         ----------------------------------------------
ASSETS
     Current Assets:
          Cash                                                                     $       19,048       $       14,778
          Accounts receivable                                                           9,950,184            8,387,839
          Inventories                                                                  16,177,331           19,486,058
          Other current assets                                                          1,232,891            1,104,838
-----------------------------------------------------------------------------------------------------------------------
               Total current assets                                                    27,379,454           28,993,513

     Property and Equipment, net                                                        2,035,788            2,062,531
     Intangible and Other Assets                                                          965,655              772,725
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $30,380,897          $32,028,769
=======================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
          Current Liabilities:
          Accounts payable                                                           $  1,003,312         $  1,956,877
          Accrued liabilities                                                           1,066,429            1,314,701
          Income taxes payable                                                            290,261              677,527
-----------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                2,360,002            3,949,105

     Long-Term Debt                                                                     1,367,000            2,746,000
     Deferred Compensation and Other Liabilities                                        1,281,274            1,252,504
     Contingently Redeemable Equity Interest                                            1,490,000            1,490,000
     Stockholders' Investment                                                          23,882,621           22,591,160
=======================================================================================================================
                                                                                      $30,380,897          $32,028,769
=======================================================================================================================


* The balance sheet at June 30, 1998, has been prepared from the audited financial statements at that date.

See accompanying notes.





                                    3 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




Three Months Ended September 30                                              1998                  1997
--------------------------------------------------------------------------------------------------------------
Net sales                                                                 $   9,031,043           $11,755,125
Cost of goods sold                                                            5,058,104             7,330,668
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                  3,972,939             4,424,457
Selling, general and
   administrative expense                                                     2,056,767             2,201,168
--------------------------------------------------------------------------------------------------------------
Income from operations                                                        1,916,172             2,223,289
Other income (expense)
   Royalty income                                                               253,314               170,296
   Interest income                                                                3,938                 3,938
   Interest expense                                                            (50,950)              (20,356)
--------------------------------------------------------------------------------------------------------------
Income before income tax provision                                            2,122,474             2,377,167
Provision for income taxes                                                      831,013               975,744
==============================================================================================================
   Net income                                                               $ 1,291,461           $ 1,401,423
==============================================================================================================
Earnings per common share:
   Basic                                                                          $0.41                 $0.42
   Diluted                                                                        $0.40                 $0.41
==============================================================================================================
Dividends per common share                                                         None                  None
==============================================================================================================


See accompanying notes.









                                    4 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Three Months Ended September 30                                         1998              1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                      $   1,291,461       $  1,401,423
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                               173,638            216,312
               Deferred compensation                                        28,770             28,770
               Net changes in operating assets and
                    liabilities                                             29,227            301,133
------------------------------------------------------------------------------------------------------
               Net cash provided by operating
                    activities                                           1,523,096          1,947,638
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                      (139,826)           (22,619)
------------------------------------------------------------------------------------------------------
          Net cash used in
              investing activities                                        (139,826)           (22,619)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                         (7,610,000)        (4,716,000)
     Borrowings under line of credit agreements                          6,231,000          4,940,000
     Purchase and retirement of common stock                                    --         (4,763,844)
     Exercise of stock options                                                  --          2,681,050
------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                         (1,379,000)        (1,858,794)
------------------------------------------------------------------------------------------------------
Net increase in cash                                                         4,270             66,225
Cash at beginning of year                                                   14,778             32,551
======================================================================================================
Cash at end of quarter                                                 $    19,048         $   98,776
======================================================================================================


See accompanying notes.



                                    5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The income from operations for the quarter ended September 30, 1998 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1998, Annual Report on Form 10-K.

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

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 1998 and 1997 were 3,177,269 and 3,342,486, respectively. When dilutive, stock options are included as share equivalents using the Treasury stock method. Common stock equivalents of 38,769 and 110,510 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended September 30, 1998 and 1997, respectively.







                                    6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:

                                                              September 30, 1998       June 30, 1998
                      -------------------------------------------------------------------------------
                      Raw materials and
                        work in process                             $  5,654,369        $  6,700,168
                      Finished goods                                  10,984,129          13,247,057
                      -------------------------------------------------------------------------------
                                                                      16,638,498          19,947,225
                      LIFO Reserve                                     (461,167)           (461,167)
                      ===============================================================================
                                                                     $16,177,331         $19,486,058
                      ===============================================================================



4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 1998 and June 30, 1998, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At September 30, 1998 and June 30, 1998, respectively, the related liabilities in the amounts of $795,150 and $766,380 have been included in deferred compensation on the accompanying balance sheets.




                                    7 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 1998
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the three months ended September 30, 1998 amounted to $1,523,096. Working capital was $25,019,452 at September 30, 1998, a decrease of $24,956 from the balance at June 30, 1998. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $139,826 for the quarter. For the fiscal year ending June 30, 1999, the Company expects its capital expenditures to be approximately $1,100,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $23,882,621 at September 30, 1998, from $22,591,160 at June 30, 1998. The increase reflects primarily the net effect of income.

The Company has an unsecured working capital line of credit with a bank which expires November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Utilization of this credit facility as of September 30, 1998 and June 30, 1998 totaled $1,367,000 and $2,746,000, respectively, consisting solely of borrowings. The decrease as of September 30, 1998 is the result of decreased inventory purchases due to lower sales volumes.

The Company has also reinstated a $2,000,000 credit facility which can be used by the Company to purchase shares of its own stock pursuant to the Company's stock repurchase program. This credit facility also expires November 1, 1999.

In August 1998, the Board of Directors authorized an additional $3,000,000 to be used for purchasing the Company's common stock for its own account, increasing the total net amount of the Company's stock repurchase program from $7,000,000 to $10,000,000. The Company intends to effectuate all stock purchases either on the open market or through one or more privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended September 30, 1998, the Company did not purchase any shares of its common stock pursuant to the Company's stock repurchase program. For the quarter ended September 30, 1998, the Company purchased 15,000 shares of its common stock for allocation to the Company's Employee Stock Ownership Plan and Trust ("ESOP") at an average price of $12.23 per share.





                                    8 of 12

From the commencement of the Company's stock repurchase program through September 30, 1998, the Company has purchased and retired a total of 891,348 shares at a total gross purchase price of $9,108,577 (representing an average gross purchase price of $10.22 per share) and a total net purchase price of $6,485,677 (representing an average net purchase price of $7.28 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company repurchasing certain shares acquired by employees pursuant to the Company stock option program.


Results of Operations

Net sales for the quarter ended September 30, 1998 were $9,031,043 compared with $11,755,125 for the same period in 1997, a decrease of $2,724,082. This is the result of the Company's decision to withdraw from the speaker business.

Gross profit as a percent of net sales was 44% for the quarter ended September 30, 1998 compared with 38% in the prior year. This improvement is primarily due to a change in product mix and withdrawal from the speaker business.

Selling, general and administrative expenses for the quarter ended September 30, 1998 were $2,056,767 or 23% of net sales, as against $2,201,168 or 19% of net sales for the same period in 1997.

For the quarter ended September 30, 1998, income from operations was $1,916,172 versus $2,223,289 for the same period in 1997, a decrease of $307,117.

Interest expense amounted to $50,950 for the quarter as compared to $20,356 for the same period in the prior year. This increase is a result of increased borrowing activity for the quarter as compared to the same period last year.

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

Royalty income earned in connection with this License Agreement for the quarter ended September 30, 1998 was $253,314 as compared to $170,296 for the same period in 1997. The Company recognizes royalty income when earned. The increase in royalty income for the quarter was the result of higher sales volume in products covered under this License Agreement.





                                    9 of 12

The License Agreement between the Company and Trabelco N.V. covering certain European countries remains in place. Although no sales have been reported under this License Agreement to date, certain minimum royalties are due for calendar year 1998. This License Agreement expires on December 31, 1998; however, Trabelco N.V. has the option to renew this License Agreement for additional 3 year periods.

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

         (a)  On October 22, 1998 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

         (c) There were 3,177,269 shares of common stock eligible to vote at the Annual Meeting, of which 2,845,927 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:




                                    10 of 12



                    Number of Votes              Broker
                    ---------------              ------
                                        For            Withheld        Non-Votes
                                        ---            --------        ---------
           Nominees for 1-year
           terms ending in 1999:

           John C. Koss              2,828,644         17,555               0
           Thomas L. Doerr           2,827,834         18,365               0
           Victor L. Hunter          2,827,246         18,953               0
           Michael J. Koss           2,828,423         17,776               0
           Lawrence S. Mattson       2,827,096         19,103               0
           Martin F. Stein           2,828,867         17,332               0
           John J. Stollenwerk       2,828,779         17,420               0



                                                        Number of Votes         Broker
                                                        ---------------         ------
                                                 For     Against      Abstain     Non-Votes
                                                 ---     -------      -------     ---------
           Appointment of
           PricewaterhouseCoopers L.L.P.
           as independent auditors
           for the year ended
           June 30, 1999                      2,842,456    1,927       1,816           0



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


                                              KOSS CORPORATION



                  Dated: 11/13/98            /s/ Michael J. Koss
                                             -----------------------------------
                                             Michael J. Koss, President,
                                             Chief Executive Officer,
                                             Chief Financial Officer

                  Dated: 11/13/98            /s/ Sue Sachdeva
                                             -----------------------------------
                                             Sue Sachdeva
                                             Vice President--Finance





                                    12 of 12