Form 10-Q
period 1998-12-03
KOSS CORP
filed 1999-02-16
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended December 31, 1998
                                                        OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 1998, there were 3,182,269 shares outstanding of the Registrant's common stock, $0.01 par value per share.














                                     1 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 1998


                                      INDEX


                                                                                 Page
PART I   FINANCIAL INFORMATION
         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    December 31, 1998 (Unaudited) and June 30, 1998               3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months and six months ended
                    December 31, 1998 and 1997                                    4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Six months ended December 31, 1998 and 1997                   5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) December 31, 1998                     6-7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                8-10


PART II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security-Holders         10-11

         Item 6     Exhibits and Reports on Form 8-K                            11
















                                     2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                            December 31, 1998          June 30, 1998
                                                                               (Unaudited)                 (*)
                                                                         ------------------------- --------------------
ASSETS
     Current Assets:
          Cash                                                                      $      22,527       $       14,778
          Accounts receivable                                                           9,553,781            8,387,839
          Inventories                                                                  15,494,639           19,486,058
          Income taxes receivable                                                         504,406                   --
          Other current assets                                                          1,147,779            1,104,838
----------------------------------------------------------------------------------------------------------------------
               Total current assets                                                    26,723,132           28,993,513

     Property and Equipment, net                                                        1,923,514            2,062,531
     Intangible and Other Assets                                                        1,008,754              972,725
----------------------------------------------------------------------------------------------------------------------
                                                                                      $29,655,400          $32,028,769
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT Current Liabilities:
          Accounts payable                                                             $  615,089       $    1,956,877
          Accrued liabilities                                                           1,280,156            1,314,701
          Income taxes payable                                                                 --              677,527
----------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                1,895,245            3,949,105

     Long-Term Debt                                                                            --            2,746,000
     Deferred Compensation and Other Liabilities                                        1,310,044            1,252,504
     Contingently Redeemable Equity Interest                                            1,490,000            1,490,000
     Stockholders' Investment                                                          24,960,111           22,591,160
----------------------------------------------------------------------------------------------------------------------
                                                                                      $29,655,400          $32,028,769
======================================================================================================================


* The balance sheet at June 30, 1998 has been prepared from the audited financial statements at that date.

See accompanying notes.











                                     3 of 12

                       KOSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                             Three Months                            Six Months
Period Ended December 31                                  1998             1997                1998                1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                              $8,386,879       $10,378,151         $17,417,922        $22,133,276
Cost of goods sold                                      5,052,274         7,068,010          10,110,378         14,398,678
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                            3,334,605         3,310,141           7,307,544          7,734,598
Selling, general and
   administrative expense                               2,049,987         2,079,962           4,106,754          4,281,130
--------------------------------------------------------------------------------------------------------------------------
Income from operations                                  1,284,618         1,230,179           3,200,790          3,453,468
Other income (expense)
   Royalty income                                         456,404           460,381             709,718            630,677
   Interest income                                          1,418             6,077               5,356             10,015
   Interest expense                                        (5,667)          (59,895)            (56,617)           (80,251)
--------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                      1,736,773         1,636,742           3,859,247          4,013,909
Provision for income taxes                                703,158           552,306           1,534,171          1,528,050
--------------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 1,033,615       $ 1,084,436         $ 2,325,076        $ 2,485,859
==========================================================================================================================
Earnings per common share:
   Basic                                                    $0.33             $0.33               $0.73              $0.74
   Diluted                                                  $0.32             $0.32               $0.72              $0.72
==========================================================================================================================
Dividends per common share                                   None              None                None               None
==========================================================================================================================



See accompanying notes.

















                                     4 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Six Months Ended December 31                                              1998              1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                        $ 2,325,076       $ 2,485,859
     Adjustments to reconcile net
          income to net cash provided (used)
          by operating activities:
               Depreciation and amortization                               391,305           429,958
               Deferred compensation                                        57,540            57,540
               Net changes in operating assets and
                    liabilities                                            174,271        (1,870,933)
----------------------------------------------------------------------------------------------------
     Net cash provided by operating
           activities                                                    2,948,192         1,102,424
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                      (238,318)          (46,214)
----------------------------------------------------------------------------------------------------
          Net cash used in
              investing activities                                        (238,318)          (46,214)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                         (9,443,000)      (11,421,000)
     Borrowings under line of credit agreements                          6,697,000        12,750,000
     Purchase and retirement of common stock                                    --        (5,309,656)
     Exercise of stock options                                              43,875         2,894,787
----------------------------------------------------------------------------------------------------
          Net cash used in financing
               activities                                               (2,702,125)       (1,085,869)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              7,749           (29,659)
Cash at beginning of year                                                   14,778            32,551
----------------------------------------------------------------------------------------------------
Cash at end of period                                                  $    22,527       $     2,892
====================================================================================================


See accompanying notes.










                                     5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                December 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made. The income from operations for the quarter ended December 31, 1998 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 1998 and 1997 were 3,179,457 and 3,334,292, respectively. For the six months ended December 31, 1998 and 1997, weighted average number of common shares outstanding were 3,178,355 and 3,338,389, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 34,525 and 63,482 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 1998 and 1997, respectively. Common stock equivalents of 36,546 and 99,714 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 1998 and 1997, respectively.
















                                     6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:


                                                            December 31, 1998       June 30, 1998
                      -------------------------------------------------------------------------------
                      Raw materials and
                        work in process                        $ 5,197,636           $  6,700,168
                      Finished goods                            10,764,170             13,247,057
                      -------------------------------------------------------------------------------
                                                                15,961,806             19,947,225
                      LIFO Reserve                                (467,167)              (461,167)
                      -------------------------------------------------------------------------------
                                                               $15,494,639           $ 19,486,058
                      ===============================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 1998 and June 30, 1998, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At December 31, 1998 and June 30, 1998, respectively, the related liabilities in the amounts of $823,920 and $766,380 have been included in deferred compensation on the accompanying balance sheets.













                                     7 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 1998
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the six months ended December 31, 1998 amounted to $2,948,192. Working capital was $24,827,887 at December 31, 1998, a decrease of $216,521 from the balance at June 30, 1998. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $238,318 for the six months. For the fiscal year ending June 30, 1999, the Company expects its capital expenditures to be approximately $1,100,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $24,960,111 at December 31, 1998, from $22,591,160 at June 30, 1998. The increase reflects the net effect of income and stock options exercised.

The Company has an unsecured working capital line of credit with a bank, which expires November 1, 1999. This credit facility provides for borrowings up to a maximum of $8,000,000. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 2.25%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at December 31, 1998. Utilization of this credit facility as of June 30, 1998 was $2,746,000. The decrease as of December 31, 1998 is the result of decreased inventory purchases.

The Company has also reinstated a $2,000,000 credit facility, which can be used by the Company to purchase shares of its own stock pursuant to the Company's stock repurchase program. This credit facility also expires November 1, 1999.

The Company is currently in the process of combining these two credit facilities into one credit facility in the amount of $10,000,000 to be used for both working capital purposes and stock repurchases.

In August 1998, the Board of Directors authorized an additional $3,000,000 to be used for purchasing the Company's common stock for its own account, increasing the total net amount of the Company's stock repurchase program to $10,000,000. The Company intends to effectuate all stock purchases either on the open market or through one or more privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter and six months ended December 31, 1998, the Company did not purchase any shares of its common stock pursuant to the Company's stock repurchase program.










                                     8 of 12

From the commencement of the Company's stock repurchase program through December 31, 1998, the Company has purchased and retired a total of 891,348 shares at a total gross purchase price of $9,108,577 (representing an average gross purchase price of $10.22 per share) and a total net purchase price of $6,485,677 (representing an average net purchase price of $7.28 per share). The difference between the total gross purchase price and the total net purchase price reflects the savings to the Company as a result of the Company repurchasing certain shares from employees who acquired Company stock pursuant to the Company's stock option program.

The Company also has an Employee Stock Ownership Plan and Trust ("ESOP") under which shares of Company stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended December 31, 1998, the ESOP did not purchase any shares of its common stock for allocation to the ESOP.

Results of Operations

Net sales for the second quarter ended December 31, 1998 fell 19% to $8,386,879 from $10,378,151 for the same period in 1997. Net sales for the six months ended December 31, 1998 were $17,417,922, down 21% compared with $22,133,276 during the same six months one year ago. This decrease was primarily a result of the Company's decision to withdraw from the speaker business.

Gross profit as a percent of net sales was 40% for the quarter ended December 31, 1998 compared with 32% for the same period in the prior year. For the six month period ended December 31, 1998, the gross profit percentage was 42% compared with 35% for the same period in 1997. Shifts in product mix resulted in the increase in gross profit for the six month period as compared to last year.

Selling, general and administrative expenses for the quarter ended December 31, 1998 were $2,049,987 or 24% of net sales, as against $2,079,962 or 20% of net sales for the same period in 1997. For the six month period ended December 31, 1998, such expenses were $4,106,754 or 24% of net sales, as against $4,281,130 or 19% of net sales, for the same period in 1997.

For the second quarter ended December 31, 1998, income from operations was $1,284,618 versus $1,230,179 for the same period in the prior year. Income from operations for the six months ended December 31, 1998 was $3,200,790 as compared to $3,453,468 for the same period in 1997. The decrease is primarily related to the decrease in gross margin.

Interest expense amounted to $5,667 for the quarter as compared to $59,895 for the same period in the prior year. For the six month period, the interest expense amounted to $56,617 compared with $80,251 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers North America, Central America, and South America. Pursuant to this License Agreement, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due for the years 1998, 1999, and 2000. The products covered by this License Agreement include various consumer electronics products. This License Agreement is subject to renewal for additional 3 year periods.














                                     9 of 12

The Company also had a License Agreement with Trabelco N.V. covering certain European countries. Although no sales were ever reported under this License Agreement, certain minimum royalties were due for calendar year 1998. This License Agreement expired on December 31, 1998.

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

Year 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using 2 digits to define the applicable year (as opposed to 4 digits). Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failure. Based on a review of the Company's software by the Chief Information Officer and outside consultants, the anticipated costs of addressing potential problems are not expected to have an adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company has hired a year 2000 solution provider. The Company expects its computer systems will be year 2000 compliant by January 31, 1999.

A year 2000 compliance letter and survey form has been sent to all our customers doing over $10,000 annually in sales. Responses will be analyzed to see if there are any adverse conditions that the Company may have overlooked in its year 2000 plans. The same procedure is being followed with our suppliers and vendors. The Company's current inventory levels and forecasting technique will insure product is available to support customer requirements. In the event there are any adverse conditions, the Company will devote necessary resources to resolve all significant year 2000 issues in a timely manner.


PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security-Holders

         (a) On October 22, 1998 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected















                                    10 of 12

(c) There were 3,177,269 shares of common stock eligible to vote at the Annual Meeting, of which 2,846,199 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:



                                  Number of Votes           Broker
                                  ---------------           ------
                                 For         Withheld      Non-Votes
                                 ---         --------      ---------
         Nominees for 1-year
         terms ending in 1999:
         John C. Koss          2,828,644      17,555           0
         Thomas L. Doerr       2,827,834      18,365           0
         Victor L. Hunter      2,827,246      18,953           0
         Michael J. Koss       2,828,423      17,776           0
         Lawrence S. Mattson   2,827,096      19,103           0
         Martin F. Stein       2,828,867      17,332           0
         John J. Stollenwerk   2,828,779      17,420           0





                                             Number of Votes         Broker
                                             ---------------         ------
                                            For        Against      Abstain     Non-Votes
                                            ---        -------      -------     ---------
         Appointment of
         PricewaterhouseCoopers LLP
         as independent auditors
         for the year ended
         June 30, 1999                      2,842,456    1,927       1,816          0



Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed 27 Financial Data Schedule

         (b)      Reports on Form 8-K There were no reports on Form
                  8-K filed by the Company during the period covered by this report.





















                                    11 of 12

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                KOSS CORPORATION



Dated: 2/15/99                               /s/ Michael J. Koss
       -------                               -----------------------------------
                                             Michael J. Koss, President,
                                             Chief Executive Officer,
                                             Chief Financial Officer

Dated: 2/15/99                               /s/ Sue Sachdeva
       -------                               -----------------------------------
                                             Sue Sachdeva
                                             Vice President--Finance































                                    12 of 12