Form 10-Q
period 1999-03-31
KOSS CORP
filed 1999-05-17
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1999
                                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 1999, there were 2,956,419 shares outstanding of the Registrant's common stock, $0.01 par value per share.











                                     1 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 1999


                                      INDEX


                                                                                       Page
PART I   FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets
                             March 31, 1999 (Unaudited) and June 30, 1998               3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months and nine months ended
                             March 31, 1999 and 1998                                    4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Nine months ended March 31, 1999 and 1998                  5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) March 31, 1999                      6-7

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              8-10


PART II           OTHER INFORMATION

                  Item 6     Exhibits and Reports on Form 8-K                           10
















                                     2 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 1999       June 30, 1998
                                                                            (Unaudited)              (*)
                                                                           ----------------------------------
ASSETS
     Current Assets:
          Cash                                                              $   639,583          $    14,778
          Accounts receivable                                                 8,013,459            8,387,839
          Inventories                                                        14,673,691           19,486,058
          Income taxes receivable                                               361,441                   --
          Other current assets                                                1,014,000            1,104,838
------------------------------------------------------------------------------------------------------------
               Total current assets                                          24,702,174           28,993,513

     Property and Equipment, net                                              1,805,140            2,062,531
     Intangible and Other Assets                                              1,204,183              972,725
------------------------------------------------------------------------------------------------------------
                                                                            $27,711,497          $32,028,769
============================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                  $   560,400          $ 1,956,877
          Accrued liabilities                                                 1,268,002            1,314,701
          Income taxes payable                                                       --              677,527
------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      1,828,402            3,949,105

     Long-Term Debt                                                                  --            2,746,000
     Deferred Compensation and Other Liabilities                              1,338,814            1,252,504
     Contingently Redeemable Equity Interest                                  1,490,000            1,490,000
     Stockholders' Investment                                                23,054,281           22,591,160
------------------------------------------------------------------------------------------------------------
                                                                            $27,711,497          $32,028,769
============================================================================================================


* The balance sheet at June 30, 1998 has been prepared from the audited financial statements at that date.

See accompanying notes.











                                     3 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months                             Nine Months
Period Ended March 31                                 1999                1998                 1999               1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 7,679,636         $ 8,089,590        $25,097,558         $30,222,866
Cost of goods sold                                    4,607,716           5,571,898         14,718,094          19,970,576
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                          3,071,920           2,517,692         10,379,464          10,252,290
Selling, general and
   administrative expense                             1,857,875           1,718,331          5,964,629           5,999,461
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                1,214,045             799,361          4,414,835           4,252,829
Other income (expense)
   Royalty income                                       102,414             373,371            812,132           1,004,048
   Interest income                                       12,319              45,219             17,675              55,234
   Interest expense                                      (3,282)            (92,847)           (59,899)           (173,098)
----------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                    1,325,496           1,125,104          5,184,743           5,139,013
Provision for income taxes                              519,338             463,496          2,053,509           1,991,546
----------------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 806,158           $ 661,608        $ 3,131,234         $ 3,147,467
============================================================================================================================
Earnings per common share:
   Basic                                                  $0.26               $0.21              $0.99               $0.96
   Diluted                                                $0.26               $0.20              $0.98               $0.93
============================================================================================================================
Dividends per common share                                 None                None               None                None
============================================================================================================================

============================================================================================================================



See accompanying notes.














                                     4 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Nine Months Ended March 31                                               1999              1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                      $  3,131,234    $  3,147,467
     Adjustments to reconcile net
          income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                              611,783         594,371
               Deferred compensation                                       86,310          86,310
               Net changes in operating assets and
                    liabilities                                         2,544,001      (4,781,669)
-------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating
           activities                                                   6,373,328        (953,521)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                     (334,410)       (109,715)
-------------------------------------------------------------------------------------------------------
          Net cash used in
              investing activities                                       (334,410)       (109,715)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                        (9,443,000)    (17,406,000)
     Borrowings under line of credit agreements                         6,697,000      22,521,000
     Purchase and retirement of common stock                           (2,724,738)     (6,983,562)
     Exercise of stock options                                             56,625       2,901,437
-------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by
               financing activities                                    (5,414,113)      1,032,875
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           624,805         (30,361)
Cash at beginning of year                                                  14,778          32,551
-------------------------------------------------------------------------------------------------------
Cash at end of period                                                $    639,583    $      2,190
=======================================================================================================


See accompanying notes.










                                     5 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The income from operations for the quarter ended March 31, 1999 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 1999 and 1998 were 3,091,447 and 3,201,644, respectively. For the nine months ended March 31, 1999 and 1998, weighted average number of common shares outstanding were 3,150,144 and 3,293,767, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 42,801 and 39,958 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 1999 and 1998, respectively. Common stock equivalents of 38,765 and 78,426 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 1999 and 1998, respectively.
















                                     6 of 11

3.       INVENTORIES

         The classification of inventories is as follows:

                                                                  March 31, 1999       June 30, 1998
                    ---------------------------------------------------------------------------------
                    Raw materials and
                      work in process                                $ 4,945,968          $6,700,168
                    Finished goods                                    10,188,890          13,247,057
                    ---------------------------------------------------------------------------------
                                                                      15,134,858          19,947,225
                    LIFO Reserve                                       (461,167)           (461,167)
                    =================================================================================
                                                                     $14,673,691         $19,486,058
                    =================================================================================



4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 1999 and June 30, 1998, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At March 31, 1999 and June 30, 1998, respectively, the related liabilities in the amounts of $852,690 and $766,380 have been included in deferred compensation on the accompanying balance sheets.













                                     7 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the nine months ended March 31, 1999 amounted to $6,373,328. Working capital was $22,873,772 at March 31, 1999, a decrease of $2,170,636 from the balance at June 30, 1998. The decrease in working capital is primarily attributable to the net effect of decreases in inventory and accounts payable. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $334,410 for the nine months. For the fiscal year ending June 30, 1999, the Company expects its capital expenditures to be approximately $1,100,000. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $23,054,281 at March 31, 1999, from $22,591,160 at June 30, 1998. The increase reflects the net effect of income, shares purchased and retired, and stock options exercised.

The Company amended its existing credit facility in April 1999, extending the maturity date of the unsecured line of credit to November 1, 2000. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. The increase in this credit facility from $8,000,000 to $10,000,000 is the result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at March 31, 1999. Utilization of this credit facility as of June 30, 1998 was $2,746,000. The decrease as of March 31, 1999 is the result of decreased inventory purchases.

In April 1999, the Board of Directors authorized an additional $5,000,000 to be used for purchasing the Company's common stock for its own account, increasing the total cumulative net amount of the Company's stock repurchase program to $15,000,000. The Company intends to effectuate all stock purchases either on the open market or through one or more privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases under the credit facility discussed above. For the quarter and nine months ended March 31, 1999, the Company purchased 227,100 shares of its common stock for $2,724,738.





                                     8 of 11

From the commencement of the Company's stock repurchase program in June of 1995 through March 31, 1999, the Company has purchased and retired a total of 1,118,448 shares at a total gross purchase price of $11,833,315 (representing an average gross purchase price of $10.58 per share) and a total net purchase price of $9,210,415 (representing an average net purchase price of $6.34 per share). The difference between the total gross purchase price and the total net purchase price reflects the savings to the Company as a result of repurchasing certain shares from employees who acquired Company stock pursuant to the Company's stock option program.

The Company also has an Employee Stock Ownership Plan and Trust ("ESOP") under which shares of Company stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended March 31, 1999, the ESOP did not purchase any shares of its common stock for allocation to the ESOP.

Results of Operations

Net sales for the third quarter ended March 31, 1999 fell 5% to $7,679,636 from $8,089,590 for the same period in 1998. Net sales for the nine months ended March 31, 1999 were $25,097,558, down 17% compared with $30,222,866 during the same nine months one year ago. This decrease was primarily a result of the Company's decision to withdraw from the speaker business.

Gross profit as a percent of net sales was 40% for the quarter ended March 31, 1999 compared with 31% for the same period in the prior year. For the nine month period ended March 31, 1999, the gross profit percentage was 41% compared with 34% for the same period in 1998. Shifts in product mix and the Company's decision to withdraw from the speaker business resulted in the increase in gross profit for the nine month period as compared to last year.

Selling, general and administrative expenses for the quarter ended March 31, 1999 were $1,857,875 or 24% of net sales, as against $1,718,331 or 21% of net sales for the same period in 1998. For the nine month period ended March 31, 1999, such expenses were $5,964,629 or 24% of net sales, as against $5,999,461 or 20% of net sales for the same period in 1998.

For the third quarter ended March 31, 1999, income from operations was $1,214,045 versus $799,361 for the same period in the prior year. Income from operations for the nine months ended March 31, 1999 was $4,414,835 as compared to $4,252,829 for the same period in 1998. The increase is primarily related to the increase in gross margin.

Interest expense amounted to $3,282 for the quarter as compared to $92,847 for the same period in the prior year. For the nine month period, the interest expense amounted to $59,899 compared with $173,098 for the same period in the prior year. The decrease is a result of the Company borrowing at much lower levels as compared to the same periods last year.

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





                                     9 of 11

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

Year 2000 Readiness Disclosure

The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative, along with the assistance of outside consultants.

The Company has completed the assessment phase of both its information technology and non-information technology systems associated with the Year 2000. The assessment indicated that several of the Company's systems would be vulnerable to Year 2000 issues. The Company is in the process of remedying the systems identified as vulnerable during the assessment phase.

The Company is also working with its significant suppliers and financial institutions to ascertain whether or not those parties have appropriate plans to remedy Year 2000 issues with their systems that may impact the Company's operations. The Company has communicated in writing, a Year 2000 compliance letter and survey, to all our customers doing over $10,000 annually in sales, along with all significant suppliers and vendors. The Company does not anticipate any adverse material effects due to its ability to deliver product to customers.

The Company's Year 2000 initiative is under way, and is expected to be completed prior to December 31, 1999. The Company has not identified a need to develop an extensive contingency plan for non-remedied issues. In the event of any adverse conditions caused by unforeseen Year 2000 issues, the Company will devote the necessary resources to resolve any significant Year 2000 issues in a timely manner.

The Company's assessments to date indicate the cost of the Year 2000 initiative is estimated to be $80,000.

The cost of the project and the date the Company believes it will be complete are forward-looking statements and are based on the Company's best estimates. Factors that may cause the actual results to differ include the availability and retention of skilled professionals, and the ability to identify all Year 2000 issues.

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


                                KOSS CORPORATION



                  Dated:                             /s/ Michael J. Koss
                         ----------                  -------------------
                                                     Michael J. Koss, President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                  Dated:                             /s/ Sue Sachdeva
                         ----------                  ----------------
                                                     Sue Sachdeva
                                                     Vice President--Finance
































                                    11 of 11