Form 10-K405
period 1999-06-30
KOSS CORP
filed 1999-09-20
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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
                YES X    NO
                   ---      ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 1, 1999 was approximately $17,065,005 (based on the $14.125 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on September 1, 1999). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on September 1, 1999 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On September 1, 1999, 2,682,669 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report. The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1988, 1990, 1995, 1996, and 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and March 31, 1997.



                                     PART I


Item 1.  BUSINESS.

As used herein, the term "Company" means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, and related accessory products.

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                          1999              1998              1997
                                          ----              ----              ----
         Stereophones                       97%              87%               83%

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

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 52% of sales occurred in the first six months of the fiscal year and 48% of sales occurred in the latter six months of the fiscal year.

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

The Company markets its products to approximately 2,000 customers worldwide. During 1999 the Company's sales to its largest single customer, Tandy Corporation, were approximately 17% of total net sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 42% of total net sales in 1999.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $243,000 during fiscal 1999 as compared with $265,000 during fiscal 1998 and $245,000 during fiscal 1997. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 1999, the Company employed 149 people. The Company also utilizes temporary personnel to meet seasonal production demands.

Foreign Sales.

International markets are serviced through manufacturers representatives or independent distributors with product produced in the United States. In the opinion of management, the Company's competitive position and risks attendant to the conduct of its business in such markets are comparable to the domestic market. For further information, see Note 10 to the consolidated financial statements accompanying this Form 10-K.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 963 holders of the Company's common stock as of September 1, 1999. No dividends have been paid for the years ended June 30, 1999, 1998, and 1997. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                                  Fiscal Year 1999            Fiscal Year 1998
                                  ----------------            ----------------
Quarter                            High        Low             High       Low
-------                            ----        ---             ----       ---

First                             $15-1/4    $9-1/2          $14-0/0
                                                                          $8-1/4
Second                            $11-3/4    $9-1/4          $15-1/8      $11-1/4
Third                             $12-1/2    $10-15/16       $12-1/2      $10-0/0
Fourth                            $13-3/8    $9-1/4          $11-1/4      $9-1/2



Item 6.  SELECTED FINANCIAL DATA.



                                          1999            1998             1997            1996             1995
------------------------------------ --------------- ---------------- --------------- ---------------- ---------------
Net sales                               $33,188,174      $40,638,747     $39,554,720      $36,422,377     $33,432,344

Net income                               $4,318,189       $5,477,629      $3,587,688       $2,360,963      $2,087,994

Earnings per common share:
  Basic                                       $1.41            $1.68           $1.09            $0.69           $0.63
  Diluted                                     $1.39            $1.65           $1.07            $0.67           $0.58

Total assets                            $25,721,696      $32,028,769     $26,332,923      $22,005,257     $20,972,923

Long-term debt                                   $0       $2,746,000      $1,221,000         $470,000        $570,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



FINANCIAL CONDITION AND LIQUIDITY

During 1999, cash provided by operations was $10,052,391. Working capital was $20,985,159 at June 30, 1999. The decrease of $4,059,249 from the balance at June 30, 1998 represents primarily the net effect of a decrease in inventory of $6,530,940.

Capital expenditures for new property and equipment including production tooling were $421,251, $221,560, and $782,287, in 1999, 1998, and 1997, respectively.
Depreciation charges aggregated $614,184, $636,558, and $649,099 for the same fiscal years. Budgeted capital expenditures for fiscal year 2000 are $832,100. The Company expects to generate sufficient funds through operations to fulfill these expenditures.

Stockholders' investment decreased to $21,180,935 at June 30, 1999 from $22,591,160 at June 30, 1998. The decrease reflects primarily the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the year. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company amended its existing credit facility in April 1999, extending the maturity date of the unsecured line of credit to November 1, 2000. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. The increase in this credit facility from $8,000,000 to $10,000,000 is the result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 1999. Utilization of this credit facility as of June 30, 1998 was $2,746,000. The decrease as of June 30, 1999 is the result of decreased inventory purchases.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 1999, the Company purchased 488,650 shares of its common stock at an average gross price of $12.16 per share (and an average net price of $11.98 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through June 30, 1999, the Company has purchased and retired a total of 1,379,998 shares for a total gross purchase price of $15,051,360 (representing an average gross purchase price of $10.91 per share) and a total net purchase price of $12,338,347 (representing an average net purchase price of $8.94 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

1999 RESULTS COMPARED WITH 1998

Net sales for 1999 were $33,188,174 compared with $40,638,747 in 1998, a decrease of $7,450,573 or 18%. The decrease was primarily the result of the Company's decision to withdraw from the speaker business.

Gross profit was $12,855,894 or 38.7% in 1999 compared with $15,794,779 or 38.9%
in 1998.

Selling, general and administrative expenses for 1999 were $7,225,340 compared with $7,822,338 in 1998, a decrease of $596,998 or 8%. This decrease was a result of lower sales.

Income from operations was $5,630,554 in 1999 compared with $7,972,441 in 1998, a decrease of 29%. Interest expense for 1999 was $67,932 compared with $308,405 in 1998. The decrease is due to decreased levels of borrowings during the fiscal year.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers North America, Central America, and South America. Pursuant to this License Agreement, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due each year. The products covered by this License Agreement include various consumer electronics products. This License Agreement is subject to renewal for additional 3 year periods.

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

Income taxes are discussed in Note 6 to the consolidated financial statements.

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

The Company had a License Agreement with Trabelco N.V., a Netherlands, Antilles company and a subsidiary of Hagemeyer, N.V., a diverse international trading company based in the Netherlands. This License Agreement covered North America, Central America, and South America. Effective March 31, 1997, the Company assigned this License Agreement to Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. Pursuant to this assignment, Jiangsu has agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due each year. In May of 1998, the Company and Jiangsu entered into an amendment to this License Agreement expanding the products covered by this License Agreement to include mobile electronics and increasing the minimum royalties due each year. This License Agreement is subject to renewal for additional 3 year periods. Royalty income earned in connection with this License Agreement for the year ended June 30, 1998 was $1,206,359 as compared to $1,131,250 for the same period in 1997. The Company recognizes royalty income when earned. The increase in royalty income for the twelve-month period is the result of higher sales volume in products covered under this License Agreement.

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

Income taxes are discussed in Note 6 to the consolidated financial statements.

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

YEAR 2000

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

The Company is also working with its significant suppliers and financial institutions to ascertain whether or not those parties have appropriate plans to remedy Year 2000 issues with their systems that may impact the Company's operations. The Company has communicated in writing, a Year 2000 compliance letter and survey, to all its customers doing over $10,000 annually in sales, along with all significant suppliers and vendors. The Company does not anticipate any adverse material effects due to its ability to deliver product to customers.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999 and the notes thereto, and the report of independent accountants thereon are set forth on pages 13 to 25.

Selected unaudited quarterly financial data is as follows:

                                                                          Quarter
                                                                          -------
1999                                             First          Second            Third           Fourth
                                                 -----          -------           -----           ------
Net sales                                       $ 9,031,043     $ 8,386,879      $ 7,679,636     $ 8,090,616
Gross profit                                      3,972,939       3,334,605        3,071,920       2,476,430
Net income                                        1,291,461       1,033,615          806,158       1,186,955

Earnings per common share:
   Basic                                                .41             .33              .26             .42
   Diluted                                              .40             .32              .26             .41
                                                                          Quarter
                                                                          -------
1998                                             First          Second            Third           Fourth
                                                 -----          -------           -----           ------
Net sales                                       $11,755,125     $10,378,151       $8,089,590     $10,415,881
Gross profit                                      4,424,457       3,310,141        2,517,692       5,542,489
Net income                                        1,401,423       1,084,436          661,608       2,330,162
Earnings per common share:
   Basic                                                .42             .33              .21             .73
   Diluted                                              .41             .32              .20             .73



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which 1999 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 1999 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" section of the 1999 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 1999 Proxy Statement.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.      The following documents are filed as part of this report:


        1.      Financial Statements
                The following consolidated financial statements of Koss Corporation are set forth on pages 13 to
                25:
                Report of Independent Accountants................................................................13
                Consolidated Statements of Income for the Years
                Ended June 30, 1999, 1998, and 1997..............................................................14
                Consolidated Balance Sheets as of June 30, 1999 and 1998.........................................15
                Consolidated Statements of Cash Flows
                for the Years Ended June 30, 1999, 1998, and 1997................................................16
                Consolidated Statements of Stockholders' Investment
                for the Years Ended June 30, 1999, 1998, and 1997................................................17
                Notes to Consolidated Financial Statements.......................................................18

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

                  10.9     Addendum to Lease.

                  10.10    1990 Flexible Incentive Plan.

                  10.12    Loan Agreement, effective as of February 17, 1995.

                  10.13 Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.

                  10.14    Amendment to Loan Agreement dated April 29, 1999.

                  10.15 License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995).

                  10.16 License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995).

                  10.17 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

                  10.18 Fourth Amendment to License Agreement dated as of May 29, 1998.

                  10.19 License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

                  10.20 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7,
                           1997).

                  22       List of Subsidiaries of Koss Corporation.

                  27       Financial Data Schedule.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 16, 1999

CONSOLIDATED STATEMENTS OF INCOME


Year Ended June 30,                                                 1999             1998             1997
-----------------------------------------------------------------------------------------------------------
Net sales                                                    $33,188,174      $40,638,747      $39,554,720
Cost of goods sold                                            20,332,280       24,843,968       25,922,621
-----------------------------------------------------------------------------------------------------------
Gross profit                                                  12,855,894       15,794,779       13,632,099
Selling, general and
  Administrative expense                                       7,225,340        7,822,338        8,594,260
-----------------------------------------------------------------------------------------------------------
Income from operations                                         5,630,554        7,972,441        5,037,839
Other income (expense)
  Royalty income                                               1,403,194        1,206,359        1,131,250
  Interest income                                                 33,373           55,234          105,777
  Interest expense                                              (67,932)        (308,405)        (306,178)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                     6,999,189        8,925,629        5,968,688
Provision for income taxes (note 6)                            2,681,000        3,448,000        2,381,000
===========================================================================================================
Net income                                                   $ 4,318,189      $ 5,477,629      $ 3,587,688
===========================================================================================================
Earnings per common share:
  Basic                                                            $1.41            $1.68            $1.09
  Diluted                                                          $1.39            $1.65            $1.07
===========================================================================================================
Dividends per common share                                          None             None             None
===========================================================================================================

See accompanying notes.

CONSOLIDATED BALANCE SHEETS


As of June 30,                                                                             1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                              $ 1,171,504                    $  14,778
  Accounts receivable, less allowances of
    $447,644 and $556,290, respectively (note 12)                                     7,407,539                    8,387,839
  Inventories                                                                        12,955,118                   19,486,058
  Prepaid expenses                                                                      513,900                      548,892
  Income taxes receivable                                                               266,329                           --
  Deferred income taxes (note 6)                                                        353,946                      555,946
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             22,668,336                   28,993,513
-----------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                                748,647                      742,289
  Machinery, equipment, furniture and fixtures                                        4,778,741                    4,587,729
  Tools, dies, molds and patterns                                                     8,575,472                    8,351,591
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     14,102,860                   13,681,609
  Less--accumulated depreciation                                                     12,233,262                   11,619,078
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      1,869,598                    2,062,531
Deferred Income Taxes (note 6)                                                          479,135                      364,135
Other Assets                                                                            704,627                      608,590
=============================================================================================================================
                                                                                    $25,721,696                  $32,028,769
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                    $ 791,785                   $1,956,877
  Accrued liabilities (note 7)                                                          891,392                    1,314,701
  Income taxes payable                                                                       --                      677,527
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         1,683,177                    3,949,105
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (note 4)                                                                      --                    2,746,000
-----------------------------------------------------------------------------------------------------------------------------
Deferred Compensation and Other Liabilities (note 11)                                 1,367,584                    1,252,504
-----------------------------------------------------------------------------------------------------------------------------
Contingently Redeemable Equity Interest (note 5)                                      1,490,000                    1,490,000
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment (note 5):
  Common stock, $.01 par value,
    authorized 8,500,000 shares;
    issued and outstanding 2,711,119
    and 3,177,269 shares, respectively                                                   27,111                       31,773
  Contingently redeemable common stock                                               (1,490,000)                  (1,490,000)
  Accumulated other comprehensive loss                                                  (71,322)                     (71,322)
  Undistributed retained earnings                                                    22,715,146                   24,120,709
-----------------------------------------------------------------------------------------------------------------------------
Total  stockholders' investment                                                      21,180,935                   22,591,160
=============================================================================================================================
                                                                                    $25,721,696                  $32,028,769
=============================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                                       1999                   1998                   1997
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                        $4,318,189             $5,477,629             $3,587,688
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                    638,897                676,673                712,215
      Deferred income taxes                                             87,000                 95,000                (74,532)
      Deferred compensation                                            115,080                115,080                115,080
      Net changes in operating assets and
        liabilities (note 8)                                         4,893,225             (4,524,632)            (4,407,722)
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in)
          operating activities                                      10,052,391              1,839,750                (67,271)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                        (421,251)              (221,560)              (782,287)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreement                         (9,443,000)           (24,385,400)           (21,029,000)
  Borrowings under line of credit agreement                          6,697,000             25,910,400             21,780,000
  Exercise of stock options                                            214,365              3,822,600                456,799
  Purchase and retirement of common stock                           (5,942,779)            (6,983,563)              (352,691)
-----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                                        (8,474,414)            (1,635,963)               855,108
-----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                    1,156,726                (17,773)                 5,550
  Cash at beginning of year                                             14,778                 32,551                 27,001
-----------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                              $ 1,171,504               $ 14,778               $ 32,551
=============================================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                                                Accumulated
                                                                                                                      Other
                                                             Common           Paid In          Retained       Comprehensive
                                                              Stock           Capital          Earnings                Loss
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                     $ 33,179       $ 2,224,628       $15,886,213         $  (107,230)
  Net income                                                     --                --         3,587,688                  --
  Foreign currency translation adjustment                        --                --                --              35,908
  Purchase and retirement of treasury stock                    (516)         (352,175)               --                  --
  Exercise of stock options                                     575           456,224                --                  --
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                       33,238         2,328,677        19,473,901             (71,322)
  Net income                                                     --                --         5,477,629                  --
  Purchase and retirement of treasury stock                  (5,478)       (6,147,264)         (830,821)                 --
  Exercise of stock options                                   4,013         3,818,587                --                  --
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                       31,773                --        24,120,709             (71,322)
  Net income                                                     --                --         4,318,189                  --
  Purchase and retirement of treasury stock                  (4,887)               --        (5,937,892)                 --
  Exercise of stock options                                     225                --           214,140                  --
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                     $ 27,111           $    --       $22,715,146           $ (71,322)
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 20% and 16% of the Company's accounts receivable at June 30, 1999 and 1998, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 2000 and 2003. These agreements contain three to five year renewal options and require minimum calendar year royalty payments.

INVENTORIES--At June 30, 1999 and 1998, approximately 98% and 83%, respectively, of the Company's inventories were valued at the lower of last-in, first-out
(LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) cost, or market. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,021,989 and $461,143 higher than reported at June 30, 1999 and 1998, respectively.

The components of inventories at June 30, is as follows:

                                                                  1999              1998
                            ------------------------ ------------------ -----------------
                            Raw materials and
                              Work in process               $4,302,921        $6,547,983
                            Finished goods                   8,652,197        12,938,075
                            ======================== ================== =================
                                                           $12,955,118       $19,486,058
                            ======================== ================== =================


PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                                Leasehold Improvements            10-15 years
                                Machinery, Equipment,
                                  Furniture and Fixtures           3-10 years
                                Tools, Dies, Molds
                                  and Patterns                      4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $243,000 in 1999, $265,000 in 1998, and $245,000 in 1997.

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

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal years ended June 30, 1999, 1998, and 1997 were 3,072,500, 3,263,842, and 3,304,194, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 39,327, 64,889, and 58,648 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 1999, 1998, and 1997, respectively.

3.  COMPREHENSIVE INCOME

Total comprehensive income totaled $4,318,189, $5,477,629, and $3,623,596 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. Total comprehensive income for the year ended June 30, 1997 is comprised of net income of $3,587,688, and other comprehensive income of $35,908. Other comprehensive income is comprised solely of foreign currency transaction adjustments which are included in the Consolidated Statement of Stockholders' Investment.

4.  LONG-TERM DEBT

The Company amended its existing credit facility in April 1999, extending the maturity date of the unsecured line of credit to November 1, 2000. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. The increase in this credit facility from $8,000,000 to $10,000,000 is the result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 1999. Utilization of this credit facility as of June 30, 1998 was $2,746,000.

5.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to
 .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

                                                                  Number of           Price per
                                                                     Shares               Share
        -------------------------------------------- ----------------------- -------------------
        Shares under option at June 30, 1996                        552,500        $1.75-$10.55
               Granted                                               52,500       $10.20-$11.22
               Exercised                                            (57,500)        $2.50-$7.50
               Cancelled                                            (11,250)        $5.32-$7.35
        -------------------------------------------- ----------------------- -------------------
        Shares under option at June 30, 1997                        536,250        $2.50-$11.22
               Granted                                               55,000       $10.83-$11.91
               Exercised                                           (401,250)       $2.50-$10.55
        -------------------------------------------- ----------------------- -------------------
        Shares under option at June 30, 1998                        190,000        $5.32-$11.91
               Granted                                              110,000       $10.00-$11.83
               Exercised                                            (22,500)       $5.32-$10.83
               Cancelled                                             (8,750)       $5.32-$10.83
        -------------------------------------------- ----------------------- -------------------
        Shares under option at June 30, 1999                        268,750        $5.32-$11.91
        ============================================ ======================= ===================
        Options exercisable at June 30, 1999                         83,125        $5.32-$11.91
        ============================================ ======================= ===================


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

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has adopted the disclosure-only provisions of SFAS 123; accordingly, no compensation cost has been recognized for options granted under the stock-based compensation plan. Had compensation cost been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below:


                                                                               1999           1998            1997
                                                                     --------------- -------------- ---------------
        Net income - as reported                                         $4,318,189     $5,477,629      $3,587,688
        Net income - pro forma                                            4,073,710      5,318,518       3,511,965
        Earnings per common share - as reported
           Basic                                                               1.41           1.68            1.09
           Diluted                                                             1.39           1.65            1.07
        Earnings per common share - pro forma
           Basic                                                               1.33           1.63            1.06
           Diluted                                                             1.31           1.60            1.04


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                               1999           1998            1997
                                                                     --------------- -------------- ---------------

        Expected stock price volatility                                      60.00%         69.17%          70.94%
        Risk free interest rate                                               5.17%          5.72%           6.84%
        Expected life of options                                         4.95 years     5.91 years         6 years


The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1999 are $8.24 and $10.03, respectively. The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1998 are $9.02 and $7.92, respectively. The weighted average exercise prices per share for options outstanding and exercisable at June 30, 1997 are $7.56 and $7.67, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 are $5.62, $6.95, and $7.02 per share, respectively.

6.  INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 1999, 1998, and 1997 consists of the following:


         Year Ended June 30,                                  1999                 1998                 1997
         ------------------------------------- -------------------- -------------------- --------------------
         Current:
           U.S. federal                                 $2,200,000           $2,839,000           $2,061,000
           State                                           394,000              514,000              394,000
         Deferred                                           87,000               95,000             (74,000)
         ===================================== ==================== ==================== ====================
                                                        $2,681,000           $3,448,000           $2,381,000
         ===================================== ==================== ==================== ====================


The 1999, 1998, and 1997 tax provision results in an effective rate different than the federal statutory rate due to the following:

         Year Ended June 30,                                  1999                 1998                 1997
         ------------------------------------- -------------------- -------------------- --------------------
         Federal income tax at
           Statutory rate                               $2,380,000           $3,035,000           $2,029,000
         State income taxes, net of
           Federal tax benefit                             260,000              339,000              260,000
         Other                                              41,000               74,000               92,000
         ------------------------------------- -------------------- -------------------- --------------------
         Total provision for
           Income taxes                                 $2,681,000           $3,448,000           $2,381,000
         ===================================== ==================== ==================== ====================


Income before taxes for United States operations was $6,999,189 in 1999, $8,925,629 in 1998, and $6,803,219 in 1997. Losses before taxes for foreign operations were $0, $0, and $834,531 for the respective years.

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:

                                                                               1999                      1998
         ------------------------------------------------ -------------------------- -------------------------
         Deferred Tax Assets
           Deferred compensation                                           $359,000                  $307,000
           Accrued expenses and reserves                                    406,000                   579,000
           Package design and trademarks                                    179,000                   150,000
           Other                                                              9,000                     9,000
         ------------------------------------------------ -------------------------- -------------------------
                                                                            953,000                 1,045,000

         Deferred Tax Liabilities
           Royalties receivable/deferred                                    (62,000)                  (32,000)
           Equipment and leasehold improvements                             (58,000)                  (93,000)
         Net deferred tax asset                                            $833,000                  $920,000
         ================================================ ========================== =========================

The net deferred tax asset at June 30, 1999 is comprised of a current asset of $353,946 and a long term asset of $479,135. The net deferred tax asset at June 30, 1998 is comprised of a current asset of $555,946 and a long term asset of $364,135.

7.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                               1999                      1998
         ------------------------------------------------ -------------------------- -------------------------
         Salaries and wages                                                $380,591                  $608,288
         Cooperative advertising
           and promotion allowances                                         205,776                   282,761
         Payroll taxes and
           employee benefits                                                173,670                   161,075
         Other                                                              131,355                   262,577
                                                                           $891,392                $1,314,701
         ================================================ ========================== =========================

8.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

                                                    1999                       1998                      1997
         ------------------------------ ----------------- -------------------------- -------------------------
         Accounts receivable                 $   980,300                $(1,395,326)              $ 1,972,700
         Inventories                           6,530,940                 (4,938,405)               (5,734,529)
         Prepaid expenses                         34,992                     55,105                  (221,860)
         Net income taxes                       (943,856)                   743,020                  (427,348)
         Other assets                           (120,750)                   (50,599)                  (92,422)
         Accounts payable                     (1,165,092)                 1,215,231                  (586,269)
         Deferred revenue                             --                   (473,482)                  473,482
         Accrued liabilities                    (423,309)                   319,824                   208,524
         -----------------------------  ----------------- -------------------------- -------------------------
         Net change                          $ 4,893,225                $(4,524,632)              $(4,407,722)
         ============================== ================= ========================== =========================


                                                            1999                 1998                1997
                                                            ----                 ----                ----
Net cash paid during the year for:
         Interest                                        $93,135             $241,687            $297,398
         Income taxes                                 $3,563,054           $1,771,313          $2,849,333


9.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $200,000 in 1999, $216,000 in 1998, and $200,000 in 1997.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Company's Board of Directors. For calendar years 1999, 1998, and 1997, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 1999, 1998, and 1997 were $182,155, $170,600, and $144,000, respectively.


10.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories. The table below summarizes certain information regarding the Company's United States and Canadian operations for the years ended June 30, 1999, 1998, and 1997.


000's Omitted                                 United
                                              States           Canada     Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------
1999:
----------------------------------------------------------------------------------------------------------
Net sales                                   $ 33,188            $  --          $    --           $ 33,188
Intercompany transfers                            --               --               --                ---
----------------------------------------------------------------------------------------------------------
Total                                       $ 33,188            $  --          $    --           $ 33,188
----------------------------------------------------------------------------------------------------------
Income from operations                      $  5,631            $  --          $    --           $  5,631
----------------------------------------------------------------------------------------------------------
Assets                                      $ 25,722            $  --          $    --           $ 25,722
----------------------------------------------------------------------------------------------------------
1998:
----------------------------------------------------------------------------------------------------------
Net sales                                   $ 40,638            $  --          $    --           $ 40,638
Intercompany transfers                           300               --          $  (300)                --
----------------------------------------------------------------------------------------------------------
Total                                       $ 40,938            $  --          $  (300)          $ 40,638
----------------------------------------------------------------------------------------------------------
Income from operations                      $  7,964            $  --          $     8           $  7,972
----------------------------------------------------------------------------------------------------------
Assets                                      $ 32,029            $  --          $    --           $ 32,029
==========================================================================================================
1997:
----------------------------------------------------------------------------------------------------------
Net sales                                   $ 39,128            $ 427          $    --           $ 39,555
Intercompany transfers                         1,111               --           (1,111)                --
----------------------------------------------------------------------------------------------------------
Total                                       $ 40,239            $ 427          $(1,111)          $ 39,555
----------------------------------------------------------------------------------------------------------
Income from operations                      $  5,840            $(742)         $   (60)          $  5,038
==========================================================================================================
Assets                                      $ 26,333            $  --          $    --           $ 26,333
==========================================================================================================

The Company's export sales to customers in foreign countries amounted to $2,845,529 during 1999, $5,245,982 during 1998, and $4,955,824 during 1997.

Sales to one customer, Tandy Corporation, were approximately 17% of total sales for the year ended June 30, 1999, and 19% and 17% for the years ended June 30, 1998, and 1997, respectively.


11.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. Rent expense, which includes this lease, approximated $388,000 in 1999, $394,000 in 1998, and $432,000 in 1997.

In 1980, the Company entered into an agreement with John C. Koss that if he dies prior to attaining 70 years of age, the Company will pay to his spouse or other designated beneficiary the sum of $50,000 every six months until the total benefits paid equal $700,000. The agreement is null and void if he reaches age 70.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At June 30, 1999 and 1998, respectively, the related liabilities in the amounts of $881,460 and $766,380 have been included in deferred compensation and other liabilities in the accompanying consolidated balance sheets.


12.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 1999, 1998, and 1997 are summarized as follows:

     Year        Balance at Beginning          Charges Against                                 Balance at End of
     ----        --------------------          ---------------                                 -----------------
    Ending             of Period                    Income                Deductions*               Period
    ------             ---------                    ------                -----------               ------
     1999               $556,290                   $254,000                 $362,646               $447,644
     1998               $928,605                   $310,000                 $682,315               $556,290
     1997               $685,107                   $434,000                 $190,502               $928,605


  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses in the accompanying statements of income were $331,890 in 1999, $397,033 in 1998, and $428,428 in 1997. Such costs are expensed as incurred.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                                       Dated:  9/16/99
   ------------------------------                                     -------
   Michael J. Koss,
   Vice Chairman
   President
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                        Dated: 9/16/99
   ------------------------------                                     -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John C. Koss                             /s/ Michael J. Koss
----------------                             -------------------
John C. Koss, Director                       Michael J. Koss, Director
Dated: 9/16/99                               Dated: 9/16/99
      --------                                     --------

/s/ Martin F. Stein                          /s/ Victor L. Hunter
-------------------                          --------------------
Martin F. Stein, Director                    Victor L. Hunter, Director
Dated: 9/16/99                               Dated: 9/16/99
      --------                                     --------

/s/ John J. Stollenwerk
-----------------------                      ----------------
John J. Stollenwerk, Director                Lawrence S. Mattson, Director
Dated: 9/16/99                               Dated:
      --------                                      ------
/s/ Thomas L. Doerr
-------------------
Thomas L. Doerr, Director
Dated: 9/16/99
      --------






The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND                                 DIRECTORS
SENIOR MANAGEMENT


John C. Koss                                 John C. Koss
Chairman of the Board                        Chairman of the Board
                                             Koss Corporation
Michael J. Koss
Vice Chairman                                Thomas L. Doerr
President                                    President
Chief Executive Officer                      Doerr Corporation
Chief Operating Officer
Chief Financial Officer                      Victor L. Hunter
                                             President
John C. Koss, Jr.                            Hunter Business Group, LLC
Vice President-Sales
                                             Michael J. Koss
Sujata Sachdeva                              Vice Chairman, President,
Vice President-Finance                       C.E.O., C.O.O., C.F.O.
                                             Koss Corporation
Jill McCurdy
Vice President-Product Development           Lawrence S. Mattson
                                             Retired President
Lenore Lillie                                Oster Company
Vice President-Operations
                                             Martin F. Stein
Richard W. Silverthorn                       Chairman
Secretary                                    Eyecare One Inc.
General Counsel
                                             John J. Stollenwerk
Declan Hanley                                President
Vice President-International Sales           Allen-Edmonds Shoe Corporation


ANNUAL MEETING

October 21, 1999
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


Designation                                                                          Incorporation
of Exhibit         Exhibit Title                                                     by Reference
----------         -------------                                                     ------------
 3.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996..............................             (1)

 3.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996........................................             (2)

 4.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996..............................             (1)

 4.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996........................................             (2)

10.1               Officer Loan Policy.......................................             (3)

10.3               Supplemental Medical Care Reimbursement Plan..............             (4)

10.4               Death Benefit Agreement with John C. Koss.................             (5)

10.5               Stock Purchase Agreement with John C. Koss................             (6)

10.6               Salary Continuation Resolution for John C. Koss...........             (7)

10.7               1983 Incentive Stock Option Plan..........................             (8)

10.8               Assignment of Lease to John C. Koss.......................             (9)

10.9               Addendum to Lease.........................................             (10)

10.10              1990 Flexible Incentive Plan..............................             (11)

10.12              Loan Agreement, effective as of February 17, 1995.........             (12)

10.13              Amendment to Loan Agreement dated June 15, 1995,
                   effective as of February 17, 1995.........................             (13)

10.14              Amendment to Loan Agreement dated April 29, 1999..........        filed herewith

10.15              License Agreement dated November 15, 1991 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for North America, Central
                   America and South America (including Amendment
                   to License Agreement dated November 15, 1991;
                   Renewal Letter dated November 18, 1994; and Second
                   Amendment to License Agreement dated September 29,
                   1995).....................................................             (14)



10.16              License Agreement dated September 29, 1995 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for Europe (including First
                   Amendment to License Agreement dated December 26,
                   1995) ........................................................         (15)

10.17              Third Amendment and Assignment of License Agreement to Jiangsu
                   Electronics Industries Limited dated as of March 31, 1997.....
                                                                                          (16)

10.18              Fourth Amendment to License Agreement dated as of May 29, 1998
                   filed herewith................................................         (17)

10.19              License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License
                   Agreement dated June 30, 1998)................................         (18)

10.20              Consent of Directors (Supplemental Executive Retirement Plan
                   for Michael J. Koss dated March 7, 1997)......................         (19)

22                 List of Subsidiaries of Koss Corporation .....................         (20)

27                 Financial Data Schedule.......................................      filed herewith


(1) Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


(2) Incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


(3) Incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4) Incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5) Incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6) Incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7) Incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8) Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9) Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)



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


(14)               Incorporated by reference from Exhibit 10.14 to the Company's
                   Annual Report on Form 10-K for the year ended June 30, 1996
                   (Commission File No. 0-3295)


(15)               Incorporated by reference from Exhibit 10.15 to the Company's
                   Annual Report on Form 10-K for the year ended June 30, 1996
                   (Commission File No. 0-3295)

(16)               Incorporated by reference from Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1997 (Commission File No. 0-3295)

(17)               Incorporated by reference from Exhibit 10.17 to the Company's
                   Annual Report on Form 10-K for the year ended June 30, 1998
                   (Commission File No. 0-3295)

(18)               Incorporated by reference from Exhibit 10.18 to the Company's
                   Annual Report on Form 10-K for the year ended June 30, 1998
                   (Commission File No. 0-3295)

(19)               Incorporated by reference from Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1997 (Commission File No. 0-3295)

(20)               Incorporated by reference from Exhibit 22 to the Company's
                   Annual Report on Form 10-K for the year ended June 30, 1988
                   (Commission File No. 0-3295)

Dear Stockholder:

We are pleased to report sales and earnings for the fiscal year 1999.

Sales for the fiscal year were $33,188,174 compared with $40,638,747 for the previous fiscal year. Net income for the 12 months was $4,318,189 compared with $5,477,629. Basic earnings per share for the 12 months ending June 30, 1999 were $1.41 compared with $1.68 for the same period one year ago.

Despite the reduction in sales, 1999 remains the second largest net income year in the history of the Company.

The decline in sales in 1999 was attributed primarily to the Company's decision in 1998 to move out of the computer speaker business and into a licensing arrangement for the computer speaker products. Initially, it was believed by some who follow the Company's business performance, that this decision would drive the earnings per share number to $1.10 or $1.20. Improvements, however, in stereo headphone margins and effective operations accounted for an earnings per share number of $1.41 despite the overall revenue shortfall.

Unfortunately the order pattern of a few large accounts seems to have shifted some sales in fiscal year 1999 into the upcoming fiscal year of 2000, resulting in a revenue mix shortfall in our base business that was lower than had been expected. Unit sales, however, actually increased by 12%.

In addition to the improvements made in operations, the Company saw a reduction in its product return levels as well as a reduction in its returns inventory. Product return levels dropped to $1.4 million, the lowest level in three years, while the returns inventory was reduced to $102k, down from $723k in 1998.

Our initiative to increase finished goods readiness for better customer service swelled inventory in fiscal year 1998. In 1999 we saw a reduction in inventory of nearly $6 million. Only 29% of this reduction can be attributed to the transfer of speaker inventory to the licensee in Canada.

1999 witnessed a strengthening of the licensing arrangement with Orient Power for electronics goods and Logitech in Canada for speakers. Royalty income reached $1,403,194 for the year, a 14% increase. In the years ahead, the Company anticipates further negotiations with both licensees to expand these agreements to include additional product lines as well as new geographic markets.

The Company remains committed to its core stereophone business and in the year ahead plans to expand its brand into non retail markets such as telephony, aviation and audio demonstration market. Reflecting its strong cash position, as well as the current market valuation of the Company's shares, Koss Corporation plans to continue repurchasing shares of its own stock from the market. In April the Board of Directors approved an additional $5 million to continue this program.

We would like to take this opportunity to thank our customers, suppliers and stockholders as well as the entire Koss team for their efforts during the past year. We look forward to your continued support and dedication in the year ahead.

Sincerely,

John C. Koss               Michael J. Koss
Chairman                   President and CEO

Stockholders' Information

Koss Corporation's 1999 Annual Report is presented in a simple, readable and functional style. This Annual Report contains condensed financial statements only. The detailed financial statements including footnotes are included in the Form 10-K which has been provided to all stockholders along with the 1999 Annual Report. The Company believes this manner of presentation provides a concise summary for those who want to be kept informed while at the same time allowing those who feel it necessary the opportunity to investigate further.

Koss Corporation common stock is traded on the Over the Counter market and quotations are available through the National Market System. The trading symbol is KOSS.

For additional Annual Reports, Form 10-K's or Proxy materials write to:

Investment Relations
Koss Corporation
4129 N.Port Washington Ave.
Milwaukee, WI 53212


Report of Independent Accountants

To the Board of Directors and Stockholders of Koss Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Koss Corporation and its subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, of stockholders' investment and of cash flows for each of the three years in the period ended June 30, 1999 (not presented herein); and in our report dated July 16, 1999, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 16, 1999



 CONSOLIDATED STATEMENTS OF INCOME                                                   KOSS CORPORATION
----------------------------------------------------------------------------------------------------------------------

 Year Ended June 30,                                                       1999              1998             1997
----------------------------------------------------------------------------------------------------------------------
 Net sales                                                              $33,188,174       $40,638,747      $39,554,720
 Cost of goods sold                                                      20,332,280        24,843,968       25,922,621
----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                            12,855,894        15,794,779       13,632,099
 Selling, general and
  administrative expense                                                  7,225,340         7,822,338        8,594,260
----------------------------------------------------------------------------------------------------------------------
 Income from operations                                                   5,630,554         7,972,441        5,037,839
 Other income (expense)
  Royalty income                                                          1,403,194         1,206,359        1,131,250
  Interest income                                                            33,373            55,234          105,777
  Interest expense                                                          (67,932)         (308,405)        (306,178)
----------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                               6,999,189         8,925,629        5,968,688
 Provision for income taxes                                               2,681,000         3,448,000        2,381,000
======================================================================================================================
 Net income                                                             $ 4,318,189       $ 5,477,629      $ 3,587,688
======================================================================================================================
 Earnings per common share:
  Basic                                                                       $1.41             $1.68            $1.09
  Diluted                                                                     $1.39             $1.65            $1.07
======================================================================================================================
 Divendends per common share                                                   None             None             None
======================================================================================================================




CONSOLIDATED BALANCE SHEETS                                                              KOSS CORPORATION
----------------------------------------------------------------------------------------------------------------------------

As of June 30,                                                                           1999                       1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash:                                                                           $ 1,171,504                  $  14,778
     Accounts receivable, less allowances of
          $447,644 and $556,290, respectively                                          7,407,539                  8,387,839
     Inventories                                                                      12,955,118                 19,486,058
     Prepaid expenses                                                                    513,900                    548,892
     Income taxes receivable                                                             266,329                         --
     Deferred income taxes                                                               353,946                    555,946
----------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                      22,668,336                 28,993,513
----------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold improvements, at cost:
     Leasehold improvements                                                              748,647                    742,289
     Machinery, equipment, furniture and fixtures                                      4,778,741                  4,587,729
     Tools, dies, molds and patterns                                                   8,575,472                  8,351,591
----------------------------------------------------------------------------------------------------------------------------
                                                                                      14,102,860                 13,681,609
     Less--accumulated depreciation                                                   12,233,262                 11,619,078
----------------------------------------------------------------------------------------------------------------------------
                                                                                       1,869,598                  2,062,531
Deferred Income Taxes                                                                    479,135                    364,135
Other Assets                                                                             704,627                    608,590
============================================================================================================================
                                                                                     $25,721,696                $32,028,769
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable                                                                   $ 791,785                 $1,956,877
    Accrued liabilities                                                                  891,392                  1,314,701
    Income taxes payable                                                                      --                    677,527
----------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                    1,683,177                  3,949,105
----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                --                  2,746,000
Deferred Compensation and Other Liabilities                                            1,367,584                  1,252,504
Contingently Redeemable Equity Interest                                                1,490,000                  1,490,000
----------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment:
    Common stock, $.01 par value,
          authorized 8,500,000 shares;
          issued and outstanding 2,711,119
          and 3,177,269 shares, respectively                                              27,111                     31,773
    Contingently redeemable common stock                                             (1,490,000)                (1,490,000)
    Accumulated other comprehensive loss                                                (71,322)                   (71,322)
    Retained earnings                                                                 22,715,146                 24,120,709
----------------------------------------------------------------------------------------------------------------------------
           Total stockholders' investment                                             21,180,935                 22,591,160
============================================================================================================================
                                                                                     $25,721,696                $32,028,769
============================================================================================================================


MANAGEMENT INFORMATION                             KOSS CORPORATION
--------------------------------------------------------------------------------
OFFICERS AND                                       DIRECTORS
SENIOR MANAGEMENT


John C. Koss                                       John C. Koss
Chairman of the Board                              Chairman of the Board
                                                   Koss Corporation
Michael J. Koss
Vice Chairman
President                                          Thomas L. Doerr
Chief Executive Officer                            President
Chief Operating Officer                            Doerr Corporation
Chief Financial Officer
                                                   Victor L. Hunter
John C. Koss, Jr.                                  President
Vice President-Sales                               Hunter Business Direct

Sujata Sachdeva                                    Michael J. Koss
Vice President- Finance                            Vice Chairman, President, C.E.O.,
                                                   C.O.O., C.F.O.
                                                   Koss Corporation
Jill McCurdy
Vice Product Development                           Lawrence S. Mattson
                                                   Retired President
Lenore Lillie                                      Oster Company
Vice President- Operations
                                                   Martin F. Stein
Richard W. Silverthorn                             Chairman
Secretary                                          Eyecare One Inc.
General Counsel
                                                   John J. Stollenwerk
Declan Hanley                                      President
Vice President-International Sales                 Allen-Edmonds Shoe Corporation



                                                   ANNUAL MEETING

                                                   October 21, 1999
INDEPENDENT ACCOUNTANTS                            Performance Center
                                                   Koss Corporation
PricewaterhouseCoopers LLP                         4129 N. Port Washington Avenue
Milwaukee, Wisconsin                               Milwaukee, WI  53212

                                                   TRANSFER AGENT
LEGAL COUNSEL
                                                   Questions regarding change of address,
Whyte Hirschboeck Dudek S.C.                       stock transfer, lost certificate, or
                                                   information on a particular account
                                                   should be directed in writing to:

                                                   Firstar Trust Company
                                                   Box 2077
                                                   Milwaukee, WI  53201
                                                   Attn: Mr. Nikhat Quryski