Form 10-Q
period 1999-09-30
KOSS CORP
filed 1999-11-12
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              for the quarterly period ended September 30, 1999
                                   OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES   X      NO
                                      ------    ------

At September 30, 1999, there were 2,670,369 shares outstanding of the Registrant's common stock, $0.01 par value per share.

                                    1 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 1999


                                      INDEX



                                                                           Page
PART I   FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    September 30, 1999 (Unaudited) and June 30, 1999        3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months ended September 30, 1999 and 1998          4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Three months ended September 30, 1999 and 1998          5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) September 30, 1999               6-7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-10


PART II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security-Holders     11

         Item 6     Exhibits and Reports on Form 8-K                        11


                                     2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30, 1999     June 30, 1999
                                                            (Unaudited)              (*)
                                                      -----------------------------------------
ASSETS
     Current Assets:
          Cash                                              $2,081,607           $1,171,504
          Accounts receivable                                8,031,863            7,407,539
          Inventories                                       12,163,224           12,955,118
          Income taxes receivable                              295,402              266,329
          Other current assets                                 937,913              867,846
-------------------------------------------------------------------------------------------
               Total current assets                         23,510,009           22,668,336

     Property and Equipment, net                             1,774,518            1,869,598
     Intangible and Other Assets                             1,179,114            1,183,762
-------------------------------------------------------------------------------------------
                                                           $26,463,641          $25,721,696
===========================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                 $   786,825          $   791,785
          Accrued liabilities                                1,158,991              891,392
-------------------------------------------------------------------------------------------
               Total current liabilities                     1,945,816            1,683,177

     Deferred Compensation and Other Liabilities             1,396,354            1,367,584
     Contingently Redeemable Equity Interest                 1,490,000            1,490,000
     Stockholders' Investment                               21,631,471           21,180,935
-------------------------------------------------------------------------------------------
                                                           $26,463,641          $25,721,696
===========================================================================================

* The balance sheet at June 30, 1999 has been prepared from the audited financial statements at that date.

See accompanying notes.



                                    3 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



Three Months Ended September 30                1999                 1998
----------------------------------------------------------------------------

Net sales                                  $ 8,393,253           $ 9,031,043
Cost of goods sold                           4,913,277             5,058,104
----------------------------------------------------------------------------
Gross profit                                 3,479,976             3,972,939
Selling, general and
   administrative expense                    1,830,587             2,056,767
----------------------------------------------------------------------------
Income from operations                       1,649,389             1,916,172
Other income (expense)
   Royalty income                              274,632               253,314
   Interest income                              16,799                 3,938
   Interest expense                                 --               (50,950)
----------------------------------------------------------------------------
Income before income tax provision           1,940,820             2,122,474
Provision for income taxes                     757,203               831,013
============================================================================
   Net income                              $ 1,183,617           $ 1,291,461
============================================================================
Earnings per common share:
   Basic                                         $0.44                 $0.41
   Diluted                                       $0.43                 $0.40
============================================================================
Dividends per common share                        None                  None
============================================================================


See accompanying notes.



                                     4 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Three Months Ended September 30                            1999              1998
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                        $ 1,183,617        $ 1,291,461
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
         Depreciation and amortization                     207,511            173,638
         Deferred compensation                              28,770             28,770
         Net changes in operating assets and
           liabilities                                     340,450             29,227
---------------------------------------------------------------------------------------
     Net cash provided by operating
         activities                                      1,760,348          1,523,096
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
         and leasehold improvements                       (117,163)          (139,826)
---------------------------------------------------------------------------------------
         Net cash used in
          investing activities                            (117,163)          (139,826)
---------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreements                    --         (7,610,000)
  Borrowings under line of credit agreements                    --          6,231,000
  Purchase and retirement of common stock                 (806,563)                --
  Exercise of stock options                                 73,481                 --
---------------------------------------------------------------------------------------
    Net cash used in
      financing activities                                (733,082)        (1,379,000)
---------------------------------------------------------------------------------------
Net increase in cash                                       910,103              4,270
Cash at beginning of year                                1,171,504             14,778
=======================================================================================
Cash at end of period                                  $ 2,081,607          $  19,048
=======================================================================================


See accompanying notes.


                                     5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The income from operations for the quarter ended September 30, 1999 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1999, Annual Report on Form 10-K.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 1999 and 1998 were 2,686,791 and 3,177,269, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 58,526 and 38,769 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended September 30, 1999 and 1998, respectively.




                                     6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:

                                       September 30, 1999    June 30, 1999
               -------------------------------------------------------------
               Raw materials and
                 work in process              $4,421,925          $4,642,396
               Finished goods                  8,802,568           9,334,805
               -------------------------------------------------------------
                                              13,224,493          13,977,201
               LIFO Reserve                   (1,061,269)         (1,022,083)
               -------------------------------------------------------------
                                             $12,163,224         $12,955,118
               =============================================================

4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 1999 and June 30, 1999, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At September 30, 1999 and June 30, 1999, respectively, the related liabilities in the amounts of $910,230 and $881,460 have been included in deferred compensation on the accompanying balance sheets.


                                     7 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - September 30, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the three months ended September 30, 1999 amounted to $1,760,348. Working capital was $21,564,193 at September 30, 1999, an increase of $579,034 from the balance at June 30, 1999. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $117,163 for the quarter. Budgeted capital expenditures for fiscal year 2000 are $832,100. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment increased to $21,631,471 at September 30, 1999, from $21,180,935 at June 30, 1999. The increase reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the quarter.

The Company amended its existing credit facility in April 1999, extending the maturity date of the unsecured line of credit to November 1, 2000. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. This credit facility was increased from $8,000,000 to $10,000,000 as a result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at September 30, 1999.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors further increased the


                                     8 of 12
stock repurchase program by $5,000,000 to a maximum of $20,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended September 30, 1999, the Company purchased 68,250 shares of its common stock at an average gross price of $13.62 per share (and an average net price of $12.35 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through September 30, 1999, the Company has purchased and retired a total of 1,448,248 shares for a total gross purchase price of $15,974,888 (representing an average gross purchase price of $11.03 per share) and a total net purchase price of $13,181,116 (representing an average net purchase price of $9.10 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 1999, the ESOP did not purchase any shares of the Company's stock.

Results of Operations

Net sales for the quarter ended September 30, 1999 were $8,393,253 compared with $9,031,043 for the same period in 1998, a decrease of $637,790.

Gross profit as a percent of net sales was 41% for the quarter ended September 30, 1999 compared with 44% in the prior year. This decrease is primarily due to a change in product mix.

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $1,830,587 or 22% of net sales, as against $2,056,767 or 23% of net sales for the same period in 1998.

For the quarter ended September 30, 1999, income from operations was $1,649,389 versus $1,916,172 for the same period in 1998, a decrease of $266,783.

Interest expense amounted to $0 for the quarter as compared to $50,950 for the same period in the prior year. This decrease is a result of no borrowing activity for the quarter as compared to the same period last year.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers North America,


                                     9 of 12

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

The Company has completed the assessment phase of both its information technology and non-information technology systems associated with the Year 2000. The assessment indicated that several of the Company's systems would be vulnerable to Year 2000 issues. The Company is in the process of remedying the systems identified as vulnerable during the assessment phase. The Company does not, however, anticipate any material adverse effects with respect to its ability to deliver product to customers.

The Company has been working with its significant suppliers and financial institutions to ascertain their Year 2000 readiness and whether or not those parties have appropriate plans to remedy Year 2000 issues with their systems that may impact the Company's operations. The Company has communicated in writing, a Year 2000 compliance letter and survey, to all of its customers with annual sales greater than $10,000 as well as to the Company's significant suppliers and vendors.

The Company's Year 2000 initiative is expected to be completed prior to December 31, 1999. The Company has not identified a need to develop an extensive contingency plan for non-remedied Year 2000 issues. In the event of any adverse conditions caused by unforeseen Year 2000 issues, the Company will devote the necessary resources to resolve any significant Year 2000 issues in a timely manner. Based on responses received to date, the Company is not anticipating any significant problems with its customers, suppliers, or vendors as a result of the Year 2000.

The Company's assessments to date indicate the cost of the Year 2000 initiative is estimated to be $80,000.

The statements set forth above with respect to Year 2000 issues are forward-looking statements and are based on the Company's best estimates. Factors that may cause the actual results to differ include the availability and retention of skilled professionals and the ability to identify and respond to all Year 2000 issues.


                                    10 of 12

PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security-Holders

         (a) On October 21, 1999 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

         (c) There were 2,682,669 shares of common stock eligible to vote at the Annual Meeting, of which 2,450,924 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:


                                                Number of Votes      Broker
                                                ---------------     ---------
                                              For        Withheld   Non-Votes
                                              ---        --------   ---------
Nominees for 1-year terms ending in 2000:
John C. Koss                                2,420,167     30,757       0
Thomas L. Doerr                             2,420,491     30,433       0
Victor L. Hunter                            2,420,304     30,620       0
Michael J. Koss                             2,420,357     30,567       0
Lawrence S. Mattson                         2,420,289     30,635       0
Martin F. Stein                             2,421,657     29,267       0
John J. Stollenwerk                         2,421,486     29,438       0


                                               Number of Votes             Broker
                                               ---------------             ------
                                            For      Against    Abstain  Non-Votes
                                            ---      -------    -------  ---------
Appointment of
PricewaterhouseCoopers LLP
as independent auditors
for the year ended
June 30, 2000                             2,424,394    2,233     24,297      0


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


                                    KOSS CORPORATION



                  Dated:            /s/ Michael J. Koss
                        ------      -------------------
                                    Michael J. Koss
                                    Vice Chairman, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer

                  Dated:            /s/ Sue Sachdeva
                        ------      ----------------
                                    Sue Sachdeva
                                    Vice President--Finance







                                    12 of 12

                                   Signatures

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                    KOSS CORPORATION



                  Dated:
                         ------     ------------------------
                                    Michael J. Koss
                                    Vice Chairman, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer



                  Dated:
                         ------     ------------------------
                                    Sue Sachdeva
                                    Vice President--Finance



                                    12 of 12