Form 10-Q
period 1999-12-31
KOSS CORP
filed 2000-02-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended December 31, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              YES     X     NO
                                   -------     -------

At December 31, 1999, there were 2,570,369 shares outstanding of the Registrant's common stock, $0.01 par value per share.




                                     1 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 1999


                                      INDEX



                                                                        Page
PART I   FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    December 31, 1999 (Unaudited) and June 30, 1999        3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months and six months ended
                    December 31, 1999 and 1998                             4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Six months ended December 31, 1999 and 1998            5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) December 31, 1999               6-7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8-10


PART II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security-Holders    10-11

         Item 6     Exhibits and Reports on Form 8-K                       11







                                     2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                           December 31, 1999         June 30, 1999
                                                                              (Unaudited)                (*)
                                                                        ---------------------------------------------
ASSETS
     Current Assets:
          Cash                                                                       $ 1,198,601         $ 1,171,504
          Accounts receivable                                                          8,522,085           7,407,539
          Inventories                                                                 11,773,077          12,955,118
          Income taxes receivable                                                        566,265             266,329
          Other current assets                                                           920,060             867,846
---------------------------------------------------------------------------------------------------------------------
               Total current assets                                                   22,980,088          22,668,336

     Property and Equipment, net                                                       1,681,178           1,869,598
     Intangible and Other Assets                                                       1,161,776           1,183,762
---------------------------------------------------------------------------------------------------------------------
                                                                                     $25,823,042         $25,721,696
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                           $   742,784         $   791,785
          Accrued liabilities                                                          1,081,829             891,392
---------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                               1,824,613           1,683,177

     Deferred Compensation and Other Liabilities                                       1,425,124           1,367,584
     Contingently Redeemable Equity Interest                                           1,490,000           1,490,000
     Stockholders' Investment                                                         21,083,305          21,180,935
=====================================================================================================================
                                                                                     $25,823,042         $25,721,696
=====================================================================================================================

* The balance sheet at June 30, 1999 has been prepared from the audited financial statements at that date.

See accompanying notes.





                                     3 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months                         Six Months
Period Ended December 31                               1999             1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 8,582,606      $ 8,386,879        $16,975,859        $17,417,922
Cost of goods sold                                    5,286,557        5,052,274         10,199,834         10,110,378
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                          3,296,049        3,334,605          6,776,025          7,307,544
Selling, general and
   administrative expense                             1,927,023        2,049,987          3,757,610          4,106,754
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                1,369,026        1,284,618          3,018,415          3,200,790
Other income (expense)
   Royalty income                                       456,747          456,404            731,379            709,718
   Interest income                                       18,573            1,418             35,372              5,356
   Interest expense                                           0           (5,667)                 0            (56,617)
-----------------------------------------------------------------------------------------------------------------------
Income before income tax provision                    1,844,346        1,736,773          3,785,166          3,859,247
Provision for income taxes                              705,137          703,158          1,462,340          1,534,171
=======================================================================================================================
   Net income                                       $ 1,139,209      $ 1,033,615        $ 2,322,826        $ 2,325,076
=======================================================================================================================
Earnings per common share:
   Basic                                                  $0.43            $0.33              $0.87              $0.73
   Diluted                                                $0.42            $0.32              $0.85              $0.72
=======================================================================================================================
Dividends per common share                                 None             None               None               None
=======================================================================================================================


See accompanying notes.



                                     4 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Six Months Ended December 31                                          1999              1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                      $ 2,322,826       $ 2,325,076
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                             426,740           391,305
               Deferred compensation                                      57,540            57,540
               Net changes in operating assets and
                    liabilities                                         (132,950)          174,271
---------------------------------------------------------------------------------------------------
     Net cash provided by operating
           activities                                                  2,674,156         2,948,192
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                    (226,603)         (238,318)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                               --        (9,443,000)
     Borrowings under line of credit agreements                               --         6,697,000
     Purchase and retirement of common stock                          (2,648,580)               --
     Exercise of stock options                                           228,124            43,875
---------------------------------------------------------------------------------------------------
          Net cash used in financing
               activities                                             (2,420,456)       (2,702,125)
---------------------------------------------------------------------------------------------------
Net increase in cash                                                      27,097             7,749
Cash at beginning of period                                            1,171,504            14,778
===================================================================================================
Cash at end of period                                                $ 1,198,601       $    22,527
===================================================================================================


See accompanying notes.




                                     5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                December 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made. The income from operations for the quarter ended December 31, 1999 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 1999 and 1998 were 2,636,092 and 3,179,457, respectively. For the six months ended December 31, 1999 and 1998, weighted average number of common shares outstanding were 2,661,442 and 3,178,355, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 57,639 and 34,525 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 1999 and 1998, respectively. Common stock equivalents of 58,375 and 36,546 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 1999 and 1998, respectively.




                                     6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:


                                                      December 31, 1999      June 30, 1999
                    -----------------------------------------------------------------------
                    Raw materials and
                      work in process                        $4,425,013         $4,642,396
                    Finished goods                            8,409,333          9,334,805
                    -----------------------------------------------------------------------
                                                             12,834,346         13,977,201
                    LIFO Reserve                             (1,061,269)        (1,022,083)
                    =======================================================================
                                                            $11,773,077        $12,955,118
                    =======================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 1999 and June 30, 1999, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At December 31, 1999 and June 30, 1999, respectively, the related liabilities in the amounts of $939,000 and $881,460 have been included in deferred compensation and other liabilities on the accompanying balance sheets.




                                     7 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the six months ended December 31, 1999 amounted to $2,674,156. Working capital was $21,155,475 at December 31, 1999, an increase of $170,316 from the balance at June 30, 1999. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $226,603 for the six months. Budgeted capital expenditures for fiscal year 2000 are $832,100. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment decreased to $21,083,305 at December 31, 1999, from $21,180,935 at June 30, 1999. The decrease reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the six months.

The Company amended its existing credit facility in April 1999, extending the maturity date of the unsecured line of credit to November 1, 2000. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. This credit facility was increased from $8,000,000 to $10,000,000 as a result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at December 31, 1999.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved a $1,000,000 increase in the stock repurchase program, increasing the total amount from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors approved a $2,000,000 increase in the stock repurchase program, increasing the total amount from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, increasing the program from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors increased the stock repurchase program by $5,000,000 from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a




                                     8 of 12
maximum of $20,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended December 31, 1999, the Company purchased 116,250 shares of its common stock at an average gross price of $14.78 per share (and an average net price of $13.95 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through December 31, 1999, the Company has purchased and retired a total of 1,564,498 shares for a total gross purchase price of $17,699,876 (representing an average gross purchase price of $11.31 per share) and a total net purchase price of $14,560,154 (representing an average net purchase price of $9.31 per share). The difference between the total gross purchase price and the total net purchase price reflects the lower cost to the Company from purchasing stock from certain employees who have exercised stock options pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended December 31, 1999, the ESOP did not purchase any shares of the Company's stock.

Results of Operations

Net sales for the second quarter ended December 31, 1999 rose 2% to $8,582,606 from $8,386,879 for the same period in 1998. Net sales for the six months ended December 31, 1999 were $16,975,859 down 3% compared with $17,417,922 during the same six months one year ago.

Gross profit as a percent of net sales was 38% for the quarter ended December 31, 1999 compared with 40% for the same period in the prior year. For the six month period ended December 31, 1999, the gross profit percentage was 40% compared with 42% for the same period in 1998. Shifts in product mix resulted in the decrease in gross profit for the six month period as compared to last year.

Selling, general and administrative expenses for the quarter ended December 31, 1999 were $1,927,023 or 22% of net sales, as against $2,049,987 or 24% of net sales for the same period in 1998. For the six month period ended December 31, 1999, such expenses were $3,757,610 or 22% of net sales, as against $4,106,754 or 24% of net sales, for the same period in 1998.

For the second quarter ended December 31, 1999, income from operations was $1,369,026 versus $1,284,618 for the same period in the prior year. Income from operations for the six months ended December 31, 1999 was $3,018,415 as compared to $3,200,790 for the same period in 1998. The decrease is primarily related to the decrease in gross margin.

Interest expense amounted to $0 for the quarter as compared to $5,667 for the same period in the prior year. For the six month period, the interest expense amounted to $0 compared with $56,617 for the same period in the prior year. The decrease is a result of no borrowing activity this year as compared to the same period last year.

                                     9 of 12

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



                                                      Number of Votes                Broker
                                                      ---------------                ------
                                                    For            Withheld         Non-Votes
                                                    ---            --------         ---------
               Election of Directors:
               nominees for 1-year
               terms ending in 2000:

               John C. Koss                       2,420,167         30,757               0
               Thomas L. Doerr                    2,420,491         30,433               0
               Victor L. Hunter                   2,420,304         30,020               0
               Michael J. Koss                    2,420,357         30,567               0
               Lawrence S. Mattson                2,420,289         30,655               0
               Martin F. Stein                    2,421,657         29,267               0
               John J. Stollenwerk                2,421,480         29,438               0



                                                      Number of Votes                        Broker
                                                      ---------------                        ------
                                                     For         Against        Abstain     Non-Votes
                                                     ---         -------        -------     ---------
               Appointment of
               PricewaterhouseCoopers LLP
               as independent auditors
               for the year ended
               June 30, 2000                      2,424,394          2,233      24,297         0



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


                                KOSS CORPORATION



Dated: 2/14/00                 /s/ Michael J. Koss
      ------------             --------------------------
                               Michael J. Koss
                               Vice Chairman, President,
                               Chief Executive Officer,
                               Chief Financial Officer

Dated: 2/14/00                 /s/ Sue Sachdeva
      ------------             --------------------------
                               Sue Sachdeva
                               Vice President--Finance






                                    12 of 12