Form 10-Q
period 2000-03-31
KOSS CORP
filed 2000-05-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2000, there were 2,502,369 shares outstanding of the Registrant's common stock, $0.01 par value per share.



                                     1 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2000


                                      INDEX



                                                                                               Page
PART I   FINANCIAL INFORMATION


         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets
                    March 31, 2000 (Unaudited) and June 30, 1999                                3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months and nine months ended
                    March 31, 2000 and 1999                                                     4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Nine months ended March 31, 2000 and 1999                                   5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) March 31, 2000                                       6-7

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               8-10


PART II  Item 2     OTHER INFORMATION

         Item 6     Exhibits and Reports on Form 8-K                                            11




                                     2 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               March 31, 2000           June 30, 1999
                                                                                (Unaudited)                 (*)
                                                                          ----------------------------------------------

ASSETS
     Current Assets:
          Cash                                                                         $ 2,273,545          $ 1,171,504
          Accounts receivable                                                            7,570,255            7,407,539
          Inventories                                                                   10,346,960           12,955,118
          Income taxes receivable                                                          552,961              266,329
          Other current assets                                                             796,467              867,846
------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                     21,540,188           22,668,336

     Property and Equipment, net                                                         1,526,469            1,869,598
     Intangible and Other Assets                                                         1,146,016            1,183,762
------------------------------------------------------------------------------------------------------------------------
                                                                                       $24,212,673          $25,721,696
========================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current Liabilities:
          Accounts payable                                                             $   453,821          $   791,785
          Accrued liabilities                                                            1,119,223              891,392
------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                 1,573,044            1,683,177

     Deferred Compensation and Other Liabilities                                         1,453,894            1,367,584
     Contingently Redeemable Equity Interest                                             1,490,000            1,490,000
     Stockholders' Investment                                                           19,695,735           21,180,935
========================================================================================================================
                                                                                       $24,212,673          $25,721,696
========================================================================================================================


* The balance sheet at June 30, 1999 has been prepared from the audited financial statements at that date.

See accompanying notes.


                                     3 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                              Three Months                           Nine Months
Period Ended March 31                                  2000                1999                2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 8,289,742       $ 7,679,636         $25,265,601         $25,097,558
Cost of goods sold                                      4,748,926         4,607,716          14,948,760          14,718,094
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                            3,540,816         3,071,920          10,316,841          10,379,464
Selling, general and
   administrative expense                               1,999,384         1,857,875           5,756,994           5,964,629
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                                  1,541,432         1,214,045           4,559,847           4,414,835
Other income (expense)
   Royalty income                                         240,802           102,414             972,181             812,132
   Interest income                                         22,363            12,319              57,735              17,675
   Interest expense                                             0            (3,282)                  0             (59,899)
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                      1,804,597         1,325,496           5,589,763           5,184,743
Provision for income taxes                                701,949           519,338           2,164,289           2,053,509
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 1,102,648       $   806,158         $ 3,425,474         $ 3,131,234
=============================================================================================================================
Earnings per common share:
   Basic                                                    $0.45             $0.26               $1.32               $0.99
   Diluted                                                  $0.44             $0.26               $1.29               $0.98
=============================================================================================================================
Dividends per common share                                   None              None                None                None
=============================================================================================================================


See accompanying notes.


                                     4 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Nine Months Ended March 31                                 2000              1999
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                        $ 3,425,474      $ 3,131,234
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization               635,011          611,783
               Deferred compensation                        86,310           86,310
               Net changes in operating assets and
                    liabilities                          2,145,325        2,544,001
                                                                        -----------
     Net cash provided by operating
           activities                                    6,292,120        6,373,328
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                      (279,405)        (334,410)
-----------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                 --       (9,443,000)
     Borrowings under line of credit agreements                 --        6,697,000
     Purchase and retirement of common stock            (5,392,754)      (2,724,738)
     Exercise of stock options                             482,080           56,625
-----------------------------------------------------------------------------------
          Net cash used in financing
               activities                               (4,910,674)      (5,414,113)
-----------------------------------------------------------------------------------
Net increase in cash                                     1,102,041          624,805
Cash at beginning of period                              1,171,504           14,778
===================================================================================
Cash at end of period                                  $ 2,273,545      $   639,583
===================================================================================


See accompanying notes.

                                     5 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2000 is not necessarily indicative of the operating results for the full year.

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

     2.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

              Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2000 and 1999 were 2,460,567 and 3,091,447, respectively. For the nine months ended March 31, 2000 and 1999, the weighted average number of common shares outstanding were 2,595,184 and 3,150,144, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 60,052 and 42,801 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 2000 and 1999, respectively. Common stock equivalents 59,432 and 38,765 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 2000 and 1999, respectively.



                                     6 of 11

     3.   INVENTORIES

          The classification of inventories is as follows:

                                                                  March 31, 2000       June 30, 1999
                    ---------------------------------------------------------------------------------

                    Raw materials and
                      work in process                                $ 3,656,734         $ 4,642,396
                    Finished goods                                     7,751,495           9,334,805
                    ---------------------------------------------------------------------------------
                                                                      11,408,229          13,977,201
                    LIFO Reserve                                     (1,061,269)         (1,022,083)
                    ---------------------------------------------------------------------------------
                                                                     $10,346,960         $12,955,118
                    =================================================================================


     4.   STOCK PURCHASE AGREEMENT

          The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2000 and June 30, 1999, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

     5.   DEFERRED COMPENSATION

          In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether or not he becomes disabled. The Company is currently recognizing an annual expense of $115,080 in connection with this agreement, which represents the present value of the anticipated future payments. At March 31, 2000 and June 30, 1999, respectively, the related liabilities in the amounts of $967,770 and $881,460 have been included in deferred compensation and other liabilities on the accompanying balance sheets.


                                     7 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2000
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash generated by operating activities during the nine months ended March 31, 2000 amounted to $6,292,120. Working capital was $19,967,144 at March 31, 2000, a decrease of $1,018,015 from the balance at June 30, 1999. The decrease in working capital is primarily attributable to the decrease in inventory. The cash necessary to fund the Company's operating activities fluctuates from time to time; however, as a general rule, the Company expects to generate adequate amounts of cash to meet future operating needs. The Company maintains sufficient borrowing capacity to fund any shortfall.

Capital expenditures for new property and equipment (including production tooling) were $279,405 for the nine months. Budgeted capital expenditures for fiscal year 2000 are $832,100. The Company expects to generate sufficient operating funds to fulfill these expenditures.

Stockholders' investment decreased to $19,695,735 at March 31, 2000, from $21,180,935 at June 30, 1999. The decrease reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the nine months.

The Company amended its existing credit facility, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. This credit facility was increased from $8,000,000 to $10,000,000 as a result of combining the Company's $8,000,000 working capital credit facility with the Company's $2,000,000 stock repurchase credit facility. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at March 31, 2000.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved a $1,000,000 increase in the stock repurchase program, increasing the total amount from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors approved a $2,000,000 increase in the stock repurchase program, increasing the total amount from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, increasing the program from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors increased the stock repurchase program by $5,000,000 from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a



                                     8 of 11
maximum of $20,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended March 31, 2000, the Company purchased 185,500 shares of its common stock at an average gross price of $14.69 per share (and an average net price of $14.69 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through March 31, 2000, the Company has purchased and retired a total of 1,749,998 shares for a total gross purchase price of $20,425,594 (representing an average gross purchase price of $11.67 per share) and a total net purchase price of $17,285,872 (representing an average net purchase price of $9.88 per share). The difference between the total gross purchase price and the total net purchase price reflects the lower cost to the Company from purchasing stock from certain employees who have exercised stock options pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended March 31, 2000, the ESOP did not purchase any shares of the Company's stock.

Results of Operations

Net sales for the third quarter ended March 31, 2000 rose 8% to $8,289,742 from $7,679,636 for the same period in 1999. Net sales for the nine months ended March 31, 2000 were $25,265,601, up 1% compared with $25,097,558 during the same nine months one year ago.

Gross profit as a percent of net sales was 43% for the quarter ended March 31, 2000 compared with 40% for the same period in the prior year. For the nine month period ended March 31, 2000, the gross profit percentage was 41% compared with 41% for the same period in 1999.

Selling, general and administrative expenses for the quarter ended March 31, 2000 were $1,999,384 or 24% of net sales, as against $1,857,875 or 24% of net sales for the same period in 1999. For the nine month period ended March 31, 2000, such expenses were $5,756,994 or 23% of net sales, as against $5,964,629 or 24% of net sales, for the same period in 1999.

For the third quarter ended March 31, 2000, income from operations was $1,541,432 versus $1,214,045 for the same period in the prior year. Income from operations for the nine months ended March 31, 2000 was $4,559,847 as compared to $4,414,835 for the same period in 1999.

Interest expense amounted to $0 for the quarter as compared to $3,282 for the same period in the prior year. For the nine month period, the interest expense amounted to $0 compared with $59,899 for the same period in the prior year. The decrease is a result of no borrowing activity this year as compared to the same period last year.


                                     9 of 11

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


                                    10 of 11

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


                           KOSS CORPORATION



       Dated: 5/12/00      /s/ Michael J. Koss
                           -------------------
                           Michael J. Koss
                           Vice Chairman, President,
                           Chief Executive Officer,
                           Chief Financial Officer

       Dated: 5/12/00      /s/ Sue Sachdeva
                           ----------------
                           Sue Sachdeva
                           Vice President--Finance


                                    11 of 11