Form 10-K405
period 2000-06-30
KOSS CORP
filed 2000-09-27
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended June 30, 2000
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KOSS CORPORATION                                                         Commission file number 0-3295
----------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

A Delaware Corporation                                                            391168275
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 1, 2000 was approximately $16,495,180 (based on the $19.75 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on September 1, 2000). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on September 1, 2000 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On September 1, 2000, 2,208,369 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference
Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report. The exhibits hereto incorporate by reference information from the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1988, 1990, 1995, 1996, and 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and March 31, 1997.



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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                        2000              1999              1998
                                        ----              ----              ----
       Stereophones                       91%              97%               87%

The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 18,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

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

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 49% of sales occurred in the first six months of the fiscal year and 51% of sales occurred in the latter six months of the fiscal year.

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

The Company markets its products to approximately 2,000 customers worldwide. During 2000, the Company's sales to its largest single customer, Tandy Corporation, were approximately 16% of total net sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby dampening the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 46% of total net sales in 2000.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $227,000 during fiscal 2000 as compared with $243,000 during fiscal 1999 and $265,000 during fiscal 1998. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 2000, the Company employed 123 people. The Company also utilizes temporary personnel to meet seasonal production demands.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the trading symbol "KOSS". There were approximately 993 holders of the Company's common stock as of September 1, 2000. No dividends have been paid for the years ended June 30, 2000, 1999, and 1998. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                                Fiscal Year 2000             Fiscal Year 1999
                                ----------------             ----------------
Quarter                          High         Low              High          Low
First                           $15-0/0     $10-5/8           $15-1/4      $9-1/2
Second                          $15-3/4     $9-1/8            $11-3/4      $9-1/4
Third                           $16-0/0     $13-3/4           $12-1/2      $10-15/16
Fourth                          $18-1/4     $13-0/0           $13-3/8      $9-1/4


Item 6.  SELECTED FINANCIAL DATA.

                                          2000            1999             1998            1997             1996
------------------------------------ --------------- ---------------- --------------- ---------------- ---------------
Net sales                               $34,874,972      $33,188,174     $40,638,747      $39,554,720     $36,422,377

Net income                               $4,953,461       $4,318,189      $5,477,629       $3,587,688      $2,360,963

Earnings per common share:
  Basic                                       $1.95            $1.41           $1.68            $1.09           $0.69
  Diluted                                     $1.90            $1.39           $1.65            $1.07           $0.67

Total assets                            $25,044,307      $25,721,696     $32,028,769      $26,332,923     $22,005,257

Long-term debt                                   $0               $0      $2,746,000       $1,221,000        $470,000


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY

During 2000, cash provided by operations was $8,054,602. Working capital was $20,674,368 at June 30, 2000. The decrease in working capital of $310,791 from the balance at June 30, 1999 represents primarily the net effect of an increase in cash and accounts receivables and a decrease in inventories.

Capital expenditures for new property and equipment including production tooling were $349,620, $421,251, and $221,560, in 2000, 1999, and 1998, respectively.
Depreciation charges aggregated $654,916, $614,184, and $636,558, for the same fiscal years. Budgeted capital expenditures for fiscal year 2001 are $1,123,100. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $20,493,633 at June 30, 2000 from $21,180,935 at June 30, 1999. The decrease reflects primarily the net effect of income, the purchase and retirement of common stock, and the exercise of stock options for the year. No cash dividends have been paid since the first quarter of fiscal 1984.

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 2000 and June 30, 1999. Utilization of this credit facility as of June 30, 1998 was $2,746,000.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 2000, the Company purchased 435,500 shares of its common stock at an average gross price of $14.89 per share (and an average net price of $14.47 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through June 30, 2000, the Company has purchased and retired a total of 1,815,498 shares for a total gross purchase price of $21,537,706 (representing an average gross purchase price of $11.86 per share) and a total net purchase price of $18,640,984 (representing an average net purchase price of $10.27 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

2000 RESULTS COMPARED WITH 1999

Net sales for 2000 were $34,874,972 compared with $33,188,174 in 1999, an increase of $1,686,798 or 5%. The increase was the result of higher sales volume of current products as well as the introduction of new products.

Gross profit was $13,558,016 or 38.9% in 2000 compared with $12,855,894 or 38.7%
in 1999.

Selling, general and administrative expenses for 2000 were $6,947,013 compared with $7,225,340 in 1999, a decrease of $278,327 or 3.9%. This decrease was a result of the Company experiencing lower bad debt expenses as compared to last year.

Income from operations was $6,611,003 in 2000 compared with $5,630,554 in 1999, an increase of 17.4%. Interest expense for 2000 was $24,244 compared with $67,932 in 1999. This decrease is due to decreased levels of borrowings during the fiscal year.

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

Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that is comprised solely of non-employee directors. The Audit Committee is also responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings. The independent auditors have direct access to the Audit Committee, with or without the presence of management representatives, to discuss the scope and the results of their audit work.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000 and the notes thereto, and the report of independent accountants thereon are set forth on pages 13 to 25.

Selected unaudited quarterly financial data is as follows:

                                                                          Quarter
2000                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 8,393,253     $ 8,582,606      $ 8,289,742     $ 9,609,371
Gross profit                                      3,479,976       3,296,049        3,540,816       3,241,175
Net income                                        1,183,617       1,139,209        1,102,648       1,527,987
Earnings per common share:
   Basic                                              $ .44           $ .43            $ .45           $ .64
   Diluted                                              .43             .42              .44             .62

                                                                          Quarter
1999                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 9,031,043     $ 8,386,879      $ 7,679,636     $ 8,090,616
Gross profit                                      3,972,939       3,334,605        3,071,920       2,476,430
Net                                               1,291,461       1,033,615          806,158       1,186,955
income
Earnings per common share:
   Basic                                              $ .41           $ .33            $ .26           $ .42
   Diluted                                              .40             .32              .26             .41


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which 2000 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 2000 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" section of the 2000 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 2000 Proxy Statement.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.      The following documents are filed as part of this report:

        1.      Financial Statements
                The following consolidated financial statements of Koss Corporation are set forth on pages 13 to 25:
                Report of Independent Accountants................................................................13
                Consolidated Statements of Income for the Years
                 Ended June 30, 2000, 1999, and 1998.............................................................14
                Consolidated Balance Sheets as of June 30, 2000 and 1999.........................................15
                Consolidated Statements of Cash Flows
                 for the Years Ended June 30, 2000, 1999, and 1998...............................................16
                Consolidated Statements of Stockholders' Investment
                 for the Years Ended June 30, 2000, 1999, and 1998...............................................17
                Notes to Consolidated Financial Statements.......................................................18

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

                  10.10    1990 Flexible Incentive Plan.

                  10.12    Loan Agreement, effective as of February 17, 1995.

                  10.13 Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.

                  10.14    Amendment to Loan Agreement dated April 29, 1999.

                  10.15    Amendment to Loan Agreement dated December 15, 1999.

                  10.16 License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995).

                  10.17 License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995).

                  10.18 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

                  10.19 Fourth Amendment to License Agreement dated as of May 29, 1998.

                  10.20 License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

                  10.21 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7,
                           1997).

                  10.22    Amendment to Lease.

                  22       List of Subsidiaries of Koss Corporation.

                  27       Financial Data Schedule.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 14, 2000

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,                                                 2000             1999             1998
--------------------------------------------------------- --------------- ---------------- ----------------
Net sales                                                    $34,874,972      $33,188,174      $40,638,747
Cost of goods sold                                            21,316,956       20,332,280       24,843,968
--------------------------------------------------------- --------------- ---------------- ----------------
Gross profit                                                  13,558,016       12,855,894       15,794,779
Selling, general and
  administrative expense                                       6,947,013        7,225,340        7,822,338
--------------------------------------------------------- --------------- ---------------- ----------------
Income from operations                                         6,611,003        5,630,554        7,972,441
Other income (expense)
  Royalty income                                               1,283,563        1,403,194        1,206,359
  Interest income                                                102,139           33,373           55,234
  Interest expense                                              (24,244)         (67,932)        (308,405)
--------------------------------------------------------- --------------- ---------------- ----------------
Income before income taxes                                     7,972,461        6,999,189        8,925,629
Provision for income taxes (note 5)                            3,019,000        2,681,000        3,448,000
--------------------------------------------------------- --------------- ---------------- ----------------
Net income                                                   $ 4,953,461      $ 4,318,189      $ 5,477,629
========================================================= =============== ================ ================
Earnings per common share:
  Basic                                                            $1.95            $1.41            $1.68
  Diluted                                                          $1.90            $1.39            $1.65
========================================================= =============== ================ ================
Dividends per common share                                          None             None             None
========================================================= =============== ================ ================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30,                                                                             2000                         1999
------------------------------------------------------------------ ----------------------------- ----------------------------
ASSETS
Current Assets:
  Cash                                                                               $3,164,401                  $ 1,171,504
  Accounts receivable, less allowances of
    $252,194 and $447,644, respectively (note 11)                                     8,228,185                    7,407,539
  Inventories                                                                         9,414,036                   12,955,118
  Prepaid expenses                                                                      562,028                      513,900
  Income taxes receivable                                                               244,755                      266,329
  Deferred income taxes (note 5)                                                        638,973                      353,946
------------------------------------------------------------------ ----------------------------- ----------------------------
    Total current assets                                                             22,252,378                   22,668,336
------------------------------------------------------------------ ----------------------------- ----------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                                852,096                      748,647
  Machinery, equipment, furniture and fixtures                                        4,910,652                    4,778,741
  Tools, dies, molds and patterns                                                     8,689,732                    8,575,472
------------------------------------------------------------------ ----------------------------- ----------------------------
                                                                                     14,452,480                   14,102,860
  Less--accumulated depreciation                                                     12,888,178                   12,233,262
------------------------------------------------------------------ ----------------------------- ----------------------------
                                                                                      1,564,302                    1,869,598
Deferred Income Taxes (note 5)                                                          488,135                      479,135
Other Assets                                                                            739,492                      704,627
------------------------------------------------------------------ ----------------------------- ----------------------------
                                                                                    $25,044,307                  $25,721,696
================================================================== ============================= ============================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                    $ 570,567                    $ 791,785
  Accrued liabilities (note 6)                                                        1,007,443                      891,392
------------------------------------------------------------------ ----------------------------- ----------------------------
    Total current liabilities                                                         1,578,010                    1,683,177
------------------------------------------------------------------ ----------------------------- ----------------------------
Deferred Compensation and Other Liabilities (note 10)                                 1,482,664                    1,367,584
------------------------------------------------------------------ ----------------------------- ----------------------------
Contingently Redeemable Equity Interest (note 4)                                      1,490,000                    1,490,000
------------------------------------------------------------------ ----------------------------- ----------------------------
Commitments and Contingencies (note 10)
------------------------------------------------------------------ ----------------------------- ----------------------------
Stockholders' Investment (note 4):
  Common stock, $.01 par value,
    authorized 8,500,000 shares;
    issued and outstanding 2,349,369
    and 2,711,119 shares, respectively                                                   23,494                       27,111
  Contingently redeemable common stock                                              (1,490,000)                  (1,490,000)
  Accumulated other comprehensive loss                                                       --                     (71,322)
  Undistributed retained earnings                                                    21,960,139                   22,715,146
------------------------------------------------------------------ ----------------------------- ----------------------------
Total stockholders' investment                                                       20,493,633                   21,180,935
------------------------------------------------------------------ ----------------------------- ----------------------------
                                                                                    $25,044,307                  $25,721,696
================================================================== ============================= ============================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                                       2000                   1999                   1998
------------------------------------------------------- ----------------------- ---------------------- ----------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                        $4,953,461             $4,318,189             $5,477,629
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                                    663,422                638,897                676,673
      Deferred income taxes                                          (294,027)                 87,000                 95,000
      Deferred compensation                                            115,080                115,080                115,080
      Other                                                             71,322                     --                     --
      Net changes in operating assets and
        liabilities (note 7)                                         2,545,344              4,893,225            (4,524,632)
------------------------------------------------------- ----------------------- ---------------------- ----------------------
        Net cash provided by
          operating activities                                       8,054,602             10,052,391              1,839,750
------------------------------------------------------- ----------------------- ---------------------- ----------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                       (349,620)              (421,251)              (221,560)
------------------------------------------------------- ----------------------- ---------------------- ----------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreement                                 --            (9,443,000)           (24,385,400)
  Borrowings under line of credit agreement                                 --              6,697,000             25,910,400
  Exercise of stock options                                            774,262                214,365              3,822,600
  Purchase and retirement of treasury stock                        (6,486,347)            (5,942,779)            (6,983,563)
------------------------------------------------------- ----------------------- ---------------------- ----------------------
      Net cash used in
        financing activities                                       (5,712,085)            (8,474,414)            (1,635,963)
------------------------------------------------------- ----------------------- ---------------------- ----------------------
  Net increase (decrease) in cash                                    1,992,897              1,156,726               (17,773)
  Cash at beginning of year                                          1,171,504                 14,778                 32,551
------------------------------------------------------- ----------------------- ---------------------- ----------------------
  Cash at end of year                                              $ 3,164,401            $ 1,171,504               $ 14,778
======================================================= ======================= ====================== ======================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                                                Accumulated
                                                                                          Undistributed               Other
                                                             Common           Paid In          Retained       Comprehensive
                                                              Stock           Capital          Earnings                Loss
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                     $ 33,238       $ 2,328,677       $19,473,901            $(71,322)
  Net income                                                      -                 -         5,477,629                   -
  Purchase and retirement of treasury stock                  (5,478)       (6,147,264)         (830,821)                  -
  Exercise of stock options                                   4,013         3,818,587                 -                   -
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                       31,773                 -        24,120,709             (71,322)
  Net income                                                      -                 -         4,318,189                   -
  Purchase and retirement of treasury stock                  (4,887)                -        (5,937,892)                  -
  Exercise of stock options                                     225                 -           214,140                   -
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                       27,111                 -        22,715,146             (71,322)
  Net income                                                      -                 -         4,953,461                   -
  Purchase and retirement of treasury stock                 ( 4,355)                -        (6,481,992)                  -
  Exercise of stock options                                     738                 -           773,524                   -
  Foreign currency translation adjustment                         -                 -                 -              71,322
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                     $ 23,494       $         -       $21,960,139           $       -
---------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones, and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in more than 18,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 9% and 20% of the Company's accounts receivable at June 30, 2000 and 1999, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--Revenue is recognized upon shipment of goods to customers.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 2000 and 2003. These agreements contain three to five year renewal options and require minimum calendar year royalty payments.

INVENTORIES--Substantially all of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out
(FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,076,111 and $1,021,989 higher than reported at June 30, 2000 and 1999, respectively.

The components of inventories at June 30 is as follows:


                                                           2000              1999
                     -------------------------------------------------------------
                     Raw materials and
                       work in process              $ 3,903,626       $ 4,302,921
                     Finished goods                   5,510,410         8,652,197
                     ------------------------------------------------------------
                                                    $ 9,414,036       $12,955,118
                     ============================================================



PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                     Leasehold Improvements        10-15 years
                     Machinery, Equipment,
                       Furniture and Fixtures       3-10 years
                     Tools, Dies, Molds
                       and Patterns                  4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $227,000 in 2000, $243,000 in 1999, and $265,000 in 1998.

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

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal years ended June 30, 2000, 1999, and 1998 were 2,542,768, 3,072,500, and 3,263,842, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 59,716, 39,327, and 64,889 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

3.  LONG-TERM DEBT

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 2000 and June 30, 1999.

4.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

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

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:



                                                                              Range of Exercise            Weighted
                                                              Number of              Prices per             Average
                                                                 Shares                   Share      Exercise Price
        ------------------------------------------------------------------------------------------------------------
        Shares under option at July 1, 1997                     536,250          $  2.50-$11.22             $  7.56
               Granted                                           55,000          $ 10.83-$11.91             $ 11.22
               Exercised                                       (401,250)         $  2.50-$10.55             $  7.37
        -----------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 1998                    190,000          $  5.32-$11.91             $  9.02
               Granted                                          110,000          $ 10.00-$11.83             $ 11.42
               Exercised                                        (22,500)         $  5.32-$10.83             $  8.36
               Cancelled                                         (8,750)         $  5.32-$10.83             $  9.86
        -----------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 1999                    268,750          $  5.32-$11.91             $ 10.03
               Granted                                           60,000          $ 13.45-$14.80             $ 14.24
               Exercised                                        (73,750)         $  5.32-$10.83             $  7.85
               Cancelled                                         (7,500)         $        10.00             $ 10.00
        -----------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 2000                    247,500          $  5.32-$14.80             $ 11.70
        ===========================================================================================================
        Options exercisable at June 30, 2000                     68,125          $  5.32-$11.91             $ 10.16
        ===========================================================================================================

The weighted average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2000, 1999, and 1998 was $9.28, $8.02, and $6.95, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the grant date during 2000 and 1999 was $6.66 and $5.38, respectively. There were no options granted in 1998 at an exercise price which was less than the market price of the stock on the grant date.

The Company has an agreement with its Chairman to repurchase common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has adopted the disclosure-only provisions of SFAS 123; accordingly, no compensation cost has been recognized for options granted under the stock-based compensation plan. Had compensation cost been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below:


                                                                               2000           1999            1998
                                                                     ----------------------------------------------

        Net income - as reported                                         $4,953,461     $4,318,189      $5,477,629
        Net income - pro forma                                            4,602,345      4,073,710       5,318,518
        Earnings per common share - as reported
           Basic                                                             $ 1.95         $ 1.41          $ 1.68
           Diluted                                                             1.90           1.39            1.65
        Earnings per common share - pro forma
           Basic                                                             $ 1.81         $ 1.33          $ 1.63
           Diluted                                                             1.77           1.31            1.60


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                               2000           1999            1998
                                                                     ----------------------------------------------

        Expected stock price volatility                                      56.09%         60.00%          69.17%
        Risk free interest rate                                               6.54%          5.17%           5.72%
        Expected life of options                                              5.25 years     4.95 years      5.91 years


5.  INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 2000, 1999, and 1998 consists of the following:



         Year Ended June 30,                                  2000                 1999                 1998
         ----------------------------------------------------------------------------------------------------
         Current:
           Federal                                      $2,788,027           $2,200,000           $2,839,000
           State                                           525,000              394,000              514,000
         Deferred                                         (294,027)              87,000               95,000
         ---------------------------------------------------------------------------------------------------
                                                        $3,019,000           $2,681,000           $3,448,000
         ===================================================================================================


The 2000, 1999, and 1998 tax provision results in an effective rate different than the federal statutory rate due to the following:



         Year Ended June 30,                                  2000                 1999                 1998
         ----------------------------------------------------------------------------------------------------
         Federal income tax at
           statutory rate                               $2,711,000           $2,380,000           $3,035,000
         State income taxes, net of
           federal tax benefit                             346,000              260,000              339,000
         Other                                             (38,000)              41,000               74,000
         ---------------------------------------------------------------------------------------------------
         Total provision for
           income taxes                                 $3,019,000           $2,681,000           $3,448,000
         ===================================================================================================

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:



                                                                               2000                      1999
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Assets
           Deferred compensation                                         $  400,000                 $ 359,000
           Accrued expenses and reserves                                    612,000                   406,000
           Package design and trademarks                                    190,000                   179,000
           Other                                                              9,000                     9,000
         ----------------------------------------------------------------------------------------------------
                                                                          1,211,000                   953,000

         Deferred Tax Liabilities
           Royalties receivable/deferred                                    (56,000)                  (62,000)
           Equipment and leasehold improvements                             (28,000)                  (58,000)
         ----------------------------------------------------------------------------------------------------
         Net deferred tax asset                                          $1,127,000                 $ 833,000
         ====================================================================================================


The net deferred tax asset at June 30, 2000 is comprised of a current asset of $638,973 and a long term asset of $488,135. The net deferred tax asset at June 30, 1999 is comprised of a current asset of $353,946 and a long term asset of $479,135.

6.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                               2000                      1999
         ----------------------------------------------------------------------------------------------------
         Salaries and wages                                              $  325,302                 $ 380,591
         Cooperative advertising
           and promotion allowances                                         305,126                   205,776
         Payroll taxes and
           employee benefits                                                180,216                   173,670
         Other                                                              196,799                   131,355
         ----------------------------------------------------------------------------------------------------
                                                                         $1,007,443                 $ 891,392
         ====================================================================================================

7.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:



                                                    2000                       1999                      1998
         ----------------------------------------------------------------------------------------------------
         Accounts receivable                 $  (820,646)               $   980,300               $(1,395,326)
         Inventories                           3,541,082                  6,530,940                (4,938,405)
         Prepaid expenses                        (48,128)                    34,992                    55,105
         Income taxes                             21,574                   (943,856)                  743,020
         Other assets                            (43,371)                  (120,750)                  (50,599)
         Accounts payable                       (221,218)                (1,165,092)                1,215,231
         Deferred revenue                              -                          -                  (473,482)
         Accrued liabilities                     116,051                   (423,309)                  319,824
         ----------------------------------------------------------------------------------------------------
         Net change                          $ 2,545,344                $ 4,893,225               $(4,524,632)
         =====================================================================================================


                                                            2000                 1999                1998
                                                            ----                 ----                ----
Net cash paid during the year for:
         Interest                                     $   24,244           $   93,135          $  241,687
         Income taxes                                 $3,291,453           $3,563,054          $1,771,313


8.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $0 in 2000, $200,000 in 1999, and $216,000 in 1998.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2000, 1999, and 1998, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 2000, 1999, and 1998 were $180,000, $182,155, and $170,600, respectively.


9.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture and sale of stereophones and related accessories.

The Company's export sales to customers in foreign countries amounted to $3,129,872 during 2000, $2,845,529 during 1999, and $5,245,982 during 1998.

Sales to one customer, Tandy Corporation, were approximately 16% of total sales for the year ended June 30, 2000, and 17% and 19% for the years ended June 30, 1999, and 1998, respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year (plus Consumer Price Index increase in 1994) to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. Rent expense, which includes this lease, approximated $380,000 in 2000, $388,000 in 1999, and $394,000 in 1998.

In 1991, the Board of Directors agreed to continue John C. Koss' current base salary in the event he becomes disabled prior to age 70. After age 70, Mr. Koss shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. Mr. Koss turned 70 this year and the Company is currently recognizing an annual expense of $150,000 in connection with this agreement. At June 30, 2000 and 1999, respectively, the related liabilities in the amounts of $1,045,310 and $930,230 have been included in deferred compensation and other liabilities in the accompanying consolidated balance sheets.


11.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 2000, 1999, and 1998 are summarized as follows:



     Year        Balance at Beginning         Charges Against/                                 Balance at End of
     ----        ---------------------        -----------------                                -----------------
    Ending             of Period             (Credits) To Income          Deductions*               Period
    ------             ---------             -------------------          -----------               ------
     2000               $447,644                  ($37,178)                 $158,272               $252,194
     1999               $556,290                   $254,000                 $362,646               $447,644
     1998               $928,605                   $310,000                 $682,315               $556,290




  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general and administrative expenses in the accompanying statements of income were $235,257 in 2000, $331,890 in 1999, and $397,033 in 1998. Such costs are expensed as incurred.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                           Dated: 9/22/00
   ------------------------------                        -------
   Michael J. Koss,
   Vice Chairman
   President
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                           Dated: 9/22/00
   -----------------------------                         -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John C. Koss                           /s/ Michael J. Koss
----------------                           -------------------
John C. Koss, Director                     Michael J. Koss, Director
Dated: 9/22/00                             Dated: 9/22/00
       -------                                    -------

/s/ Martin F. Stein                        /s/ Victor L. Hunter
-------------------                        --------------------
Martin F. Stein, Director                  Victor L. Hunter, Director
Dated: 9/22/00                             Dated: 9/22/00
       -------                                    -------

/s/ John J. Stollenwerk                    /s/  Lawrence S. Mattson
-----------------------                    ------------------------
John J. Stollenwerk, Director              Lawrence S. Mattson, Director
Dated: 9/22/00                             Dated: 9/22/00
       -------                                    -------

/s/ Thomas L. Doerr
-------------------
Thomas L. Doerr, Director
Dated: 9/22/00
       -------






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


ANNUAL MEETING

October 19, 2000
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
Attn:  Philip Meyer

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.


Designation                                                                      Incorporation
of Exhibit     Exhibit Title                                                     by Reference
----------     -------------                                                     -------------

 3.1           Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996..............................             (1)

 3.2           By-Laws of Koss Corporation, as in effect on
               September 25, 1996........................................             (2)

 4.1           Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996..............................             (1)

 4.2           By-Laws of Koss Corporation, as in effect on
               September 25, 1996........................................             (2)

10.1           Officer Loan Policy.......................................             (3)

10.3           Supplemental Medical Care Reimbursement Plan..............             (4)

10.4           Death Benefit Agreement with John C. Koss.................             (5)

10.5           Stock Purchase Agreement with John C. Koss................             (6)

10.6           Salary Continuation Resolution for John C . Koss..........             (7)

10.7           1983 Incentive Stock Option Plan..........................             (8)

10.8           Assignment of Lease to John C. Koss.......................             (9)

10.9           Addendum to Lease.........................................             (10)

10.10          1990 Flexible Incentive Plan..............................             (11)

10.12          Loan Agreement, effective as of February 17, 1995.........             (12)

10.13          Amendment to Loan Agreement dated June 15, 1995,
               effective as of February 17, 1995.........................             (13)

10.14          Amendment to Loan Agreement dated April 29, 1999..........             (14)

10.15          Amendment to Loan Agreement dated December 15,
               1999......................................................        filed herewith



10.16        License Agreement dated November 15, 1991 between
             Koss Corporation and Trabelco N.V. (a subsidiary
             of Hagemeyer N.V.) for North America, Central
             America and South America (including Amendment
             to License Agreement dated November 15, 1991;
             Renewal Letter dated November 18, 1994; and Second
             Amendment to License Agreement dated September 29,
             1995)....................................................          (15)

10.17        License Agreement dated September 29, 1995 between
             Koss Corporation and Trabelco N.V. (a subsidiary
             of Hagemeyer N.V.) for Europe (including First
             Amendment to License Agreement dated December 26,
             1995) ...................................................    .     (16)

10.18        Third Amendment and Assignment of License Agreement
             to Jiangsu Electronics Industries Limited dated as of
             March 31, 1997...........................................          (17)

10.19        Fourth Amendment to License Agreement dated as of
             May 29, 1998 filed herewith..............................          (18)

10.20        License Agreement dated June 30, 1998 between Koss
             Corporation and Logitech Electronics Inc. (including
             Addendum to License Agreement dated June 30, 1998)                 (19)

10.21        Consent of Directors (Supplemental Executive Retirement
             Plan for Michael J. Koss dated March 7, 1997)............          (20)

10.22        Amendment to Lease.......................................     filed herewith

22           List of Subsidiaries of Koss Corporation ................          (21)

27           Financial Data Schedule..................................     filed herewith


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

(14) Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15) Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


(16) Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(17) Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(18) Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(19) Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(20) Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(21) Incorporated by reference from Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

                                 ANNUAL REPORT
                                      2000


                                     EXPAND
                               THE POSSIBILITIES



                            [KOSS STEREOPHONES LOGO]

                            MESSAGE TO STOCKHOLDERS


Dear Stockholder:

We are very pleased with the results for the fiscal year ending June 30, 2000.

Sales for the fiscal year were $34,874,972 compared with $33,188,174 for the previous fiscal year, an increase of 5%. Net income increased 15% for the twelve months reaching $4,953,461 compared with $4,318,189 for the year ending June 30, 1999. Basic earnings per share for the twelve months ending June 30, 2000 were $1.95, a 38% increase compared with $1.41 for the same period one year ago.

The company's emphasis on new products and product placements continued to show favorable results. Although this is the second consecutive year that Koss has experienced pressure on stereophone price points at U.S. retail accounts, the company has been recording higher unit sell through at popular price points which has increased unit sales 14% resulting in a 5% increase in sales revenue dollars. In light of this change in market conditions, the fact that we have increased our net income is a testament to the company's ability to productively leverage our operations effectively.

The cost of sales for the year was burdened by increases in transportation costs relating to higher freight rates. The company lowered material costs, improved assembly quality and increased manufacturing throughput, which eliminated labor variance to help offset the rising cost of freight. The net result was a slight improvement in gross margin percentages over the prior fiscal year.

Our licensing agreements with Orient Power and Logitech continued to be strong in 2000. The company's royalty income was $1,283,563. In the years ahead we look forward to extending new agreements to include additional product lines and expanded geographic markets.

Koss remains committed to its core Stereophone business and improvements in new product development and placement in both current and new accounts will continue to positively impact fiscal year 2001. The company will continue with its stock buyback program through the repurchase of undervalued shares of Koss common stock from the marketplace.

We would like to take this opportunity to thank our customers, suppliers and stockholders as well as the entire Koss team for their dedication to the current and future success of Koss Corporation.

Sincerely,


/s/ John C. Koss                    /s/ Michael J. Koss
John C. Koss                        Michael J. Koss
Chairman                            President and CEO

                            STOCKHOLDERS INFORMATION

Koss Corporation's 2000 Annual Report is presented in a simple, readable and functional style. This Annual Report contains condensed financial statements only. The detailed financial statements including footnotes are included in the Form 10-K which will be provided to all stockholders along with the 2000 Annual Report. The Company believes this manner of presentation provides a concise summary for those who want to be kept informed while at the same time allowing those who feel it necessary the opportunity to investigate further.

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


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Koss Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Koss Corporation and its subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, of stockholders' investment and of cash flows for each of the three years in the period ended June 30, 2000 (not presented herein); and in our report dated July 16, 2000, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                           PricewaterhouseCoopers LLP
                              Milwaukee, Wisconsin
July 16, 2000

                        CONSOLIDATED STATEMENTS OF INCOME


Year Ended June 30,                                            2000              1999             1998
------------------------------------------------------ ----------------- ----------------- ----------------
Net sales                                                   $34,874,972       $33,188,174      $40,638,747
Cost of goods sold                                           21,316,956        20,332,280       24,843,968
------------------------------------------------------ ----------------- ----------------- ----------------
Gross profit                                                 13,558,016        12,855,894       15,794,779
Selling, general and
  administrative expense                                      6,947,013         7,225,340        7,822,338
------------------------------------------------------ ----------------- ----------------- ----------------
Income from operations                                        6,611,003         5,630,554        7,972,441
Other income (expense)
  Royalty income                                              1,283,563         1,403,194        1,206,359
  Interest income                                               102,139            33,373           55,234
  Interest expense                                             (24,244)          (67,932)        (308,405)
------------------------------------------------------ ----------------- ----------------- ----------------
Income before income taxes                                    7,972,461         6,999,189        8,925,629
Provision for income taxes                                    3,019,000         2,681,000        3,448,000
------------------------------------------------------ ----------------- ----------------- ----------------
Net income                                                  $ 4,953,461       $ 4,318,189      $ 5,477,629
====================================================== ================= ================= ================
Earnings per common share:
  Basic                                                           $1.95             $1.41            $1.68
  Diluted                                                         $1.90             $1.39            $1.65
====================================================== ================= ================= ================
Dividends per common share                                         None              None             None
====================================================== ================= ================= ================

                           CONSOLIDATED BALANCE SHEETS

As of June 30,                                                                           2000                       1999
------------------------------------------------------------------------ ------------------------- -------------------------
ASSETS
Current Assets:
     Cash:                                                                            $ 3,164,401               $ 1,171,504
     Accounts receivable, less allowances of
          $252,194 and $467,644, respectively                                           8,228,185                 7,407,539
     Inventories                                                                        9,414,036                12,955,118
     Prepaid expenses                                                                     562,028                   513,900
     Income taxes receivable                                                              244,755                   266,329
     Deferred income taxes                                                                638,973                   353,946
------------------------------------------------------------------------ ------------------------- -------------------------
            Total current assets                                                       22,252,378                22,668,336
------------------------------------------------------------------------ ------------------------- -------------------------
Equipment and Leasehold Improvements, at cost:
     Leasehold improvements                                                               852,096                   748,647
     Machinery, equipment, furniture and fixtures                                       4,910,652                 4,778,741
     Tools, dies, molds and patterns                                                    8,689,732                 8,575,472
------------------------------------------------------------------------ ------------------------- -------------------------
                                                                                       14,452,480                14,102,860
     Less--accumulated depreciation                                                    12,888,178                12,233,262
------------------------------------------------------------------------ ------------------------- -------------------------
                                                                                        1,564,302                 1,869,598
Deferred Income Taxes                                                                     488,135                   479,135
Other Assets                                                                              739,492                   704,627
------------------------------------------------------------------------ ------------------------- -------------------------
                                                                                      $25,044,307               $25,721,696
======================================================================== ========================= =========================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable                                                                  $   570,567               $   791,785
    Accrued liabilities                                                                 1,007,443                   891,392
----------------------------------------------------------------------- -------------------------- -------------------------
          Total current liabilities                                                     1,578,010                 1,683,177
----------------------------------------------------------------------- -------------------------- -------------------------
Deferred Compensation and Other Liabilities                                             1,482,664                 1,367,584
Contingently Redeemable Equity Interest                                                 1,490,000                 1,490,000
----------------------------------------------------------------------- -------------------------- -------------------------
Stockholders' Investment:
    Common stock, $.01 par value,
          authorized 8,500,000 shares;
          issued and outstanding 2,349,369
          and 2,711,119 shares, respectively                                               23,494                    27,111
    Contingently redeemable common stock                                               (1,490,000)               (1,490,000)
    Accumulated other comprehensive loss                                                        0                   (71,322)
    Retained earnings                                                                  21,960,139                22,715,146
----------------------------------------------------------------------- -------------------------- -------------------------
           Total stockholders' investment                                              20,493,633                21,180,935
----------------------------------------------------------------------- -------------------------- -------------------------
                                                                                      $25,044,307               $25,721,696
======================================================================= ========================== =========================

                             MANAGEMENT INFORMATION



OFFICERS AND                              DIRECTORS
SENIOR MANAGEMENT

John C. Koss                              John C. Koss
Chairman of the Board                     Chairman of the Board
                                          Koss Corporation
Michael J. Koss
Vice Chairman
President                                 Thomas L. Doerr
Chief Executive Officer                   President
Chief Operating Officer                   Doerr Corporation
Chief Financial Officer
                                          Victor L. Hunter
John C. Koss, Jr.                         President
Vice President-Sales                      Hunter Business Group, LLC

Sujata Sachdeva                           Michael J. Koss
Vice President- Finance                   Vice Chairman, President, C.E.O.,
                                          C.O.O., C.F.O.
                                          Koss Corporation
Jill McCurdy
Vice President- Product Development       Lawrence S. Mattson
                                          Retired President
Lenore Lillie                             Oster Company
Vice President- Operations
                                          Martin F. Stein
Richard W. Silverthorn                    Chairman
Secretary                                 Eyecare One Inc.
General Counsel
                                          John J. Stollenwerk
Declan Hanley                             President
Vice President-International Sales        Allen-Edmonds Shoe Corporation



                                          ANNUAL MEETING

                                          October 19, 2000
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
                                          Attn:  Mr. Philip Meyer

[KOSS STEREOPHONES LOGO]

4129 N. Port Washington Avenue - Milwaukee, Wisconsin 53212
(414) 964-5000   WWW.KOSS.COM