Form 10-Q
period 2000-09-30
KOSS CORP
filed 2000-11-13
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES  X   NO
                                      ---     ---
At September 30, 2000, there were 2,152,369 shares outstanding of the Registrant's common stock, $0.01 par value per share.







                                    1 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2000


                                      INDEX



                                                                                               Page
PART I   FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets (Unaudited)
                             September 30, 2000 and June 30, 2000                                3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months ended September 30, 2000 and 1999                      4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Three months ended September 30, 2000 and 1999                      5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) September 30, 2000                         6-7

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                    8-10


PART II           OTHER INFORMATION

                  Item 4     Submission of Matters to a Vote of Security-Holders                11

                  Item 6     Exhibits and Reports on Form 8-K                                   11


                                    2 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             September 30, 2000         June 30, 2000
                                                                          ------------------------- --------------------
ASSETS
     Current Assets:
          Cash                                                                          $1,363,801           $3,164,401
          Accounts receivable                                                            8,530,282            8,228,185
          Inventories                                                                    9,041,951            9,414,036
          Income taxes receivable                                                          359,781              244,755
          Other current assets                                                           1,289,869            1,201,001
------------------------------------------------------------------------- ------------------------- --------------------
               Total current assets                                                     20,585,684           22,252,378

     Property and Equipment, net                                                         1,503,025            1,564,302
     Intangible and Other Assets                                                         1,216,974            1,227,627
------------------------------------------------------------------------- ------------------------- --------------------
                                                                                       $23,305,683          $25,044,307
========================================================================= ========================= ====================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                             $ 1,231,784            $ 570,567
          Accrued liabilities                                                            1,105,678            1,007,443
------------------------------------------------------------------------- ------------------------- --------------------
               Total current liabilities                                                 2,337,462            1,578,010

     Deferred Compensation and Other Liabilities                                         1,511,434            1,482,664
     Contingently Redeemable Equity Interest                                             1,490,000            1,490,000
     Stockholders' Investment                                                           17,966,787           20,493,633
------------------------------------------------------------------------- ------------------------- --------------------
                                                                                       $23,305,683          $25,044,307
========================================================================= ========================= ====================


See accompanying notes.


                                    3 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


Three Months Ended September 30                                                2000                 1999
-------------------------------------------------------------------- -------------------- ---------------------
Net sales                                                                    $ 9,713,939           $ 8,393,253
Cost of goods sold                                                             5,761,692             4,913,277
-------------------------------------------------------------------- -------------------- ---------------------
Gross profit                                                                   3,952,247             3,479,976
Selling, general and
   administrative expense                                                      2,049,787             1,830,587
-------------------------------------------------------------------- -------------------- ---------------------
Income from operations                                                         1,902,460             1,649,389
Other income (expense)
   Royalty income                                                                293,888               274,632
   Interest income                                                                45,387                16,799
   Interest expense                                                              (7,816)                    --
-------------------------------------------------------------------- -------------------- ---------------------
Income before income tax provision                                             2,233,919             1,940,820
Provision for income taxes                                                       849,928               757,203
-------------------------------------------------------------------- -------------------- ---------------------
   Net income                                                                $ 1,383,991           $ 1,183,617
==================================================================== ==================== =====================
Earnings per common share:
   Basic                                                                           $0.62                 $0.44
   Diluted                                                                         $0.59                 $0.43
==================================================================== ==================== =====================
Dividends per common share                                                          None                  None
==================================================================== ==================== =====================


See accompanying notes.


                                    4 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Three Months Ended September 30                                          2000              1999
------------------------------------------------------------------ ----------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                         $ 1,383,991        $ 1,183,617
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                                180,959            207,511
               Deferred compensation                                         28,770             28,770
               Net changes in operating assets and
                    liabilities                                             635,846            340,450
------------------------------------------------------------------ ----------------- ------------------
     Net cash provided by operating
           activities                                                     2,229,566          1,760,348
------------------------------------------------------------------ ----------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                      (119,329)          (117,163)
------------------------------------------------------------------ ----------------- ------------------
         Net cash used in
             investing activities                                         (119,329)          (117,163)
------------------------------------------------------------------ ----------------- ------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Purchase and retirement of common stock                            (3,987,125)          (806,563)
     Exercise of stock options                                               76,288             73,481
------------------------------------------------------------------ ----------------- ------------------
          Net cash used in financing
               activities                                               (3,910,837)          (733,082)
------------------------------------------------------------------ ----------------- ------------------
Net (decrease) increase in cash                                         (1,800,600)            910,103
Cash at beginning of period                                               3,164,401          1,171,504
------------------------------------------------------------------ ----------------- ------------------
Cash at end of period                                                   $ 1,363,801        $ 2,081,607
================================================================== ================= ==================


See accompanying notes.


                                     5 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2000 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2000 Annual Report on Form 10-K.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2000 and 1999 were 2,236,893 and 2,686,791, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 90,956 and 58,526 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended September 30, 2000 and 1999, respectively.

                                     6 of 11

3.       INVENTORIES

         The classification of inventories is as follows:



                                                              September 30, 2000       June 30, 2000
                    ---------------------------------- -------------------------- -------------------
                    Raw materials and
                      work in process                                 $3,521,751          $4,355,016
                    Finished goods                                     6,596,311           6,135,131
                    ---------------------------------- -------------------------- -------------------
                                                                      10,118,062          10,490,147
                    LIFO Reserve                                     (1,076,111)         (1,076,111)
                    ---------------------------------- -------------------------- -------------------
                                                                      $9,041,951          $9,414,036
                    ================================== ========================== ===================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2000 and June 30, 2000, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed that after age 70, Mr. John C. Koss shall receive his current base salary for the remainder of his life. Mr. Koss turned 70 this calendar year and the Company is currently recognizing an annual expense of $150,000 in connection with this agreement. At September 30, 2000 and June 30, 2000, respectively, the related liabilities in the amounts of $1,074,080 and $1,045,310 have been included in deferred compensation and other liabilities in the accompanying consolidated balance sheets.



                                   7 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - September 30, 2000
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash provided by operating activities during the three months ended September 30, 2000 amounted to $2,229,566. The decrease in working capital of $2,426,146 from the balance at June 30, 2000 represents primarily the net effect of a decrease in cash and inventories, and increases in accounts receivables and accounts payables.

Capital expenditures for new property and equipment (including production tooling) were $119,329 for the quarter. Budgeted capital expenditures for fiscal year 2001 are $1,123,100. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $17,966,787 at September 30, 2000, from $20,493,633 at June 30, 2000. The decrease reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the quarter.

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at September 30, 2000 and June 30, 2000.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000 of the Company's common stock (net purchase price). The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the quarter ended September 30, 2000, the Company purchased 207,000 shares of its common stock at an average price of $19.26 per share, and retired all such shares.



                                     8 of 11

From the commencement of the Company's stock repurchase program through September 30, 2000, the Company has purchased and retired a total of 2,022,498 shares for a total gross purchase price of $25,524,831 (representing an average gross purchase price of $12.62 per share) and a total net purchase price of $22,628,109 (representing an average net purchase price of $11.19 per share). The difference between the total gross purchase price and the total net purchase price reflects the lower cost to the Company of purchasing stock from certain employees who have exercised stock options pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 2000, the ESOP did not purchase any shares of the Company's stock.

Results of Operations

Net sales for the quarter ended September 30, 2000 were $9,713,939 compared with $8,393,253 for the same period in 1999, an increase of $1,320,686.

Gross profit as a percent of net sales was 41% for the quarter ended September 30, 2000 compared with 41% in the prior year.

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $2,049,787 or 21% of net sales, as against $1,830,587 or 22% of net sales for the same period in 1999.

For the quarter ended September 30, 2000, income from operations was $1,902,460 versus $1,649,389 for the same period in 1999, an increase of $253,071.

Interest expense amounted to $7,816 for the quarter as compared to $0 for the same period in the prior year.

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

             (a) On October 19, 2000 an Annual Meeting of Stockholders was held.

             (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

             (c) There were 2,163,369 shares of common stock eligible to vote at the Annual Meeting, of which 1,981,079 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:


                                                                     Number of Votes   Broker
                                                                     ---------------   ------
                                                                     For    Withheld   Non-Votes
                                                                     ---    --------   ---------

                           Nominees for 1-year terms
                           ending in 2001:

                           John C. Koss                           1,973,744   7,135       0
                           Thomas L. Doerr                        1,976,106   4,773       0
                           Victor L. Hunter                       1,977,204   3,675       0
                           Michael J. Koss                        1,977,950   2,929       0
                           Lawrence S. Mattson                    1,977,657   3,222       0
                           Martin F. Stein                        1,976,504   4,375       0
                           John J. Stollenwerk                    1,977,704   3,175       0




                                                                    Number of Votes           Broker
                                                                    ---------------           ------
                                                                 For   Against      Abstain   Non-Votes
                                                                 ---   -------      -------   ---------
                           Appointment of
                           PricewaterhouseCoopers LLP
                           as independent auditors
                           for the year ended
                           June 30, 2001                      1,979,599  449        1,031        0



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


                                                     KOSS CORPORATION



                  Dated:   11/10/00          /s/ Michael J. Koss
                           --------         ------------------------------------
                                            Michael J. Koss
                                            Vice Chairman, President,
                                            Chief Executive Officer,
                                            Chief Financial Officer

                  Dated:   11/10/00         /s/ Sue Sachdeva
                           --------         ------------------------------------
                                            Sue Sachdeva
                                            Vice President--Finance






                                    11 of 11