Form 10-Q
period 2000-12-31
KOSS CORP
filed 2001-02-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended December 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 2000, there were 2,111,619 shares outstanding of the Registrant's common stock, $0.01 par value per share.








                                    1 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2000


                                      INDEX



                                                                                              Page

PART I   FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited)
                    December 31, 2000 and June 30, 2000                                         3

                    Condensed Consolidated Statements
                    of Income (Unaudited)
                    Three months and six months ended
                    December 31, 2000 and 1999                                                  4

                    Condensed Consolidated Statements of Cash
                    Flows (Unaudited)
                    Six months ended December 31, 2000 and 1999                                 5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) December 31, 2000                                    6-7

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               8-10


PART II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security-Holders                          11

         Item 6     Exhibits and Reports on Form 8-K                                             11










                                     2 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                  December 31, 2000      June 30, 2000
                                                                               ----------------------------------------
ASSETS
  Current Assets:
     Cash                                                                            $   427,135          $ 3,164,401
     Accounts receivable                                                               9,069,810            8,228,185
     Inventories                                                                       9,296,273            9,414,036
     Income taxes receivable                                                             669,706              244,755
     Other current assets                                                              1,131,786            1,201,001
---------------------------------------------------------------------------------------------------------------------
       Total current assets                                                           20,594,710           22,252,378

  Property and Equipment, net                                                          1,684,530            1,564,302
  Intangible and Other Assets                                                          1,216,622            1,227,627
---------------------------------------------------------------------------------------------------------------------
                                                                                     $23,495,862          $25,044,307
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                                                $   735,767          $   570,567
     Accrued liabilities                                                               1,394,916            1,007,443
---------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                       2,130,683            1,578,010

  Deferred Compensation and Other Liabilities                                          1,540,204            1,482,664
  Contingently Redeemable Equity Interest                                              1,490,000            1,490,000
  Stockholders' Investment                                                            18,334,975           20,493,633
---------------------------------------------------------------------------------------------------------------------
                                                                                     $23,495,862          $25,044,307
=====================================================================================================================


See accompanying notes.
















                                     3 of 12

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months                     Six Months
Period Ended December 31                                  2000        1999              2000          1999
-----------------------------------------------------------------------------------------------------------------
Net sales                                             $10,268,218    $ 8,582,606      $19,982,157    $16,975,859
Cost of goods sold                                      6,190,076      5,286,557       11,951,768     10,199,834
----------------------------------------------------------------------------------------------------------------
Gross profit                                            4,078,142      3,296,049        8,030,389      6,776,025
Selling, general and
  administrative expense                                2,238,820      1,927,023        4,288,607      3,757,610
----------------------------------------------------------------------------------------------------------------
Income from operations                                  1,839,322      1,369,026        3,741,782      3,018,415
Other income (expense)
  Royalty income                                          379,804        456,747          673,692        731,379
  Interest income                                          13,495         18,573           58,882         35,372
  Interest expense                                         (3,381)             0          (11,197)             0
----------------------------------------------------------------------------------------------------------------
Income before income tax provision                      2,229,240      1,844,346        4,463,159      3,785,166
Provision for income taxes                                854,289        705,137        1,704,217      1,462,340
----------------------------------------------------------------------------------------------------------------
  Net income                                          $ 1,374,951    $ 1,139,209      $ 2,758,942    $ 2,322,826
================================================================================================================
Earnings per common share:
  Basic                                                     $0.64          $0.43            $1.26          $0.87
  Diluted                                                   $0.61          $0.42            $1.20          $0.85
================================================================================================================
Dividends per common share                                   None           None             None           None
================================================================================================================



See accompanying notes.





















                                     4 of 12

                       KOSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



Six Months Ended December 31                                               2000              1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                            $ 2,758,942        $ 2,322,826
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       Depreciation and amortization                                        361,208            426,740
       Deferred compensation                                                 57,540             57,540
       Net changes in operating assets and
         liabilities                                                       (516,598)          (132,950)
------------------------------------------------------------------------------------------------------
  Net cash provided by operating
    activities                                                            2,661,092          2,674,156
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                             (480,758)          (226,603)
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Purchase and retirement of common stock                                (5,046,913)        (2,648,580)
  Exercise of stock options                                                 129,313            228,124
------------------------------------------------------------------------------------------------------
    Net cash used in financing
      activities                                                         (4,917,600)        (2,420,456)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                          (2,737,266)            27,097
Cash at beginning of period                                               3,164,401          1,171,504
------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $   427,135        $ 1,198,601
======================================================================================================


See accompanying notes.














                                     5 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                December 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made. The income from operations for the quarter ended December 31, 2000 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2000 and 1999 were 2,131,147 and 2,636,092, respectively. For the six months ended December 31, 2000 and 1999, weighted average number of common shares outstanding were 2,183,597 and 2,661,442, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 118,468 and 57,639 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 2000 and 1999, respectively. Common stock equivalents of 106,673 and 58,375 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 2000 and 1999, respectively.

















                                     6 of 12

3.       INVENTORIES

         The classification of inventories is as follows:

                                                               December 31, 2000       June 30, 2000
                    ---------------------------------------------------------------------------------
                    Raw materials and
                      work in process                                $ 4,022,206         $ 4,355,016
                    Finished goods                                     6,350,178           6,135,131
                    --------------------------------------------------------------------------------
                                                                      10,372,384          10,490,147
                    LIFO Reserve                                      (1,076,111)         (1,076,111)
                    --------------------------------------------------------------------------------
                                                                     $ 9,296,273         $ 9,414,036
                    ================================================================================




4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2000 and June 30, 2000, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed that after age 70, Mr. John C. Koss shall receive his current base salary for the remainder of his life. Mr. Koss has turned 70 and the Company is currently recognizing an annual expense of $150,000 in connection with this agreement. At December 31, 2000 and June 30, 2000, respectively, the related liabilities in the amounts of $1,102,850 and $1,045,310 have been included in deferred compensation and other liabilities in the accompanying consolidated balance sheets.
















                                     7 of 12

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2000
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

Cash provided by operating activities during the three months ended December 31, 2000 amounted to $2,661,092. The decrease in working capital of $2,210,341 from the balance at June 30, 2000 represents primarily the net effect of a decrease in cash and inventories, and increases in accounts payable, accounts receivable and accrued liabilities.

Capital expenditures for new property and equipment (including production tooling) were $480,758 for the six months. Budgeted capital expenditures for fiscal year 2001 are $1,123,100. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $18,334,975 at December 31, 2000, from $20,493,633 at June 30, 2000. The decrease reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the quarter.

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at December 31, 2000 and June 30, 2000.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. In January of 2001, the Board of Directors approved an additional $3,000,000 for the stock repurchase program, increasing the maximum amount of repurchases under the entire repurchase program to $28,000,000, calculated on a net purchase price basis. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. All shares repurchased by the Company are retired and returned to the status of authorized but unissued shares.


                                     8 of 12

For the quarter ended December 31, 2000, the Company purchased 47,000 shares of its common stock in multiple transactions for a total purchase price of $1,059,788, representing an average price of $22.55 per share.

From the commencement of the Company's stock repurchase program through December 31, 2000, the Company has purchased and retired a total of 2,069,498 shares for a total gross purchase price of $26,584,620 (representing an average gross purchase price of $12.85 per share) and a total net purchase price of $23,687,898 (representing an average net purchase price of $11.45 per share). The difference between the total gross purchase price and the total net purchase price reflects the lower cost to the Company of purchasing stock from certain employees who have exercised stock options pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended December 31, 2000, the ESOP did not purchase any shares of the Company's stock.

Results of Operations

Net sales for the second quarter ended December 31, 2000 rose 20% to $10,268,218 from $8,582,606 for the same period in 1999. Net sales for the six months ended December 31, 2000 were $19,982,157 up 18% compared with $16,975,859 during the same six months one year ago.

Gross profit as a percent of net sales was 40% for the quarter ended December 31, 2000 compared with 38% for the same period in the prior year. For the six month period ended December 31, 2000, the gross profit percentage was 40% compared with 40% for the same period in 1999.

Selling, general and administrative expenses for the quarter ended December 31, 2000 were $2,238,820 or 22% of net sales, as against $1,927,023 or 22% of net sales for the same period in 1999. For the six month period ended December 31, 2000, such expenses were $4,288,607 or 21% of net sales, as against $3,757,610 or 22% of net sales, for the same period in 1999.

For the second quarter ended December 31, 2000, income from operations was $1,839,322 versus $1,369,026 for the same period in the prior year. Income from operations for the six months ended December 31, 2000 was $3,741,782 as compared to $3,018,415 for the same period in 1999.

Interest expense amounted to $3,381 for the quarter as compared to $0 for the same period in the prior year. For the six month period, the interest expense amounted to $11,197 compared with $0 for the same period in the prior year.










                                     9 of 12

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers North America, Central America, and South America. The products covered by this License Agreement include various consumer electronics products. Pursuant to this License Agreement, Jiangsu agreed to make royalty payments through December 31, 2000, subject to certain minimum royalty amounts due each year. The Company is currently in final negotiations with Jiangsu to extend the term of this License Agreement.

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





Item 6      Exhibits and Reports on Form 8-K


            (a)  Reports on Form 8-K
                 There were no reports on Form 8-K filed by the Company during the period covered by this report.



                                    11 of 12

                                   Signatures

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                            KOSS CORPORATION



                  Dated:   2/13/01          /s/ Michael J. Koss
                           -------          -------------------
                                            Michael J. Koss
                                            Vice Chairman, President,
                                            Chief Executive Officer,
                                            Chief Financial Officer

                  Dated:   2/13/01          /s/ Sue Sachdeva
                           -------          ----------------
                                            Sue Sachdeva
                                            Vice President--Finance






























                                    12 of 12