Form 10-Q
period 2001-03-31
KOSS CORP
filed 2001-05-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2001
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2001, there were 2,002,678 shares outstanding of the Registrant's common stock, $0.01 par value per share.





                                     1 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2001


                                      INDEX


                                                                                      Page
PART I   FINANCIAL INFORMATION
                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets
                             March 31, 2001 (Unaudited) and June 30, 2000               3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months and nine months ended
                             March 31, 2001 and 2000                                    4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Nine months ended March 31, 2001 and 2000                  5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) March 31, 2001                      6-7

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              8-10


PART II           OTHER INFORMATION

                  Item 6     Exhibits and Reports on Form 8-K                           11








                                     2 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    March 31, 2001          June 30, 2000
                                                                                     (Unaudited)
                                                                          -----------------------------------------------
ASSETS
     Current Assets:
          Cash                                                                         $   644,617           $ 3,164,401
          Accounts receivable                                                            7,321,632             8,228,185
          Inventories                                                                    8,357,527             9,414,036
          Income taxes receivable                                                          687,219               244,755
          Other current assets                                                           1,131,644             1,201,001
-------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                     18,142,639            22,252,378

     Property and Equipment, net                                                         1,630,681             1,564,302
     Intangible and Other Assets                                                         1,284,223             1,227,627
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $21,057,543           $25,044,307
=========================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                             $   644,906           $   570,567
          Accrued liabilities                                                            1,204,851             1,007,443
-------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                 1,849,757             1,578,010

     Deferred compensation and other liabilities                                         1,568,974             1,482,664
     Contingently redeemable equity interest                                             1,490,000             1,490,000
     Stockholders' investment                                                           16,148,812            20,493,633
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $21,057,543           $25,044,307
=========================================================================================================================


See accompanying notes.





                                     3 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months                          Nine Months
Period Ended March 31                             2001            2000              2001             2000
---------------------------------------------------------------------------------------------------------------
Net sales                                     $ 8,035,929      $ 8,289,742      $28,018,086       $25,265,601
Cost of goods sold                              4,619,742        4,748,926       16,571,510        14,948,760
---------------------------------------------------------------------------------------------------------------
Gross profit                                    3,416,187        3,540,816       11,446,576        10,316,841
Selling, general and
  administrative expense                        1,553,013        1,999,384        5,841,620         5,756,994
---------------------------------------------------------------------------------------------------------------
Income from operations                          1,863,174        1,541,432        5,604,956         4,559,847
Other income (expense)
  Royalty income                                  116,277          240,802          789,969           972,181
  Interest income                                  21,965           22,363           80,847            57,735
  Interest expense                                (3,282)                0         (14,479)                 0
---------------------------------------------------------------------------------------------------------------
Income before income
  tax provision                                 1,998,134        1,804,597        6,461,293         5,589,763
Provision for income taxes                        762,432          701,949        2,466,649         2,164,289
---------------------------------------------------------------------------------------------------------------
  Net income                                  $ 1,235,702      $ 1,102,648      $ 3,994,644       $ 3,425,474
===============================================================================================================
Earnings per common share:
  Basic                                       $      0.59      $      0.45      $      1.86       $      1.32
  Diluted                                     $      0.56      $      0.44      $      1.76       $      1.29
---------------------------------------------------------------------------------------------------------------
Dividends per common share                           None             None             None              None
---------------------------------------------------------------------------------------------------------------


See accompanying notes.







                                     4 of 11

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Nine Months Ended March 31                                                 2001               2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                        $  3,994,644        $ 3,425,474
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                                468,337            635,011
               Deferred compensation                                         86,310             86,310
               Net changes in operating assets and
                    liabilities                                           1,788,635          2,145,325
-------------------------------------------------------------------------------------------------------
     Net cash provided by operating
           activities                                                     6,337,926          6,292,120
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                      (518,245)          (279,405)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Purchase and retirement of common stock                            (8,512,653)        (5,392,754)
     Exercise of stock options                                              173,188            482,080
-------------------------------------------------------------------------------------------------------
     Net cash used in financing
               activities                                               (8,339,465)        (4,910,674)
-------------------------------------------------------------------------------------------------------
Net decrease in cash                                                    (2,519,784)          1,102,041
Cash at beginning of period                                               3,164,401          1,171,504
-------------------------------------------------------------------------------------------------------
Cash at end of period                                                  $    644,617        $ 2,273,545
=======================================================================================================


See accompanying notes.






                                     5 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts and are subject to audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2001 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2000, Annual Report on Form 10-K.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2001 and 2000 were 2,083,638 and 2,460,567, respectively. For the nine months ended March 31, 2001 and 2000, weighted average number of common shares outstanding were 2,150,456 and 2,595,184, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 130,398 and 60,052 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 2001 and 2000, respectively. Common stock equivalents of 116,310 and 59,432 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 2001 and 2000, respectively.








                                     6 of 11

3.       INVENTORIES

         The classification of inventories is as follows:

                                                                    March 31, 2001     June 30, 2000
                    ---------------------------------------------------------------------------------
                    Raw materials and
                      work in process                                 $3,552,970         $ 4,355,016
                    Finished goods                                     5,880,668           6,135,131
                    ---------------------------------------------------------------------------------
                                                                       9,433,638          10,490,147
                    LIFO Reserve                                      (1,076,111)         (1,076,111)
                    ---------------------------------------------------------------------------------
                                                                      $8,357,527         $ 9,414,036
                    =================================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note, payable over 4 years, at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2001 and June 30, 2000, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       DEFERRED COMPENSATION

         In 1991, the Board of Directors agreed that after age 70, Mr. John C. Koss shall receive his current base salary for the remainder of his life. Mr. Koss has turned 70 and the Company is currently recognizing an annual expense of $150,000 in connection with this agreement. At March 31, 2001 and June 30, 2000, respectively, the related liabilities in the amounts of $1,131,620 and $1,045,310 have been included in deferred compensation and other liabilities on the accompanying balance sheets.







                                     7 of 11

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2001
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash used by operating activities during the nine months ended March 31, 2001 amounted to $6,337,926. The decrease in working capital of $4,381,486 from the balance at June 30, 2000 represents primarily the net effect of a decrease in cash, inventories and accounts receivable with an increase in accounts payable and accrued liabilities.

Capital expenditures for new property and equipment (including production tooling) were $518,245 for the nine months. Budgeted capital expenditures for fiscal year 2001 are $1,123,100. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $16,148,812 at March 31, 2001, from $20,493,633 at June 30, 2000. The decrease reflects the effect of net income, the purchase and retirement of common stock, and the exercise of stock options for the quarter.

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at March 31, 2001 and June 30, 2000.

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

                                     8 of 11

For the quarter ended March 31, 2001, the Company purchased 116,441 shares of its common stock in multiple transactions for a total purchase price of $3,462,689, representing an average price of $29.73 per share.

From the commencement of the Company's stock repurchase program through March 31, 2001, the Company has purchased and retired a total of 2,185,939 shares for a total gross purchase price of $30,047,308 (representing an average gross purchase price of $11.21 per share) and a total net purchase price of $27,150,586 (representing an average net purchase price of $10.13 per share). The difference between the total gross purchase price and the total net purchase price reflects the lower cost to the Company of purchasing stock from certain employees who have exercised stock options pursuant to the Company's stock option program. In determining the total dollar amount available for purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended March 31, 2001, the ESOP did not purchase any shares of the Company's stock.


Results of Operations

Net sales for the third quarter ended March 31, 2001 fell 3% to $8,035,925 from $8,289,742 for the same period in 2000. Net sales for the nine months ended March 31, 2001 were $28,018,086 up 11% compared with $25,265,601 during the same nine months one year ago.

Gross profit as a percent of net sales was 43% for the quarter ended March 31, 2001 compared with 43% for the same period in the prior year. For the nine month period ended March 31, 2001, the gross profit percentage was 41% compared with 41% for the same period in 2000.

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $1,553,013 or 19% of net sales, as against $1,999,384 or 24% of net sales for the same period in 2000. For the nine month period ended March 31, 2001, such expenses were $5,841,620 or 21% of net sales, as against $5,756,994 or 23% of net sales, for the same period in 2000.

For the third quarter ended March 31, 2001, income from operations was $1,863,174 versus $1,541,432 for the same period in the prior year. Income from operations for the nine months ended March 31, 2001 was $5,604,956 as compared to $4,559,847 for the same period in 2000.

Interest expense amounted to $3,282 for the quarter as compared to $0 for the same period in the prior year. For the nine month period, the interest expense amounted to $14,479 compared with $0 for the same period in the prior year.





                                     9 of 11

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement was recently amended to cover the territories of the United States, Canada and Mexico. This License Agreement was also renewed through December 31, 2001, and is subject to renewal for additional 1 year periods upon mutual agreement of the parties thereto. The products covered by this License Agreement include various consumer electronics products.

Effective July 1, 1998, the Company entered into a License Agreement and an Addendum thereto with Logitech Electronics Inc. ("Logitech") of Ontario, Canada whereby the Company licensed to Logitech the right to sell multimedia/computer speakers under the Koss brand name. This License Agreement covers North America and certain countries in South America and Europe. This License Agreement was recently amended and extended, and requires royalty payments by Logitech through June 30, 2008, subject to certain minimum royalty amounts due each year.












                                    10 of 11

PART II  OTHER INFORMATION


Item 6            Exhibits and Reports on Form 8-K

                  (a)   Exhibits Filed
                        Fifth Amendment to License Agreement
                        Consent of Guarantor
                        Amendment and Extension Agreement

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


                                                     KOSS CORPORATION



                  Dated: 5/14/01                      /s/ Michael J. Koss
                         -------                     ---------------------------
                                                     Michael J. Koss
                                                     Vice Chairman, President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                  Dated: 5/14/01                     /s/ Sue Sachdeva
                         -------                     ---------------------------
                                                     Sue Sachdeva
                                                     Vice President--Finance







                                    11 of 11