Form 10-K405
period 2001-06-30
KOSS CORP
filed 2001-08-22
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KOSS CORPORATION                                                              Commission file number 0-3295
---------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

A Delaware Corporation                                                                  391168275
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin                                   53212
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip Code)

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
                                        YES  X  NO
                                            ---    ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 1, 2001 was approximately $66,074,852 (based on the $34.00 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on August 1, 2001). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on August 1, 2001 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On August 1, 2001, 1,943,378 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this Report.



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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                     2001       2000       1999
                                     ----       ----       ----

         Stereophones                 94%        91%        97%

The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 18,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

Management believes that it has sources of raw materials that are adequate for its needs.

The Company regularly applies for registration of its trademarks in various countries, and over the years the Company has had numerous trademarks registered in various countries and numerous patents issued in various countries. Certain of the Company's trademarks are of material value and importance to the conduct of its business. Although the Company considers protection of its proprietary developments important, the Company's business is not, in the opinion of management, materially dependent upon any single patent.

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 52% of sales occurred in the first six months of the fiscal year and 48% of sales occurred in the latter six months of the fiscal year.

The Company's working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. The Company provides extended payment terms for product sales to certain customers. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company's current backlog of orders is not material in relation to annual net sales.

The Company markets its products to approximately 2,000 customers worldwide. During 2001, the Company's sales to its largest single customer, Tandy Corporation, were approximately 18% of total net sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses thereby reducing the impact on the Company's operating income. Although perhaps initially material, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company accounted for approximately 51% of total net sales in 2001.

Although competition in the stereophone market has increased this past year, the Company has maintained its competitive position as a leading marketer and producer of high fidelity stereophones in the United States. In the stereophone market, the Company competes directly with approximately five major competitors, several of whom are large and diversified and have greater total assets and resources than the Company.

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $89,000 during fiscal 2001 as compared with $227,000 during fiscal 2000 and $243,000 during fiscal 1999. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 2001, the Company employed 111 people. The Company also utilizes temporary personnel to meet seasonal production demands.

Foreign Sales.

International markets are serviced through manufacturers' representatives or independent distributors with product produced in the United States. In the opinion of management, the Company's competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market. For further information, see Note 9 to the consolidated financial statements accompanying this Form 10-K.


Item 2.  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increased the rent from $280,000 per year to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

All facilities are in good repair and, in the opinion of management, are suitable for the Company's purposes.


Item 3.  LEGAL PROCEEDINGS.

Neither Koss nor its subsidiaries are subject to any material legal proceedings in management's opinion.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The NASDAQ Stock Market under the trading symbol "KOSS". There were approximately 951 holders of the Company's common stock as of August 1, 2001. No dividends have been paid for the years ended June 30, 2001, 2000, and 1999. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years are shown below.

                                 Fiscal Year 2001               Fiscal Year 2000
                                -----------------               -----------------
Quarter                          High       Low                  High       Low
-------                         -----------------               -----------------

First                           $20.375   $15.125               $15.000   $10.625
Second                          $31.750   $18.875               $15.750   $ 9.125
Third                           $31.000   $20.250               $16.000   $13.750
Fourth                          $40.000   $27.563               $18.250   $13.000



The Company paid no cash dividends on its stock for the periods set forth above; however, on July 25, 2001, the Company issued a press release announcing the Company's intent to begin paying quarterly dividends beginning with the quarter ending September 30, 2001. The full text of the Form 8-K and the press release are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.


                                          2001            2000             1999            1998             1997
----------------------------------------------------------------------------------------------------------------------
Net sales                               $38,609,335      $35,401,533     $33,776,039      $41,311,207     $40,413,509

Net income                               $5,687,521       $4,953,461      $4,318,189       $5,477,629      $3,587,688

Earnings per common share:
  Basic                                       $2.70            $1.95           $1.41            $1.68           $1.09
  Diluted                                     $2.56            $1.90           $1.39            $1.65           $1.07

Total assets                            $21,496,328      $25,044,307     $25,721,696      $32,028,769     $26,332,923

Long-term debt                                   $0               $0              $0       $2,746,000      $1,221,000




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

During 2001, cash provided by operations was $8,923,853. Working capital was $14,725,834 at June 30, 2001. The decrease in working capital of $5,948,534 from the balance at June 30, 2000 represents primarily the net effect of a decrease in cash and inventories and an increase in payables.

Capital expenditures for new property and equipment including production tooling were $814,851, $349,620, and $421,251, in 2001, 2000, and 1999, respectively.
Depreciation charges totaled $599,526, $654,916, and $614,184, for the same fiscal years. Budgeted capital expenditures for fiscal year 2002 are $1,240,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $14,939,429 at June 30, 2001 from $20,493,633 at June 30, 2000. The decrease reflects primarily the effect of the purchase and retirement of common stock offset by current year income and the exercise of stock options during the year. No cash dividends have been paid since the first quarter of fiscal 1984. On July 25, 2001, the Company announced a quarterly cash dividend of $0.25 per share for stockholders of record on September 30, 2001, to be paid October 15, 2001.

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 2001, June 30, 2000, and June 30, 1999.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. In January of 2001 the Board of Directors approved an increase in the stock repurchase program from $25,000,000 to $28,000,000, another increase in April of 2001 of an additional $3,000,000, and an additional increase of $3,000,000 in July of 2001 for a maximum of $34,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 2001, the Company purchased 462,241 shares of its common stock at an average gross price of $25.14 per share (and an average net price of $23.36 per share), and retired all such shares.

From the commencement of the Company's stock repurchase program through June 30, 2001, the Company has purchased and retired a total of 2,277,739 shares for a total gross purchase price of $33,160,608 (representing an average gross purchase price of $14.56 per share) and a total net purchase price of $29,437,035 (representing an average net purchase price of $12.92 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

2001 RESULTS COMPARED WITH 2000

Net sales for 2001 were $38,609,335 compared with $35,401,533 in 2000, an increase of $3,207,802 or 9%. The increase was the result of higher sales volume of current products as well as the introduction of new products.

Gross profit was $15,572,208 or 40% in 2001 compared with $13,558,016 or 38.3%
in 2000. The improved gross profit is the result of product mix and favorable raw material prices.

Selling, general and administrative expenses for 2001 were $7,446,119 compared with $6,947,013 in 2000, an increase of $499,106 or 7%. This increase was a result of the Company experiencing higher expenses associated with higher sales for the fiscal year.

Income from operations was $8,126,089 in 2001 compared with $6,611,003 in 2000, an increase of 22.9%. Interest income was $85,423 in 2001 compared with $102,139 in 2000, a decrease of 16.4%. Interest income fluctuates in relation to cash balances on hand throughout the year. Interest expense for 2001 was $15,465 compared with $24,244 in 2000.

Royalty income was $1,010,026 in 2001 compared with $1,283,563 in 2000, a decrease of 21.3%. The decrease in royalty income was a result of a reduction of territories under certain royalty agreements.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2002. Pursuant to this License Agreement, Jiangsu has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products.

Effective July 1, 1998, the Company entered into a License Agreement and an Addendum thereto with Logitech Electronics Inc. ("Logitech") of Ontario, Canada whereby the Company licensed to Logitech the right to sell multimedia/computer speakers under the Koss brand name. This License Agreement covers North America and certain countries in South America and Europe, requiring royalty payments by Logitech through June 30, 2008, subject to certain minimum annual royalty amounts.

Income taxes are discussed in Note 5 to the consolidated financial statements.

2000 RESULTS COMPARED WITH 1999

Net sales for 2000 were $35,401,533 compared with $33,776,039 in 1999, an increase of $1,625,494 or 5%. The increase was the result of higher sales volume of current products as well as the introduction of new products.

Gross profit was $13,558,016 or 38.3% in 2000 compared with $12,855,894 or 38.1%
in 1999.

Selling, general and administrative expenses for 2000 were $6,947,013 compared with $7,225,340 in 1999, a decrease of $278,327 or 3.9%. This decrease was a result of the Company realizing lower bad debt expenses as compared to last year.

Income from operations was $6,611,003 in 2000 compared with $5,630,554 in 1999, an increase of 17.4%. Interest income was $102,139 in 2000 compared with $33,373 in 1999, an increase of 206.1%. Interest income fluctuates in relation to cash balances on hand throughout the year. Interest expense for 2000 was $24,244 compared with $67,932 in 1999. This decrease was due to decreased levels of borrowings during the fiscal year.

Royalty income was $1,283,563 in 2000 compared with $1,403,194 in 1999, a decrease of 8.5%. The decrease in royalty income was a result of the expiration of a licensing agreement with Trabelco N.V. on December 31, 1998.

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

Income taxes are discussed in Note 5 to the consolidated financial statements.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. EITF No. 00-25 is effective for the Company's fiscal quarters beginning on January 1, 2002 and requires reclassification of prior periods. The Company is currently evaluating the impact of implementing EITF No. 00-25.


MANAGEMENT'S REPORT

The consolidated financial statements and related financial information included in this report are the responsibility of management as to preparation, presentation and reliability. Management believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and necessarily include amounts that are based on best estimates and judgments.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001 and the notes thereto, and the report of independent accountants thereon are set forth on pages 13 to 24.

Selected unaudited quarterly financial data is as follows:



                                                                          Quarter
                                                                          -------
2001                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 9,879,638     $10,348,476      $ 8,195,114     $10,186,107
Gross profit                                      3,952,247       4,078,142        3,416,187       4,125,632
Net income                                        1,383,991       1,374,951        1,235,702       1,692,877
Earnings per common share:
   Basic (1)                                          $ .62           $ .64            $ .59           $ .86
   Diluted (1)                                          .59             .61              .56             .81

                                                                          Quarter
                                                                          -------
2000                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 8,505,393     $ 8,700,959      $ 8,449,773     $ 9,745,408
Gross profit                                      3,479,976       3,296,049        3,540,816       3,241,175
Net income                                        1,183,617       1,139,209        1,102,648       1,527,987
Earnings per common share:
   Basic (1)                                          $ .44           $ .43            $ .45           $ .64
   Diluted (1)                                          .43             .42              .44             .62


(1) Due to the use of weighted average shares outstanding each quarter for computing net income per share, the sum of the quarterly per share amounts does not equal the per share amount for the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which 2001 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 2001 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" section of the 2001 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 2001 Proxy Statement.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


a.      The following documents are filed as part of this report:

        1.   Financial Statements
             The following consolidated financial statements of Koss Corporation are set forth on pages 13 to 24:

                Report of Independent Accountants............................................................13
                Consolidated Statements of Income for the Years
                     Ended June 30, 2001, 2000, and 1999.....................................................14
                Consolidated Balance Sheets as of June 30, 2001 and 2000.....................................15
                Consolidated Statements of Cash Flows
                     for the Years Ended June 30, 2001, 2000, and 1999.......................................16
                Consolidated Statements of Stockholders' Investment
                     for the Years Ended June 30, 2001, 2000, and 1999.......................................17
                Notes to Consolidated Financial Statements...................................................18


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

             10.18 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

             10.19    Fourth Amendment to License Agreement dated as of May 29,
                      1998.

             10.20    Fifth Amendment to License Agreement dated March 30, 2001.

             10.21    Sixth Amendment to License Agreement dated August 15,
                      2001.

             10.22 License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

             10.23 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997).

             10.24    Amendment to Lease.

             10.25    Partial Assignment, Termination and Modification of Lease.

             10.26    Restated Lease.

             22       List of Subsidiaries of Koss Corporation.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report; however, the Company filed a report on Form 8-K on July 27, 2001 announcing the Company's intent to begin paying quarterly dividends beginning with the quarter ending September 30, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 10, 2001, except for Note 12 for
  which the date is July 25, 2001

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,                                              2001              2000             1999
-------------------------------------------------------------------------------------------------------------
Net sales                                                     $38,609,335       $35,401,533      $33,776,039
Cost of goods sold                                             23,037,127        21,843,517       20,920,145
-------------------------------------------------------------------------------------------------------------
Gross profit                                                   15,572,208        13,558,016       12,855,894
Selling, general, and
  administrative expense                                        7,446,119         6,947,013        7,225,340
-------------------------------------------------------------------------------------------------------------
Income from operations                                          8,126,089         6,611,003        5,630,554
Other income (expense)
  Royalty income                                                1,010,026         1,283,563        1,403,194
  Interest income                                                  85,423           102,139           33,373
  Interest expense                                               (15,465)          (24,244)         (67,932)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                      9,206,073         7,972,461        6,999,189
Provision for income taxes (note 5)                             3,518,552         3,019,000        2,681,000
-------------------------------------------------------------------------------------------------------------
Net income                                                    $ 5,687,521       $ 4,953,461      $ 4,318,189
=============================================================================================================
Earnings per common share:
  Basic                                                             $2.70             $1.95            $1.41
  Diluted                                                           $2.56             $1.90            $1.39
=============================================================================================================
Dividends per common share                                           None              None             None
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30,                                                                        2001                         2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                             $    181,678                 $  3,164,401
  Accounts receivable, less allowances of
    $301,252 and $252,194, respectively (note 11)                                     8,247,045                    8,228,185
  Inventories                                                                         8,496,010                    9,414,036
  Prepaid expenses                                                                      593,961                      562,028
  Income taxes receivable                                                               480,322                      244,755
  Deferred income taxes (note 5)                                                        340,973                      638,973
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             18,339,989                   22,252,378
-----------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                              1,031,574                      852,096
  Machinery, equipment, furniture, and fixtures                                       5,012,089                    4,910,652
  Tools, dies, molds, and patterns                                                    9,062,776                    8,689,732
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     15,106,439                   14,452,480
  Less--accumulated depreciation                                                     13,415,811                   12,888,178
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      1,690,628                    1,564,302
Deferred Income Taxes (note 5)                                                          557,135                      488,135
Other Assets                                                                            908,576                      739,492
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 21,496,328                 $ 25,044,307
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                 $  2,062,476                 $    570,567
  Accrued liabilities (note 6)                                                        1,551,679                    1,007,443
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         3,614,155                    1,578,010
-----------------------------------------------------------------------------------------------------------------------------
Contingently Redeemable Equity Interest (note 4)                                      1,490,000                    1,490,000
-----------------------------------------------------------------------------------------------------------------------------
Deferred Compensation                                                                 1,015,390                    1,045,310
-----------------------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                       437,354                      437,354
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (note 10)
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment (note 4):
  Common stock, $.01 par value,
    authorized 8,500,000 shares;
    issued and outstanding 1,943,378
    and 2,349,369 shares, respectively                                                   19,434                       23,494
  Contingently redeemable common stock                                               (1,490,000)                  (1,490,000)
  Undistributed retained earnings                                                    16,409,995                   21,960,139
-----------------------------------------------------------------------------------------------------------------------------
Total  stockholders' investment                                                      14,939,429                   20,493,633
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 21,496,328                 $ 25,044,307
=============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                                   2001                   2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                        $5,687,521             $4,953,461             $4,318,189
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                                    600,819                663,422                638,897
      Deferred income taxes                                            229,000               (294,027)                87,000
      Deferred compensation                                            115,080                115,080                115,080
      Other                                                            (61,001)                71,322                     --
      Net changes in operating assets and
        liabilities (note 7)                                         2,352,434              2,545,344              4,893,225
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by
          operating activities                                       8,923,853              8,054,602             10,052,391
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                        (814,851)              (349,620)              (421,251)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments under line of credit agreement                                 --                     --             (9,443,000)
  Borrowings under line of credit agreement                                 --                     --              6,697,000
  Exercise of stock options                                            535,798                774,262                214,365
  Purchase and retirement of treasury stock                        (11,627,523)            (6,486,347)            (5,942,779)
-----------------------------------------------------------------------------------------------------------------------------
      Net cash used in
        financing activities                                       (11,091,725)            (5,712,085)            (8,474,414)
-----------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash                                   (2,982,723)             1,992,897              1,156,726
  Cash at beginning of year                                          3,164,401              1,171,504                 14,778
-----------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                               $  181,678             $3,164,401             $1,171,504
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                                        Accumulated
                                                           Common Stock             Undistributed          Other
                                                           ------------               Retained         Comprehensive
                                                      Shares          Amount          Earnings              Loss
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                 3,177,269        $ 31,773      $  24,120,709           $ (71,322)
  Net income                                                  --              --          4,318,189                  --
  Purchase and retirement of treasury stock             (488,650)         (4,887)        (5,937,892)                 --
  Exercise of stock options                               22,500             225            214,140                  --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                 2,711,119          27,111         22,715,146             (71,322)
  Net income                                                  --              --          4,953,461                  --
  Purchase and retirement of treasury stock             (435,500)         (4,355)        (6,481,992)                 --
  Exercise of stock options                               73,750             738            773,524                  --
  Foreign currency translation adjustment                     --              --                 --              71,322
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                 2,349,369          23,494         21,960,139                  --
  Net income                                                  --              --          5,687,521                  --
  Purchase and retirement of treasury stock             (462,241)         (4,622)       (11,622,901)                 --
  Exercise of stock options                               56,250             562            385,236                  --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                 1,943,378        $ 19,434      $  16,409,995           $      --
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 18,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 14% and 9% of the Company's accounts receivable at June 30, 2001 and 2000, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are satisfied, and accordingly, revenue is recognized upon shipment by the Company.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 2002 and 2008. These agreements require minimum annual royalty payments.

INVENTORIES--Substantially all of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out
(FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $981,018 and $1,076,111 higher than reported at June 30, 2001 and 2000, respectively.

The components of inventories at June 30 are as follows:


                                          2001              2000
        -------------------------------------------------------------
        Raw materials and
          work in process              $ 2,516,999       $ 3,903,626
        Finished goods                   5,979,011         5,510,410
        -------------------------------------------------------------
                                       $ 8,496,010       $ 9,414,036
        =============================================================




During 2001 and 2000, the Company liquidated certain LIFO layers, the effect of which did not have a significant impact on operating income.

PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

             Leasehold Improvements            10-15 years
             Machinery, Equipment,
              Furniture, and Fixtures           3-10 years
             Tools, Dies, Molds,
              and Patterns                       4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $89,000 in 2001, $227,000 in 2000, and $243,000 in 1999.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

SHIPPING AND HANDLING FEES AND COSTS--During the fourth quarter of fiscal year 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF No. 00-10, certain shipping and handling fees and costs which the Company had previously recorded on a net basis as a component of net sales are reflected in cost of goods sold, as appropriate.

ACCOUNTING PRONOUNCEMENTS--In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.

In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. EITF No. 00-25 is effective for the Company's fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The Company is currently evaluating the impact of implementing EITF No. 00-25.

RECLASSIFICATIONS--Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal years ended June 30, 2001, 2000, and 1999, were 2,104,041, 2,542,768, and 3,072,500, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 121,200, 59,716, and 39,327 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

3.  LONG-TERM DEBT

The Company amended its existing credit facility in December 1999, extending the maturity date of the unsecured line of credit to November 1, 2001. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There was no utilization of this credit facility at June 30, 2001 and 2000.

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

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:


                                                                              Range of Exercise            Weighted
                                                              Number of              Prices per             Average
                                                                 Shares                   Share      Exercise Price
        ------------------------------------------------------------------------------------------------------------
        Shares under option at July 1, 1998                     190,000            $5.32-$11.91               $9.02
               Granted                                          110,000           $10.00-$11.83              $11.42
               Exercised                                        (22,500)           $5.32-$10.83               $8.36
               Cancelled                                         (8,750)           $5.32-$10.83               $9.86
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 1999                    268,750            $5.32-$11.91              $10.03
               Granted                                           60,000           $13.45-$14.80              $14.24
               Exercised                                        (73,750)           $5.32-$10.83               $7.85
               Cancelled                                         (7,500)                 $10.00              $10.00
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 2000                    247,500            $5.32-$14.80              $11.70
               Granted                                           80,000           $33.51-$36.86              $35.60
               Exercised                                        (56,250)           $5.32-$13.45               $9.45
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 2001                    271,250           $10.20-$36.86              $19.22
        ============================================================================================================
        Options exercisable at June 30, 2001                     83,750           $10.20-$14.80              $12.00
        ============================================================================================================


The weighted average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2001, 2000 and 1999 was $10.61, $6.66 and $4.82, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the grant date during 2001, 2000 and 1999 was $15.80, $9.28 and $7.07, respectively. The weighted average remaining contractual life of these options approximates 5 years.

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). Under the provisions of FAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. FAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has adopted the disclosure-only provisions of FAS 123; accordingly, no compensation cost has been recognized for options granted under the stock-based compensation plan. Had compensation cost been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of FAS 123, the Company's pro forma net income and earnings per share would have been as presented below:


                                                                            2001           2000            1999
                                                                     ----------------------------------------------

        Net income - as reported                                         $5,687,521     $4,953,461      $4,318,189
        Net income - pro forma                                            5,238,951      4,602,345       4,073,710
        Earnings per common share - as reported
           Basic                                                              $2.70          $1.95           $1.41
           Diluted                                                             2.56           1.90            1.39
        Earnings per common share - pro forma
           Basic                                                              $2.49          $1.81           $1.33
           Diluted                                                             2.35           1.77            1.31



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                            2001           2000            1999
                                                                     ----------------------------------------------

        Expected stock price volatility                                      50.41%         56.09%          60.00%
        Risk free interest rate                                               4.97%          6.54%           5.17%
        Expected life of options                                         5.13 years     5.25 years      4.95 years



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

The provision for income taxes in 2001, 2000, and 1999 consists of the following:

         Year Ended June 30,                              2001                 2000                 1999
         ----------------------------------------------------------------------------------------------------
         Current:
           Federal                                      $2,716,552           $2,788,027           $2,200,000
           State                                           573,000              525,000              394,000
         Deferred                                          229,000             (294,027)              87,000
         ----------------------------------------------------------------------------------------------------
                                                        $3,518,552           $3,019,000           $2,681,000
         ====================================================================================================

The 2001, 2000, and 1999 tax provision results in an effective rate different than the federal statutory rate due to the following:



         Year Ended June 30,                              2001                 2000                 1999
         ----------------------------------------------------------------------------------------------------

         Federal income tax at
           statutory rate                               $3,130,000           $2,711,000           $2,380,000
         State income taxes, net of
           federal tax benefit                             378,000              346,000              260,000
         Other                                              10,552              (38,000)              41,000
         ----------------------------------------------------------------------------------------------------
         Total provision for
           income taxes                                 $3,518,552           $3,019,000           $2,681,000
         ====================================================================================================




Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:

                                                                          2001                      2000
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Assets
           Deferred compensation                                           $385,000                $  400,000
           Accrued expenses and reserves                                    357,000                   612,000
           Package design and trademarks                                    193,000                   190,000
           Other                                                              9,000                     9,000
         -----------------------------------------------------------------------------------------------------
                                                                            944,000                 1,211,000

         Deferred Tax Liabilities
           Royalties receivable/deferred                                    (11,000)                  (56,000)
           Equipment and leasehold improvements                             (35,000)                  (28,000)
         -----------------------------------------------------------------------------------------------------
         Net deferred tax asset                                            $898,000                $1,127,000
         =====================================================================================================

The net deferred tax asset at June 30, 2001 is comprised of a current asset of $340,973 and a long term asset of $557,135. The net deferred tax asset at June 30, 2000 is comprised of a current asset of $638,973 and a long term asset of $488,135.

6.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                            2001                      2000
         -----------------------------------------------------------------------------------------------------
         Salaries and wages                                              $  584,435                $  325,302
         Cooperative advertising
           and promotion allowances                                         463,314                   305,126
         Payroll taxes and
           employee benefits                                                186,738                   180,216
         Other                                                              317,192                   196,799
         -----------------------------------------------------------------------------------------------------
                                                                         $1,551,679                $1,007,443
         =====================================================================================================

7.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

                                                      2001                 2000                  1999
         -------------------------------------------------------------------------------------------------
         Accounts receivable                        $  (18,860)          $ (820,646)         $    980,300
         Inventories                                   918,026            3,541,082             6,530,940
         Prepaid expenses                              (31,933)             (48,128)               34,992
         Income taxes                                 (235,567)              21,574              (943,856)
         Other assets                                 (170,377)             (43,371)             (120,750)
         Accounts payable                            1,491,909             (221,218)           (1,165,092)
         Accrued liabilities                           399,236              116,051              (423,309)
         -------------------------------------------------------------------------------------------------
         Net change                                 $2,352,434           $2,545,344          $  4,893,225
         =================================================================================================

                                                           2001                 2000                  1999
                                                           ----                 ----                  ----
Net cash paid during the year for:
         Interest                                       $15,465              $24,244               $93,135
         Income taxes                                $3,675,119           $3,291,453            $3,563,054


8.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $94,000 in 2001, $0 in 2000, and $200,000 in 1999.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2001, 2000, and 1999, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for the years ended June 30, 2001, 2000, and 1999 were $180,000, $180,000, and $182,155, respectively.


9.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture, and sale of stereophones and related accessories.

The Company's export sales amounted to $3,575,021 during 2001, $3,129,872 during 2000, and $2,845,529 during 1999.

Sales to one customer, Tandy Corporation, were approximately 18% of total sales for the year ended June 30, 2001, and 16% and 17% for the years ended June 30, 2000, and 1999, respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. Rent expense, which includes this lease, approximated $424,000 in 2001, $454,000 in 2000, and $428,000 in 1999.

11.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 2001, 2000, and 1999 are summarized as follows:



     Year        Balance at Beginning         Charges Against/                                 Balance at End of
    Ending             of Period             (Credits To) Income          Deductions*               Period
    ------             ---------             -------------------          -----------               ------
     2001               $252,194                   $ 52,238                 $ 3,180                $301,252
     2000               $447,644                  ($ 37,178)                $158,272               $252,194
     1999               $556,290                   $254,000                 $362,646               $447,644


  *Represents charges against the allowance, net of recoveries.

The amounts included for advertising in selling, general, and administrative expenses in the accompanying statements of income were $207,776 in 2001, $235,257 in 2000, and $331,890 in 1999. Such costs are expensed as incurred.

12.  SUBSEQUENT EVENT

On July 25, 2001, the Company declared a quarterly cash dividend of $0.25 per share for stockholders of record on September 30, 2001 to be paid October 15, 2001.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995(the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-K, the words "anticipates," "believes," or "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION


By: /s/ Michael J. Koss                                        Dated: 8/15/01
   ------------------------------                                     -------
   Michael J. Koss,
   Vice Chairman
   President
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                        Dated: 8/15/01
   -----------------------------                                      -------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John C. Koss                                 /s/ Michael J. Koss
------------------------                         -------------------
John C. Koss, Director                           Michael J. Koss, Director
Dated: 8/15/01                                   Dated: 8/15/01
       -------                                          -------

/s/ Martin F. Stein                              /s/ Victor L. Hunter
-------------------                              --------------------
Martin F. Stein, Director                        Victor L. Hunter, Director
Dated: 8/16/01                                   Dated: 8/15/01
       -------                                          -------

/s/ John J. Stollenwerk
-----------------------                          --------------------
John J. Stollenwerk, Director                    Lawrence S. Mattson, Director
Dated: 8/15/01                                   Dated:
       -------                                          -------

/s/ Thomas L. Doerr
-----------------------
Thomas L. Doerr, Director
Dated: 8/16/01







The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND                                                      DIRECTORS
SENIOR MANAGEMENT
John C. Koss                                                      John C. Koss
Chairman of the Board                                             Chairman of the Board
                                                                  Koss Corporation
Michael J. Koss
Vice Chairman                                                     Thomas L. Doerr
President                                                         President
Chief Executive Officer                                           Doerr Corporation
Chief Operating Officer
Chief Financial Officer                                           Victor L. Hunter
                                                                  President
John C. Koss, Jr.                                                 Hunter Business Group, LLC
Vice President-Sales
                                                                  Michael J. Koss
Sujata Sachdeva                                                   Vice Chairman, President,
Vice President-Finance                                            C.E.O., C.O.O., C.F.O.
                                                                  Koss Corporation
Jill McCurdy
Vice President-Product Development                                Lawrence S. Mattson
                                                                  Retired President
Lenore Lillie                                                     Oster Company
Vice President-Operations
                                                                  Martin F. Stein
Cheryl Mike                                                       Chairman
Vice President-Human Resources/Customer Relations                 Eyecare One Inc.

Declan Hanley                                                     John J. Stollenwerk
Vice President-International Sales                                President
                                                                  Allen-Edmonds Shoe Corporation


ANNUAL MEETING

October 18, 2001
Performance Center
Koss Corporation
4129 N. Port Washington Avenue                                    INDEPENDENT ACCOUNTANTS
Milwaukee, WI 53212
                                                                  PricewaterhouseCoopers LLP
TRANSFER AGENT                                                    Milwaukee, Wisconsin

Questions regarding change of address,                            LEGAL COUNSEL
stock transfer, lost certificate, or
information on a particular account                               Richard W. Silverthorn
should be directed in writing to:                                 General Counsel
                                                                  Whyte Hirschboeck Dudek S.C.
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

Designation                                                                  Incorporation
of Exhibit     Exhibit Title                                                 by Reference
----------     -------------                                                 ------------
 3.1           Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996 ...............................       (1)

 3.2           By-Laws of Koss Corporation, as in effect on
               September 25, 1996..........................................       (2)

 4.1           Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996 ...............................       (1)

 4.2           By-Laws of Koss Corporation, as in effect on
               September 25, 1996 .........................................       (2)

10.1           Officer Loan Policy ........................................       (3)

10.3           Supplemental Medical Care Reimbursement Plan ...............       (4)

10.4           Death Benefit Agreement with John C. Koss ..................       (5)

10.5           Stock Purchase Agreement with John C. Koss .................       (6)

10.6           Salary Continuation Resolution for John C . Koss ...........       (7)

10.7           1983 Incentive Stock Option Plan ...........................       (8)

10.8           Assignment of Lease to John C. Koss ........................       (9)

10.9           Addendum to Lease ..........................................       (10)

10.10          1990 Flexible Incentive Plan ...............................       (11)

10.12          Loan Agreement, effective as of February 17, 1995 ..........       (12)

10.13          Amendment to Loan Agreement dated June 15, 1995,
               effective as of February 17, 1995 ..........................       (13)

10.14          Amendment to Loan Agreement dated April 29, 1999 ...........       (14)

10.15          Amendment to Loan Agreement dated December 15,
               1999 .......................................................       (15)


10.16         License Agreement dated November 15, 1991 between
              Koss Corporation and Trabelco N.V. (a subsidiary
              of Hagemeyer N.V.) for North America, Central
              America and South America (including Amendment
              to License Agreement dated November 15, 1991;
              Renewal Letter dated November 18, 1994; and Second
              Amendment to License Agreement dated September 29,
              1995) ......................................................           (16)

10.17         License Agreement dated September 29, 1995 between
              Koss Corporation and Trabelco N.V. (a subsidiary
              of Hagemeyer N.V.) for Europe (including First
              Amendment to License Agreement dated December 26,
              1995) ......................................................           (17)

10.18         Third Amendment and Assignment of License Agreement
              to Jiangsu Electronics Industries Limited dated as of
              March 31, 1997 .............................................           (18)

10.19         Fourth Amendment to License Agreement dated as of
              May 29, 1998 ...............................................           (19)

10.20         Fifth Amendment to License Agreement dated
              March 30, 2001 .............................................           (20)

10.21         Sixth Amendment to License Agreement dated
              August 15, 2001 ............................................           (21)

10.22         License Agreement dated June 30, 1998 between Koss
              Corporation and Logitech Electronics Inc. (including
              Addendum to License Agreement dated June 30, 1998) .........           (22)

10.23         Consent of Directors (Supplemental Executive Retirement
              Plan for Michael J. Koss dated March 7, 1997) ..............           (23)

10.24         Amendment to Lease .........................................           (24)

10.25         Partial Assignment, Termination and Modification of
              Lease ......................................................           (25)

10.26         Restated Lease .............................................           (26)

22            List of Subsidiaries of Koss Corporation ...................           (27)


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

(14) Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15) Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16) Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(17) Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18) Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(19) Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(20) Incorporated by reference from the sole Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(21)          Filed herewith

(22) Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(23) Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(24) Incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(25)          Filed herewith

(26)          Filed herewith

(27) Incorporated by reference from Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)