Form 10-Q
period 2001-09-30
KOSS CORP
filed 2001-11-02
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 2001
                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES X       NO
                                     ---        ---
At September 30, 2001, there were 1,839,527 shares outstanding of the Registrant's common stock, $0.01 par value per share.











                                     1 of 14

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2001


                                      INDEX


                                                                                      Page
PART I            FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets (Unaudited)
                             September 30, 2001 and June 30, 2001                       3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months ended September 30, 2001 and 2000             4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Three months ended September 30, 2001 and 2000             5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) September 30, 2001                  6-8

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              9-11


PART II           OTHER INFORMATION

                  Item 4     Submission of Matters to a Vote of Security-Holders        13

                  Item 6     Exhibits and Reports on Form 8-K                           14








                                     2 of 14

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30, 2001         June 30, 2001
                                                                                ------------------         -------------
ASSETS
     Current Assets:
          Cash                                                                         $   336,317          $   181,678
          Accounts receivable                                                            9,006,711            8,247,045
          Inventories                                                                    7,998,156            8,496,010
          Income taxes receivable                                                               --              480,322
          Other current assets                                                           1,166,864              934,934
-----------------------------------------------------------------------------------------------------------------------
               Total current assets                                                     18,508,048           18,339,989

     Property and Equipment, net                                                         1,694,663            1,690,628
     Other Assets                                                                        1,465,711            1,465,711
-----------------------------------------------------------------------------------------------------------------------
                                                                                       $21,668,422          $21,496,328
=======================================================================================================================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                             $ 1,896,140          $ 2,062,476
          Accrued liabilities                                                            1,461,778            1,551,679
          Income taxes payable                                                              26,724                   --
          Dividends payable                                                                462,891                   --
-----------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                 3,847,533            3,614,155

     Long-Term Debt                                                                      3,465,400                   --
     Deferred Compensation                                                               1,044,160            1,015,390
     Other Liabilities                                                                     437,354              437,354
     Contingently Redeemable Equity Interest                                             1,490,000            1,490,000
     Stockholders' Investment                                                           11,383,975           14,939,429
-----------------------------------------------------------------------------------------------------------------------
                                                                                       $21,668,422          $21,496,328
=======================================================================================================================


See accompanying notes.







                                     3 of 14

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



Three Months Ended September 30                                                  2001                    2000
----------------------------------------------------------------------------------------------------------------
Net sales                                                                     $ 8,951,411           $ 9,879,638
Cost of goods sold                                                              5,499,520             5,927,391
----------------------------------------------------------------------------------------------------------------
Gross profit                                                                    3,451,891             3,952,247
Selling, general and
   administrative expense                                                       1,925,964             2,049,787
----------------------------------------------------------------------------------------------------------------
Income from operations                                                          1,525,927             1,902,460
Other income (expense)
   Royalty income                                                                 167,714               293,888
   Interest income                                                                  7,281                45,387
   Interest expense                                                              (10,964)               (7,816)
----------------------------------------------------------------------------------------------------------------
Income before income tax provision                                              1,689,958             2,233,919
Provision for income taxes                                                        659,084               849,928
----------------------------------------------------------------------------------------------------------------
   Net income                                                                 $ 1,030,874           $ 1,383,991
================================================================================================================
Earnings per common share:
   Basic                                                                            $0.54                 $0.62
   Diluted                                                                          $0.50                 $0.59
================================================================================================================
Dividends per common share                                                          $0.25                  None
================================================================================================================


See accompanying notes.







                                     4 of 14

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Three Months Ended September 30                                            2001               2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                          $ 1,030,874       $ 1,383,991
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                                 154,785           180,959
               Deferred compensation                                          28,770            28,770
               Net changes in operating assets and
                    liabilities                                             (242,933)          635,846
------------------------------------------------------------------------------------------------------
     Net cash provided by operating
           activities                                                        971,496         2,229,566
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                        (158,820)         (119,329)
------------------------------------------------------------------------------------------------------
          Net cash used in
              investing activities                                          (158,820)         (119,329)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                             (615,000)               --
     Borrowings under line of credit agreements                            4,080,400                --
     Purchase of common stock for treasury                                (3,391,312)               --
     Purchase and retirement of common stock                                (844,325)       (3,987,125)
     Exercise of stock options                                               112,200            76,288
------------------------------------------------------------------------------------------------------
     Net cash used in financing
               activities                                                   (658,037)       (3,910,837)
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              154,639        (1,800,600)
Cash at beginning of period                                                  181,678         3,164,401
------------------------------------------------------------------------------------------------------
Cash at end of period                                                      $ 336,317       $ 1,363,801
======================================================================================================


The Company paid $462,891 in dividends to stockholders in October 2001 which is not included in cash flows from financing activities for the quarter ended September 30, 2001.

See accompanying notes.






                                     5 of 14

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2001 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2001, Annual Report on Form 10-K.

2.       EARNINGS PER COMMON SHARE AND STOCK SPLIT

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2001 and 2000 were 1,917,806 and 2,236,893, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 123,889 and 90,956 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended September 30, 2001 and 2000, respectively.

         On October 2, 2001, the Company issued a Press Release declaring a 2 for 1 split of the Company's common stock for stockholders of record on October 22, 2001 with the effective date being November 5, 2001. Had this stock split been effective prior to September 30, 2001, the number of outstanding common shares would have increased to 3,679,054 and earnings per common share basic and diluted for the quarters ending September 30, 2001 and 2000, on a pro forma basis would have been as follows:

              September 30          2001     2000
              ------------------------------------
                Basic             $ 0.27    $ 0.31
                Diluted           $ 0.25    $ 0.30

         Subsequent to the effective date of this common stock split all historical earnings per common share amounts disclosed in the future will be restated to give effect to this common stock split.





                                     6 of 14

3.       INVENTORIES

         The classification of inventories is as follows:

                                                              September 30, 2001       June 30, 2001
                    --------------------------------------------------------------------------------
                    Raw materials and
                      work in process                                $ 2,439,787         $ 3,064,147
                    Finished goods                                     6,539,387           6,412,881
                    --------------------------------------------------------------------------------
                                                                       8,979,174           9,477,028
                    LIFO Reserve                                        (981,018)           (981,018)
                    --------------------------------------------------------------------------------
                                                                     $ 7,998,156         $ 8,496,010
                    ================================================================================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2001 and June 30, 2001, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material on the Company's financial position or results of operations.



                                     7 of 14

         In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding FAS No. 121. The statements are effective for the Company July 1, 2002. The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material on the Company's financial position or results of operations.

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

7.       SUBSEQUENT EVENT

       On October 29, 2001, the Company declared a quarterly cash dividend of $0.12 per share for stockholders of record on December 31, 2001 to be paid January 15, 2002, which dividend reflects the effect of the 2 for 1 stock split referenced in the Company's October 2, 2001 Press Release.






                                     8 of 14

                        KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - September 30, 2001
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash provided by operating activities during the three months ended September 30, 2001 amounted to $971,496. This was a result of net income for the period offset by changes in operating assets and liabilities, primarily related to increases in accounts receivable and income taxes payable and decreases in inventories and accounts payable.

Capital expenditures for new property and equipment (including production tooling) were $158,820 for the quarter. Budgeted capital expenditures for fiscal year 2002 are $1,239,865. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $11,383,975 at September 30, 2001, from $14,939,429 at June 30, 2001. The decrease reflects the effect of net income, the purchase and retirement of common stock, the purchases of common stock for treasury, dividends declared and not paid, and the exercise of stock options for the quarter.

The Company amended its existing credit facility in October 2001, extending the maturity date of the unsecured line of credit to November 1, 2002. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. Outstanding draws on this credit facility at September 30, 2001 was $3,465,400. There was no utilization of this credit facility at June 30, 2001.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. In January of 2001, the Board of Directors approved an increase in the stock repurchase program from $25,000,000 to $28,000,000, another increase in April of 2001 of an additional $3,000,000, and an additional increase of $3,000,000 in July of 2001 for a maximum of $34,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

                                     9 of 14

For the quarter ended September 30, 2001, the Company purchased 103,851 shares of its common stock at an average gross price of $40.79 per share (and an average net price of $39.71 per share), and retired all such shares except 83,851 of such shares which are being held as treasury shares.

From the commencement of the Company's stock repurchase program through September 30, 2001, the Company has purchased and retired a total of 2,381,590 shares for a total gross purchase price of $37,396,245 (representing an average gross purchase price of $15.70 per share) and a total net purchase price of $33,560,472 (representing an average net purchase price of $14.09 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 2001, the ESOP did not purchase any shares of the Company's stock.


Results of Operations

Net sales for the first quarter ended September 30, 2001 were $8,951,411 compared with $9,879,638 for the same period in 2000, a decrease of $928,227. This was due to slight softening of sales during July and August coupled with the loss of store traffic during the final three weeks of September, which resulted in vastly reduced retail sales that impacted automatic product replenishment.

Gross profit as a percent of net sales decreased to 39% for the quarter ended September 30, 2001 compared with 40% in the prior year, as a result of a lower rate of overhead absorption from declining sales.

Selling, general and administrative expenses for the quarter ended September 30, 2001 were $1,925,964 or 22% of net sales, compared to $2,049,787 or 21% of net sales for the same period in 2000.

Interest expense amounted to $10,964 for the quarter as compared to $7,816 for the same period in the prior year. This increase is due to higher levels of borrowings.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2002. Pursuant to this License Agreement, Jiangsu has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products. Royalty income from the licensing agreement with Jiangsu was dramatically affected by the depressed market conditions resulting in a reduction in royalty payments of 43% from $293,888 for the quarter ended September 30, 2000 to $167,714 for the quarter ended September 30, 2001.


                                    10 of 14

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

On July 25, 2001, the Company issued a Press Release declaring a quarterly cash dividend of $0.25 per share for stockholders of record on September 30, 2001 to be paid on October 15, 2001, which is recorded as dividends payable.

On October 2, 2001, the Company issued a Press Release declaring a 2 for 1 stock split of the Company's common stock. The record date being October 22, 2001 and the effective date being November 5, 2001.

On October 29, 2001 the Company issued a Press Release declaring a quarterly cash dividend of $0.12 per share (reflecting the effect of the 2 for 1 stock split) payable on January 15, 2002 to shareholders of record on December 31, 2001.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material on the Company's financial position or results of operations.

In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding FAS No. 121. The statements are effective for the Company July 1, 2002. The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material on the Company's financial position or results of operations.

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





                                    11 of 14

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995(the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words "anticipates," "believes," or "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.





                                    12 of 14

PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security-Holders

         (a) On October 18, 2001 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

         (c) There were 1,913,378 shares of common stock eligible to vote at the Annual Meeting, of which 1,874,798 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:


                                                                                Number of Votes
                                                                                ---------------              Broker
                                                                           For               Withheld       Non-Votes
                                                                           ---               --------       ---------
                           Nominees for 1-year
                           terms ending in 2002:

                           John C. Koss                                 1,665,192            209,606           0
                           Thomas L. Doerr                              1,684,142            190,656           0
                           Victor L. Hunter                             1,684,142            190,656           0
                           Michael J. Koss                              1,682,083            192,715           0
                           Lawrence S. Mattson                          1,684,342            190,456           0
                           Martin F. Stein                              1,685,018            189,780           0
                           John J. Stollenwerk                          1,685,237            189,561           0

                                                                                        Number of Votes
                                                                                        ---------------
                                                                           For               Against       Non-Votes
                                                                           ---              --------       ---------
                           Amendment to the 1990
                           Flexible Incentive Plan to
                           increase the number of
                           shares available for grant
                           thereunder                                   1,478,505            245,409       6,074

                                                                                     Number of Votes
                                                                                     ---------------                  Broker
                                                                           For         Against        Abstain       Non-Votes
                                                                           ---        --------       ---------      ---------
                           Appointment of
                           PricewaterhouseCoopers LLP
                           as independent auditors
                           for the year ended
                           June 30, 2002                                1,872,390       432            1,976            0






                                    13 of 14

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits Filed
                           Amendment to Loan Agreement dated October 10, 2001.

                  (b)      Reports on Form 8-K

                           The Company filed a Form 8-K on July 27, 2001 announcing the Company's intent to begin paying quarterly dividends beginning with the quarter ending September 30, 2001.

                           The Company also filed a Form 8-K on October 5, 2001 announcing a 2 for 1 stock split effective for shareholders of record on October 22, 2001 with a distribution date of November 5, 2001.





                                   Signatures

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                              KOSS CORPORATION



                  Dated: 11/2/01               /s/ Michael J. Koss
                         -------              ---------------------------
                                              Michael J. Koss
                                              Vice Chairman, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer

                  Dated: 11/2/01              /s/ Sue Sachdeva
                         -------              ---------------------------
                                              Sue Sachdeva
                                              Vice President--Finance




                                    14 of 14