Form 10-Q
period 2001-12-31
KOSS CORP
filed 2002-01-30
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001
                                       OR

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

At December 31, 2001, there were 3,648,054 shares outstanding of the Registrant's common stock, $0.005 par value per share.

                                     1 of 20

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2001

                                      INDEX

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited)
                 December 31, 2001 and June 30, 2001                        3

                 Condensed Consolidated Statements
                 of Income (Unaudited)
                 Three months and six months ended
                 December 31, 2001 and 2000                                 4

                 Condensed Consolidated Statements of Cash
                 Flows (Unaudited)
                 Six months ended December 31, 2001 and 2000                5

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited) December 31, 2001                   6-8

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9-13


PART II  OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Security-Holders        14

         Item 6  Exhibits and Reports on Form 8-K                           15













                                     2 of 20

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                December 31, 2001  June 30, 2001
                                                -----------------  -------------
ASSETS
     Current Assets:
          Cash                                  $         142,627  $     181,678
          Accounts receivable                           8,043,592      8,247,045
          Inventories                                   8,344,323      8,496,010
          Income taxes receivable                         158,025        480,322
          Other current assets                          1,053,336        934,934
                                                -----------------  -------------
               Total current assets                    17,741,903     18,339,989

     Property and Equipment, net                        1,749,980      1,690,628
     Other Assets                                       1,465,711      1,465,711
                                                -----------------  -------------
                                                $      20,957,594  $  21,496,328
                                                =================  =============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                      $       1,657,685  $   2,062,476
          Accrued liabilities                           1,340,750      1,551,679
          Dividends payable                               437,766             --
                                                -----------------  -------------
               Total current liabilities                3,436,201      3,614,155

     Long-Term Debt                                     2,879,500             --
     Deferred Compensation                              1,072,930      1,015,390
     Other Liabilities                                    437,354        437,354
     Contingently Redeemable Equity Interest            1,490,000      1,490,000
     Stockholders' Investment                          11,641,609     14,939,429
                                                -----------------  -------------
                                                $      20,957,594  $  21,496,328
                                                =================  =============


See accompanying notes.














                                     3 of 20

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months                       Six Months
                                       ------------------------------      ------------------------------
Period Ended December 31                    2001               2000            2001              2000
                                       ------------      ------------      ------------      ------------
Net sales                              $  9,751,397      $ 10,348,476      $ 18,702,808      $ 20,228,114
Cost of goods sold                        5,851,550         6,270,334        11,351,070        12,197,725
                                       ------------      ------------      ------------      ------------
Gross profit                              3,899,847         4,078,142         7,351,738         8,030,389
Selling, general and
   administrative expense                 2,237,934         2,238,820         4,163,898         4,288,607
                                       ------------      ------------      ------------      ------------
Income from operations                    1,661,913         1,839,322         3,187,840         3,741,782
Other income (expense)
   Royalty income                           265,833           379,804           433,547           673,692
   Interest income                           14,989            13,495            22,270            58,882
   Interest expense                         (49,254)           (3,381)          (60,218)          (11,197)
                                       ------------      ------------      ------------      ------------
Income before income tax provision        1,893,481         2,229,240         3,583,439         4,463,159
Provision for income taxes                  739,281           854,289         1,398,365         1,704,217
                                       ------------      ------------      ------------      ------------
   Net income                          $  1,154,200      $  1,374,951      $  2,185,074      $  2,758,942
                                       ============      ============      ============      ============
Earnings per common share:
   Basic                               $       0.31      $       0.32      $       0.58      $       0.63
   Diluted                             $       0.30      $       0.31      $       0.55      $       0.60
                                       ============      ============      ============      ============
Dividends per common share             $       0.12              None      $       0.37              None
                                       ============      ============      ============      ============



See accompanying notes.




















                                     4 of 20

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six Months Ended December 31                               2001             2000
                                                       -----------      -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                        $ 2,185,074      $ 2,758,942
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation                                309,570          361,208
               Deferred compensation                        57,540           57,540
               Net changes in operating assets and
                    Liabilities                            (56,685)        (516,598)
                                                       -----------      -----------
     Net cash provided by operating
           Activities                                    2,495,499        2,661,092
                                                       -----------      -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                      (368,922)        (480,758)
                                                       -----------      -----------
          Net cash used in
              investing activities                        (368,922)        (480,758)
                                                       -----------      -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements         (2,813,000)              --
     Borrowings under line of credit agreements          5,692,500               --
     Dividends paid                                       (462,891)              --
     Purchase of common stock for treasury              (3,850,112)              --
     Purchase and retirement of common stock              (844,325)      (5,046,913)
     Exercise of stock options                             112,200          129,313
                                                       -----------      -----------
     Net cash used in financing
          Activities                                    (2,165,628)      (4,917,600)
                                                       -----------      -----------
Net (decrease) in cash                                     (39,051)      (2,737,266)
Cash at beginning of period                                181,678        3,164,401
                                                       -----------      -----------
Cash at end of period                                  $   142,627      $   427,135
                                                       ===========      ===========

The Company paid $437,766 in dividends to stockholders in January 2002 which is not included in cash flows from financing activities for the quarter ended December 31, 2001.

See accompanying notes.






                                     5 of 20

                        KOSS CORPORATION AND SUBSIDIARIES
                                December 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made. The income from operations for the quarter ended December 31, 2001 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON SHARE AND STOCK SPLIT

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2001 and 2000 were 3,674,695 and 4,262,294, respectively. For the six months ended December 31, 2001 and 2000, weighted average number of common shares outstanding were 3,751,882 and 4,367,194, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 226,725 and 236,936 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 2001 and 2000, respectively. Common stock equivalents of 236,070 and 213,347 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 2001 and 2000, respectively.

         On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001 with the effective date being November 5, 2001. Earnings per common share amounts disclosed have been restated to give effect to the common stock split.

                                     6 of 20

3.       INVENTORIES

         The classification of inventories is as follows:

                                        December 31, 2001       June 30, 2001
                                        -----------------       -------------
         Raw materials and
           work in process              $       2,683,624       $   3,064,147
         Finished goods                         6,641,717           6,412,881
                                        -----------------       -------------
                                                9,325,341           9,477,028
         LIFO Reserve                            (981,018)           (981,018)
                                        -----------------       -------------
                                        $       8,344,323       $   8,496,010
                                        =================       =============

4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2001 and June 30, 2001, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

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

                                     7 of 20

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

         In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. EITF No. 00-25 is effective for the Company's fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The Company is currently evaluating the impact of implementing EITF No. 00-25; however, the impact is not expected to be material on the Company's financial position or results of operations.

         In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF codifies and reconciles certain issues, including EITF No. 00-25. EITF No. 01-9 is effective for fiscal quarters beginning after December 15, 2001. The Company is currently evaluating the impact of implementing EITF No. 01-9; however, the impact is not expected to be material on the Company's financial position or results of operations.

7.       SUBSEQUENT EVENT

         On January 22, 2002, a customer of the Company, KMART, declared bankruptcy. As a result, the Company has recorded a reserve for amounts due from KMART of $750,000 at December 31, 2001. This amount is included in the condensed consolidated statements of income.

                                     8 of 20

                        KOSS CORPORATION AND SUBSIDIARIES
                          FORM 10-Q - December 31, 2001
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash provided by operating activities during the three months ended December 31, 2001 amounted to $2,495,499. This was primarily a result of net income for the period offset by changes in operating assets and liabilities, primarily related to decreases in accounts receivable, inventories, and income taxes receivable offset by decreases in accounts payable and accrued liabilities.

Capital expenditures for new property and equipment (including production tooling) were $368,922 for the quarter. Budgeted capital expenditures for fiscal year 2002 are $1,239,865. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $11,641,609 at December 31, 2001, from $14,939,429 at June 30, 2001. The decrease reflects the effect of the purchase and retirement of common stock, the purchases of common stock for treasury, and dividends, offset by net income and the exercise of stock options for the quarter.

The Company amended its existing credit facility in October 2001, extending the maturity date of the unsecured line of credit to November 1, 2002. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The amount outstanding under this credit facility at December 31, 2001 were $2,879,500. There was no utilization of this credit facility at June 30, 2001.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors increased the Company's stock repurchase program by $3,000,000, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. In January of 2001, the Board of Directors approved an increase in the stock repurchase program from $25,000,000 to $28,000,000, another increase in April of 2001 of an additional $3,000,000, and an additional increase of $3,000,000 in July of 2001, for a maximum of $34,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.


                                     9 of 20

For the quarter ended December 31, 2001, the Company purchased 31,000 shares of its common stock at $14.80 per share.

From the commencement of the Company's stock repurchase program through December 31, 2001, the Company has purchased a total of 4,814,180 shares for a total gross purchase price of $37,855,045 (representing an average gross purchase price of $7.86 per share) and a total net purchase price of $33,987,852 (representing an average net purchase price of $7.05 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended December 31, 2001, the ESOP purchased 5,000 shares of the Company's stock for $74,000 (representing a purchase price of $14.80 per share).

Results of Operations

Net sales for the second quarter ended December 31, 2001 fell 6% to $9,751,397 from $10,348,476 for the same period in 2000. Net sales for the six months ended December 31, 2001 were $18,702,808 down 8% compared with $20,228,114 during the same six months one year ago. This decline was due to soft retail business.

Gross profit as a percent of net sales remained generally consistent at 40% for the quarter ended December 31, 2001 compared to 39% for the same period in the prior year. For the six month period ended December 31, 2001, the gross profit percentage was 39% compared to 40% for the same period in 2000.

Selling, general and administrative expenses for the quarter ended December 31, 2001 were $2,237,934 or 23% of net sales, compared to $2,238,820 or 22% of net sales for the same period in 2000. For the six month period ended December 31, 2001, these expenses were $4,163,898 or 22% of net sales, compared to $4,288,607 or 21% of net sales, for the same period in 2000. Selling, general and administrative expenses for the quarter and six months ended December 31, 2001 were impacted by additional reserves for bad debts recorded at December 31, 2001 of $500,000 for outstanding KMART receivables.

For the second quarter ended December 31, 2001, income from operations was $1,661,913 versus $1,839,322 for the same period in the prior year. Income from operations for the six months ended December 31, 2001 was $3,187,840 as compared to $3,741,782 for the same period in 2000.

Interest expense amounted to $49,254 for the quarter as compared to $3,381 for the same period in the prior year. For the six month period, the interest expense amounted to $60,218 compared with $11,197 the same period in the prior year. The increase in interest expense is due to the Company's increased level of borrowings on their unsecured line of credit.



                                    10 of 20

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

Royalty income from the licensing agreements with Jiangsu and Logitech was dramatically affected by the depressed market conditions resulting in a reduction in royalty income of 30% from $379,804 for the quarter ended December 31, 2000 to $265,833 for the quarter ended December 2001. For the six months ended December 31, 2001, royalty income fell 36% from $673,692 to $433,547 for the same period in the prior year. Effective January 1, 2002 the Jiangsu License Agreement was amended to include DVD players, which will help to increase the Company's future royalty income stream.

On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001 with the effective date being November 5, 2001. All earnings per common share amounts herein have been restated to give effect to the common stock split.

On October 29, 2001, the Company declared a quarterly cash dividend of $0.12 per share (reflecting the effect of the 2 for 1 stock split) payable on January 15, 2002 to stockholders of record on December 31, 2001, which is recorded as dividends payable.

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

                                    11 of 20

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

In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. EITF No. 00-25 is effective for the Company's fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The Company is currently evaluating the impact of implementing EITF No. 00-25; however, the impact is not expected to be material on the Company's financial position or results of operations.

In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF codifies and reconciles certain issues, including EITF No. 00-25. EITF No. 01-9 is effective for fiscal quarters beginning after December 15, 2001. The Company is currently evaluating the impact of implementing EITF No. 01-9; however, the impact is not expected to be material on the Company's financial position or results of operations.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any

                                    12 of 20
one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                                    13 of 20

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

         (c) There were 1,913,378 shares of common stock eligible to vote at the Annual Meeting, of which 1,874,798 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

                                                       Number of Votes           Broker
                                                       ---------------           ------
                                                     For         Withheld       Non-Votes
                                                     ---         --------       ---------
                  Nominees for 1-year
                  terms ending in 2002:

                  John C. Koss                    1,665,192       209,606           0
                  Thomas L. Doerr                 1,684,142       190,656           0
                  Victor L. Hunter                1,684,142       190,656           0
                  Michael J. Koss                 1,682,083       192,715           0
                  Lawrence S. Mattson             1,684,342       190,456           0
                  Martin F. Stein                 1,685,018       189,780           0
                  John J. Stollenwerk             1,685,237       189,561           0

                                                              Number of Votes
                                                              ---------------
                                                     For          Against      Abstain
                                                     ---          -------      -------
                  Amendment to the 1990
                  Flexible Incentive Plan to
                  increase the number of
                  shares available for grant
                  thereunder                      1,478,505       245,409       6,074

                                                               Number of Votes             Broker
                                                               ---------------             ------
                                                     For           Against    Abstain     Non-Votes
                                                     ---           -------    -------     ---------
                  Appointment of
                  PricewaterhouseCoopers LLP
                  as independent auditors
                  for the year ended
                  June 30, 2002                   1,872,390           432       1,976          0









                                    14 of 20

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed
                  Amendment to Loan Agreement dated October 10, 2001.

                  Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001.

                  Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc.

                  See Exhibit Index attached hereto.

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

                                KOSS CORPORATION

                  Dated: 1/30/02             /s/ Michael J. Koss
                                             -----------------------------------
                                             Michael J. Koss
                                             Vice Chairman, President,
                                             Chief Executive Officer,
                                             Chief Financial Officer

                  Dated: 1/30/02             /s/ Sue Sachdeva
                                             -----------------------------------
                                             Sue Sachdeva
                                             Vice President--Finance



                                    15 of 20

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation                                                              Incorporation
of Exhibit     Exhibit Title                                             by Reference
----------     -------------                                             ------------
    3.1        Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996 ..........................       (1)

    3.2        By-Laws of Koss Corporation, as in effect on
               September 25, 1996 ....................................       (2)

    4.1        Certificate of Incorporation of Koss Corporation, as in
               effect on September 25, 1996 ..........................       (1)

    4.2        By-Laws of Koss Corporation, as in effect on
               September 25, 1996 ....................................       (2)

   10.1        Officer Loan Policy ...................................       (3)

   10.3        Supplemental Medical Care Reimbursement Plan ..........       (4)

   10.4        Death Benefit Agreement with John C. Koss .............       (5)

   10.5        Stock Purchase Agreement with John C. Koss ............       (6)

   10.6        Salary Continuation Resolution for John C . Koss ......       (7)

   10.7        1983 Incentive Stock Option Plan ......................       (8)

   10.8        Assignment of Lease to John C. Koss ...................       (9)

   10.9        Addendum to Lease .....................................      (10)

   10.10       1990 Flexible Incentive Plan ..........................      (11)

   10.12       Loan Agreement, effective as of February 17, 1995 .....      (12)

   10.13       Amendment to Loan Agreement dated June 15, 1995,
               effective as of February 17, 1995 .....................      (13)

   10.14       Amendment to Loan Agreement dated April 29, 1999 ......      (14)

   10.15       Amendment to Loan Agreement dated December 15, 1999 ...      (15)


                                    16 of 20

Designation                                                                 Incorporation
of Exhibit     Exhibit Title                                                by Reference
----------     -------------                                                ------------
   10.16       Amendment to Loan Agreement dated October 10, 2001 .........     (16)

   10.17       License Agreement dated November 15, 1991 between
               Koss Corporation and Trabelco N.V. (a subsidiary
               of Hagemeyer N.V.) for North America, Central
               America and South America (including Amendment
               to License Agreement dated November 15, 1991;
               Renewal Letter dated November 18, 1994; and Second
               Amendment to License Agreement dated
               September 29, 1995) ........................................     (17)

   10.18       License Agreement dated September 29, 1995 between
               Koss Corporation and Trabelco N.V. (a subsidiary
               of Hagemeyer N.V.) for Europe (including First
               Amendment to License Agreement dated December 26, 1995) ....     (18)

   10.19       Third Amendment and Assignment of License Agreement
               to Jiangsu Electronics Industries Limited dated as
               of March 31, 1997 ..........................................     (19)

   10.20       Fourth Amendment to License Agreement between Koss
               Corporation and Jiangsu Electronics Industries
               Limited dated as of May 29, 1998 ...........................     (20)

   10.21       Fifth Amendment to License Agreement between Koss
               Corporation and Jiangsu Electronics Industries
               Limited dated March 30, 2001 ...............................     (21)

   10.22       Sixth Amendment to License Agreement between Koss
               Corporation and Jiangsu Electronics Industries Limited
               dated August 15, 2001 ......................................     (22)

   10.23       Seventh Amendment to License Agreement between Koss
               Corporation and Jiangsu Electronics Industries Limited
               dated December 28, 2001 ....................................     (23)

   10.24       License Agreement dated June 30, 1998 between Koss
               Corporation and Logitech Electronics Inc. (including
               Addendum to License Agreement dated June 30, 1998) .........     (24)

   10.25       Amendment and Extension Agreement between Koss
               Corporation and Logitech Electronics Inc.
               dated May 1, 2001...........................................     (25)

   10.26       Consent of Directors (Supplemental Executive
               Retirement Plan for Michael J. Koss dated
               March 7, 1997)..............................................     (26)

   10.27       Amendment to Lease..........................................     (27)


                                    17 of 20

Designation                                                                  Incorporation
of Exhibit     Exhibit Title                                                 by Reference
----------     -------------                                                 ------------
   10.28       Partial Assignment, Termination and Modification of
               Lease ......................................................     (28)

   10.29       Restated Lease .............................................     (29)

      22       List of Subsidiaries of Koss Corporation ...................     (30)

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

                                    18 of 20

Designation                                                                  Incorporation
of Exhibit     Exhibit Title                                                 by Reference
----------     -------------                                                 ------------
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

    (16)       Filed herewith

    (17)       Incorporated by reference from Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1996
               (Commission File No. 0-3295)

    (18)       Incorporated by reference from Exhibit 10.15 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1996
               (Commission File No. 0-3295)

    (19)       Incorporated by reference from Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 (Commission File No. 0-3295)

    (20)       Incorporated by reference from Exhibit 10.17 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1998
               (Commission File No. 0-3295)

    (21) Incorporated by reference from the sole Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2001 (Commission File No. 0-3295)

    (22)       Incorporated by reference from Exhibit 10.21 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 2001
               (Commission File No. 0-3295)

    (23)       Filed herewith

    (24)       Incorporated by reference from Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1998
               (Commission File No. 0-3295)


                                    19 of 20

Designation                                                                  Incorporation
of Exhibit     Exhibit Title                                                 by Reference
----------     -------------                                                 ------------
    (25)       Filed herewith

    (26)       Incorporated by reference from Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 (Commission File No. 0-3295)

    (27)       Incorporated by reference from Exhibit 10.22 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 2000
               (Commission File No. 0-3295)

    (28)       Incorporated by reference from Exhibit 10.25 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 2001
               (Commission File No. 0-3295)

    (29)       Incorporated by reference from Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 2001
               (Commission File No. 0-3295)

    (30)       Incorporated by reference from Exhibit 22 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1988
               (Commission File No. 0-3295)

                                    20 of 20