Form 10-Q
period 2002-03-31
KOSS CORP
filed 2002-04-15
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2002
                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295
--------------------------------------------------------------------------------

KOSS CORPORATION
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


A DELAWARE CORPORATION                          39-1168275
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


4129 North Port Washington Avenue, Milwaukee, Wisconsin   53212
--------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:      (414) 964-5000
                                                         -----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                     -----     -----

At March 31, 2002, there were 3,648,054 shares outstanding of the Registrant's common stock, $0.005 par value per share.











                                     1 of 24

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2002


                                      INDEX



                                                                                               Page

PART I   FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets (Unaudited)
                             March 31, 2002 and June 30, 2001                                   3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months and nine months ended
                             March 31, 2002 and 2001                                            4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Nine months ended March 31, 2002 and 2001                          5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) March 31, 2002                              6-8

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                      9-18


PART II           OTHER INFORMATION

                  Item 6     Exhibits and Reports on Form 8-K                                   19

















                                     2 of 24

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                               March 31, 2002           June 30, 2001
                                                                               --------------           -------------

ASSETS
     Current Assets:
          Cash                                                                           $ 111,666            $ 181,678
          Accounts receivable                                                            7,620,238            8,247,045
          Inventories                                                                    7,674,520            8,496,010
          Income taxes receivable                                                          327,155              480,322
          Other current assets                                                             841,421              934,934
------------------------------------------------------------------------- ------------------------- --------------------
               Total current assets                                                     16,575,000           18,339,989

     Property and Equipment, net                                                         1,747,171            1,690,628
     Other Assets                                                                        1,465,711            1,465,711
------------------------------------------------------------------------- ------------------------- --------------------
                                                                                       $19,787,882          $21,496,328
========================================================================= ========================= ====================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                                               $ 357,658          $ 2,062,476
          Accrued liabilities                                                            1,149,532            1,551,679
          Dividends payable                                                                437,766                   --
------------------------------------------------------------------------- ------------------------- --------------------
               Total current liabilities                                                 1,944,956            3,614,155

     Long-Term Debt                                                                      2,453,500                   --
     Deferred Compensation                                                               1,015,390            1,015,390
     Other Liabilities                                                                     437,354              437,354
     Contingently Redeemable Equity Interest                                             1,490,000            1,490,000
     Stockholders' Investment                                                           12,446,682           14,939,429
------------------------------------------------------------------------- ------------------------- --------------------
                                                                                       $19,787,882          $21,496,328
========================================================================= ========================= ====================


See accompanying notes.















                                     3 of 24

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months                          Nine Months
Period Ended March 31                                  2002               2001               2002                2001
----------------------------------------------- ------------------- ----------------- ------------------- -------------------

Net sales                                             $ 8,203,325       $ 8,195,114         $26,906,133         $28,423,228
Cost of goods sold                                      4,759,699         4,778,927          16,110,769          16,976,651
----------------------------------------------- ------------------- ----------------- ------------------- -------------------
Gross profit                                            3,443,626         3,416,187          10,795,364          11,446,577
Selling, general and
   administrative expense                               1,641,877         1,553,013           5,805,775           5,841,620
----------------------------------------------- ------------------- ----------------- ------------------- -------------------
Income from operations                                  1,801,749         1,863,174           4,989,589           5,604,957
Other income (expense)
   Royalty income                                         137,258           116,277             570,805             789,969
   Interest income                                            751            21,965              23,021              80,847
   Interest expense                                      (31,549)           (3,282)            (91,767)            (14,479)
----------------------------------------------- ------------------- ----------------- ------------------- -------------------
Income before income tax provision                      1,908,209         1,998,134           5,491,648           6,461,294
Provision for income taxes                                665,370           762,432           2,063,735           2,466,649
----------------------------------------------- ------------------- ----------------- ------------------- -------------------
   Net income                                         $ 1,242,839       $ 1,235,702         $ 3,427,913         $ 3,994,645
=============================================== =================== ================= =================== ===================
Earnings per common share:
   Basic                                                    $0.34             $0.30               $0.92               $0.93
   Diluted                                                  $0.32             $0.28               $0.87               $0.88
=============================================== =================== ================= =================== ===================
Dividends per common share                                  $0.12              None              $0.365                None
=============================================== =================== ================= =================== ===================



See accompanying notes.





















                                     4 of 24

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Nine Months Ended March 31                                               2002                     2001
------------------------------------------------------------------ ------------------ -----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                          $ 3,427,913       $ 3,994,644
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation                                                  464,354           468,337
               Deferred compensation                                              --            86,310
               Net changes in operating assets and
                    liabilities                                            (411,988)         1,788,635
------------------------------------------------------------------ ------------------ -----------------
     Net cash provided by operating
           activities                                                      3,480,279         6,337,926
------------------------------------------------------------------ ------------------ -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                                       (520,897)         (518,245)
------------------------------------------------------------------ ------------------ -----------------
          Net cash used in
              investing activities                                         (520,897)         (518,245)
------------------------------------------------------------------ ------------------ -----------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                          (4,082,000)                --
     Borrowings under line of credit agreements                            6,535,500                --
     Dividends paid                                                        (900,657)                --
     Purchase of common stock for treasury                               (3,850,112)                --
     Purchase and retirement of common stock                               (844,325)       (8,512,653)
     Exercise of stock options                                               112,200           173,188
------------------------------------------------------------------ ------------------ -----------------
     Net cash used in financing
          Activities                                                     (3,029,394)       (8,339,465)
------------------------------------------------------------------ ------------------ -----------------
Net decrease in cash                                                        (70,012)       (2,519,784)
Cash at beginning of period                                                  181,678         3,164,401
------------------------------------------------------------------ ------------------ -----------------
Cash at end of period                                                      $ 111,666         $ 644,617
================================================================== ================== =================


The Company paid $437,766 in dividends to stockholders in April 2002 which is not included in cash flows from financing activities for the quarter ended March 31, 2002.

See accompanying notes.







                                     5 of 24

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2002 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON SHARE AND STOCK SPLIT

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2002 and 2001 were 3,648,054 and 3,674,695, respectively. For the nine months ended March 31, 2002 and 2001, weighted average number of common shares outstanding were 3,717,840 and 4,300,911, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 214,396 and 260,796 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 2002 and 2001, respectively. Common stock equivalents of 228,595 and 232,620 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 2002 and 2001, respectively.

         On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. Earnings per common share amounts disclosed have been restated to give effect to the common stock split.











                                     6 of 24

3.       INVENTORIES

         The classification of inventories is as follows:

                                                                  March 31, 2002       June 30, 2001
                    ---------------------------------- -------------------------- -------------------
                    Raw materials and
                      work in process                                 $2,169,969          $3,064,147
                    Finished goods                                     6,485,569           6,412,881
                    ---------------------------------- -------------------------- -------------------
                                                                       8,655,538           9,477,028
                    LIFO Reserve                                       (981,018)           (981,018)
                    ---------------------------------- -------------------------- -------------------
                                                                      $7,674,520          $8,496,010
                    ================================== ========================== ===================


4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2002 and June 30, 2001, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. As of March 31, 2002, the Company does not have any goodwill or intangible assets.









                                     7 of 24

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

         In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF codifies and reconciles certain issues, including those discussed in EITF No. 00-25. The Company implemented these consensuses for the quarter ended March 31, 2002. The implementation of these consensuses did not have a material impact on the Company's financial position or results of operations.































                                     8 of 24

                        KOSS CORPORATION AND SUBSIDIARIES
                           FORM 10-Q -- March 31, 2002
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash provided by operating activities during the nine months ended March 31, 2002 amounted to $3,480,279. This was primarily a result of net income for the period plus depreciation offset by changes in operating assets and liabilities, primarily related to decreases in accounts receivable, inventories, and income taxes receivable offset by decreases in accounts payable and accrued liabilities.

Capital expenditures for new property and equipment (including production tooling) were $520,897 for the nine months. Budgeted capital expenditures for fiscal year 2002 are $1,239,865. The Company expects to generate sufficient funds through operations to fund these expenditures.

Cash used in financing activities for the nine month period ended March 31, 2002 of $3,029,394 relates primarily to activity under the Company's unsecured line of credit. The Company borrowed $6,535,500 under the line of credit and repaid $4,082,000 under the line during the nine month period. Financing cash flows were also impacted by the payment of dividends of $900,657 and purchases of common stock totaling $4,694,437.

Stockholders' investment decreased to $12,446,682 at March 31, 2002, from $14,939,429 at June 30, 2001. The decrease reflects the effects of purchases of common stock, and dividends, offset by net income and the exercise of stock options.

The Company amended its existing credit facility in October 2001, extending the maturity date of the unsecured line of credit to November 1, 2002. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The amount outstanding under this credit facility at March 31, 2002 was $2,453,500. There was no utilization of this credit facility at June 30, 2001.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, and in August of 1998, another $3,000,000, thereby increasing the total amount of stock repurchases to $10,000,000. In April of 1999, the Board of Directors approved a $5,000,000 increase in the stock repurchase program from $10,000,000 to $15,000,000, and in October of 1999 another $5,000,000, up to a maximum of $20,000,000. In July of 2000 the Board increased the program by an additional





                                     9 of 24

$5,000,000, for a maximum of $25,000,000. In January of 2001, the Board of Directors approved an increase in the stock repurchase program from $25,000,000 to $28,000,000, another increase in April of 2001 of an additional $3,000,000, and an additional increase of $3,000,000 in July of 2001, for a maximum of $34,000,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

From the commencement of the Company's stock repurchase program through March 31, 2002, the Company has purchased a total of 2,422,590 shares for a total gross purchase price of $37,855,045 (representing an average gross purchase price of $15.63 per share) and a total net purchase price of $33,987,852 (representing an average net purchase price of $14.03 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. The ESOP purchased 5,000 shares of the Company's stock for $74,000 (representing a purchase price of $14.80 per share) in the second quarter of this fiscal year.


Results of Operations

Net sales for the third quarter ended March 31, 2002 rose to $8,203,325 from $8,195,114 for the same period in 2001. The increase in sales was due to improved sales volumes to major domestic and European retailers. Net sales for the nine months ended March 31, 2002 were $26,906,133 down 5% compared with $28,423,228 during the same nine months one year ago. This decline was due to soft retail business through the second quarter offset by stronger retail sales in the third quarter.

Gross profit as a percent of net sales remained consistent at 42% for the quarter ended March 31, 2002 compared to 42% for the same period in the prior year. For the nine month period ended March 31, 2002, the gross profit percentage was 40% compared to 40% for the same period in 2001.

Selling, general and administrative expenses for the quarter ended March 31, 2002 were $1,641,877 or 20% of net sales, compared to $1,553,013 or 19% of net sales for the same period in 2001. For the nine month period ended March 31, 2002, these expenses were $5,805,775 or 22% of net sales, compared to $5,841,620 or 21% of net sales, for the same period in 2001. Selling, general and administrative expenses for the nine months ended March 31, 2002 were impacted by additional reserves for bad debts of $500,000 for outstanding KMART receivables recorded in the second quarter.

For the third quarter ended March 31, 2002, income from operations was $1,801,749 versus $1,863,174 for the same period in the prior year. Income from operations for the nine months ended March 31, 2002 was $4,989,589 as compared to $5,604,957 for the same period in 2001.




                                    10 of 24

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

Royalty income for the quarter ended March 31, 2002 was $137,258, up 18% compared to $116,277 for the quarter ended March 31, 2001. The increase in royalty income reflects the improvement in the retail market during the Company's third quarter. For the nine months ended March 31, 2002, royalty income fell 28% from $789,969 to $570,805. The decline was due to depressed market conditions in the first six months of the current fiscal year.

Interest income for the quarter was $751 as compared to $21,965 for the same quarter in 2001. Interest income for the nine month period was $23,021 as compared to $80,847 for the same period in 2001. The significant decrease in interest income in 2002 is a result of lower levels of invested excess cash.

Interest expense amounted to $31,549 for the quarter as compared to $3,282 for the same period in the prior year. For the nine month period, the interest expense amounted to $91,767 compared with $14,479 for the same period in the prior year. The increase in interest expense in the quarter and for the nine month period ended March 31, 2002 is due to the Company's increased level of borrowings under its unsecured line of credit.

On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. All earnings per common share amounts herein have been restated to give effect to the common stock split.

On March 21, 2002, the Company declared a quarterly cash dividend of $0.12 per share (reflecting the effect of the 2 for 1 stock split) payable on April 15, 2002 to stockholders of record on March 31, 2002, which is recorded as dividends payable.


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company



                                    11 of 24
as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. As of March 31, 2002, the Company does not have any goodwill or other intangible assets.

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

In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer be classified as a reduction of net sales unless the consideration meets certain criteria. In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF codifies and reconciles certain issues, including those discussed in EITF No. 00-25. The Company implemented these consensuses for the quarter ended March 31, 2002. The implementation of these consensuses did not have a material impact on the Company's financial position or results of operations.


DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING
"OFF-BALANCE SHEET" ARRANGEMENTS

On January 22, 2002 the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC has indicated that, while it intends to consider rulemaking regarding these topics and other topics covered by the MD&A requirements, the purpose of its statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics addressed.

The Company is currently evaluating FR-61 and the effects it may have, if any, on this, and future, filings. The Company has responded to each of the areas addressed by FR-61. Any statements in this section, which discuss or are related to future dates or periods, are "forward-looking statements."

FR-61 requires management to identify any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. FR-61 also requires management to identify any known material trends, favorable or unfavorable, in the Company's capital resources including any expected material changes in the mix and relative cost of such resources.







                                    12 of 24

The Company's primary source of liquidity over the past nine months has been operating cash flows. The Company's future cash flows from operations are dependent upon, but not limited to:

         - the ability of the Company to attract new and retain existing customers,
         - the volume of sales for these customers,
         - the loss of business of one or more primary customer,
         - changes in sales mix,
         - the volume of royalty income,
         - changes in general economic conditions,
         - management's effectiveness in managing the manufacturing process, and
         - the ability to collect in full and in a timely manner, amounts due the Company.

The Company is dependent upon its ability to retain existing and obtain new customers as well as develop new product lines for these customers. The Company's failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future profitability of the Company. The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company's sales volume and profitability.

Due to the range of products that the Company sells, the product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others.

Deteriorating or weak economic conditions, including retail slowdowns at both the domestic or European level, could affect future sales and profitability of the Company. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

The Company has had significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability.

The Company maintains an unsecured line of credit with a bank that provides for a maximum credit commitment of $10.0 million. The Company currently has $2,453,500 outstanding on the line of credit. Borrowings on the line of credit bear interest at the bank's prime rate, or LIBOR plus 1.75%.










                                    13 of 24

General Factors

Because of the nature of the Company's product, the Company's largest customers have historically tended to be large domestic retailers. The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers. The Company's failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company. The Company had no customers during the first nine months of fiscal 2002 or 2001 that accounted for more than 10% of net sales. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. The loss of business or one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company's sales volume and profitability.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

FR-61 encourages companies to identify obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. It is also suggested that the disclosure reference the various parts of a registrants filings, which discuss these commitments. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location so that a total picture of such obligations would be readily available. In FR-61, the SEC has suggested that one additional aid to presenting the total picture of a registrant's liquidity and capital resources and the integral role of on and off balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its 2001 Report on Form 10-K, footnotes 3 and 10. In addition, the Company has prepared the following schedule suggested by the SEC in FR-61 for the period ending March 31, 2002. The Company had no commercial commitments to report as of the latest balance sheet date.


          --------------------------- --------------------------------------------------------------------
                                                            Payments Due By Period
          =========================== ====================================================================
                 Contractual                          Less than                                   After
                 Obligations               Total        1 year       1-3 years      4-5 years    5 years
          =========================== ============== ============ =============== ============ ===========
          Long-Term Debt                 $2,453,500           $0      $2,453,500           $0          $0
          =========================== ============== ============ =============== ============ ===========
          Capital Lease
            Obligations                          $0           $0              $0           $0          $0
          =========================== ============== ============ =============== ============ ===========
          Operating Leases                 $475,000      $95,000        $380,000           $0          $0
          =========================== ============== ============ =============== ============ ===========
          Unconditional
            Purchase
            Obligations                          $0           $0              $0           $0          $0
          =========================== ============== ============ =============== ============ ===========
          Other Long-Term
            Obligations                          $0           $0              $0           $0          $0
          =========================== ============== ============ =============== ============ ===========
          Total Contractual
            Cash Obligations             $2,928,500      $95,000      $2,833,500           $0          $0
          =========================== ============== ============ =============== ============ ===========




                                    14 of 24

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.


DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As reported in the Company's June 30, 2001 Form 10-K, the Company has an agreement with its Chairman to repurchase common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2.5 million or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In 1991, the Board of Directors agreed to continue the Chairman's current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disables or not. The Chairman has turned 70. The Company has a deferred compensation liability of $1,015,390 recorded as of March 31, 2002 for this arrangement.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increased the rent from $280,000 per year to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. It is the Company's policy, that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.


DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to prepare adequate disclosure that will facilitate an understanding of the company's financial status, and the possibility, likelihood and implications of changes in its financial and operating status. It encourages companies to aid awareness in their "critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions."





                                    15 of 24

The Company's accounting policies are disclosed in its 2001 Report on Form 10-K. There have been no material changes to these policies during the first nine months of fiscal 2002. The more critical of these policies include revenue recognition, royalty income and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.


Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company also offers certain of its customers the right to return products that do not meet the standards agreed with the customer. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company cannot guarantee that they will continue to experience the same return rates that they have in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results for the period or periods in which such returns materialize.

The Company provides for certain sales incentives which include sales rebates and co-op advertising incentives. The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. The Company also records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates do not properly reflect future returns, revenues could be overstated.

Products sold are covered by a lifetime warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase accordingly and result in decreased gross profit.


Royalty Income

The Company's net income is significantly affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company's License Agreements. These agreements require minimum annual royalty payments. The Company currently has two royalty agreements which expire in 2002 and 2008, respectively. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company's results for the period. Based upon the favorable relationships the Company has with the parties under these License Agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.



                                    16 of 24

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at June 30, 2001 has been used throughout the first nine months of fiscal 2002. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Inventory

The Company values inventory at the lower of cost or market. Cost is determined using the last-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "General Factors" our customers may cancel their orders or change purchase volumes. Any of these, or certain additional actions, could create excess inventory levels which would impact the valuation of our inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.


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


                                    17 of 24

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

































                                    18 of 24

PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K

                  (a)   Exhibits Filed

                        See Exhibit Index attached hereto.

                  (b)   Reports on Form 8-K

                        There were no reports on Form 8-K filed during the quarter ended March 31, 2002.






                                   Signatures

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                     KOSS CORPORATION



                  Dated: 4/15/02                      /s/ Michael J. Koss
                         -------                     ---------------------------
                                                     Michael J. Koss
                                                     Vice Chairman, President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer


                  Dated: 4/15/02                     /s/ Sue Sachdeva
                         -------                     ---------------------------
                                                     Sue Sachdeva
                                                     Vice President--Finance















                                    19 of 24

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.



Designation                                                                               Incorporation
of Exhibit          Exhibit Title                                                         by Reference
----------          -------------                                                         ------------


  3.1               Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996 ..............................                 (1)

  3.2               By-Laws of Koss Corporation, as in effect on
                    September 25, 1996 .........................................                (2)

  4.1               Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996.. .............................                (1)

  4.2               By-Laws of Koss Corporation, as in effect on
                    September 25, 1996  ........................................                (2)

10.1                Officer Loan Policy  .......................................                (3)

10.3                Supplemental Medical Care Reimbursement Plan................                (4)

10.4                Death Benefit Agreement with John C. Koss  .................                (5)

10.5                Stock Purchase Agreement with John C. Koss  ................                (6)

10.6                Salary Continuation Resolution for John C . Koss  ..........                (7)

10.7                1983 Incentive Stock Option Plan   .........................                (8)

10.8                Assignment of Lease to John C. Koss   ......................                (9)

10.9                Addendum to Lease   ........................................               (10)

10.10               1990 Flexible Incentive Plan   .............................               (11)

10.12               Loan Agreement, effective as of February 17, 1995                          (12)

10.13               Amendment to Loan Agreement dated June 15, 1995,
                    effective as of February 17, 1995   ........................               (13)

10.14               Amendment to Loan Agreement dated April 29, 1999                           (14)

10.15               Amendment to Loan Agreement dated December 15, 1999.........               (15)



                                    20 of 24



10.16              Amendment to Loan Agreement dated October 10, 2001.......................    (16)


10.17              License Agreement dated November 15, 1991 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for North America, Central
                   America and South America (including Amendment
                   to License Agreement dated November 15, 1991;
                   Renewal Letter dated November 18, 1994; and Second
                   Amendment to License Agreement dated September 29, 1995).................    (17)

10.18              License Agreement dated September 29, 1995 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for Europe (including First
                   Amendment to License Agreement dated December 26,
                   1995)   .................................................................    (18)

10.19              Third Amendment and Assignment of License Agreement to Jiangsu
                   Electronics Industries Limited dated as of March 31,
                   1997.....................................................................    (19)

10.20              Fourth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated as of May 29,
                   1998.....................................................................    (20)

10.21              Fifth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated March 30,
                   2001.....................................................................    (21)

10.22              Sixth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated August 15,
                   2001.....................................................................    (22)

10.23              Seventh Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated December 28,
                   2001.....................................................................    (23)

10.24              License Agreement dated June 30, 1998 between Koss Corporation and
                   Logitech Electronics Inc. (including Addendum to License Agreement
                   dated June 30, 1998).....................................................    (24)

10.25              Amendment and Extension Agreement between Koss Corporation and
                   Logitech Electronics Inc. dated May 1, 2001
                   .........................................................................    (25)

10.26              Consent of Directors (Supplemental Executive
                   Retirement Plan for Michael J. Koss dated
                   March 7, 1997)  .........................................................    (26)

10.27              Amendment to Lease.......................................................    (27)



                                    21 of 24




10.28              Partial Assignment, Termination and Modification of
                   Lease  ..................................................................    (28)

10.29              Restated Lease ..........................................................    (29)

22                 List of Subsidiaries of Koss Corporation   ..............................    (30)


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



                                    22 of 24

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

(16) Incorporated by reference from Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

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

(23) Incorporated by reference from Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)


(24) Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)




                                    23 of 24

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
































                                    24 of 24