Form 10-K
period 2002-06-30
KOSS CORP
filed 2002-09-12
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended June 30, 2002
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


KOSS CORPORATION                                                           Commission file number 0-3295
--------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

A Delaware Corporation                                                          391168275
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin    53212
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (414) 964-5000
                                                    -----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                     Name of Each Exchange on Which Registered
-------------------                     -----------------------------------------
      NONE                                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.005 par value (voting)
                     ---------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 1, 2002 was approximately $32,679,173 (based on the $17.49 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on August 1, 2002). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on August 1, 2002 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On August 1, 2002, 3,911,756 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Report.

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

The Company's principal product is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to the product line over the past three years was:

                                          2002              2001              2000
                                          ----              ----              ----
         Stereophones                      97%               94%               91%

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

The Company regularly applies for registration of its trademarks in various countries, and over the years the Company has had numerous trademarks registered in various countries and numerous patents issued in various countries. Certain of the Company's trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company's business is not, in the opinion of management, materially dependent upon any single patent.

Although retail sales of consumer electronics are predictably higher during the holiday season, management of the Company is of the opinion that its business and industry segment are not seasonal as evidenced by the fact that 51% of sales occurred in the first six months of the fiscal year ended June 30, 2002, and 49% of sales occurred in the latter six months of that fiscal year.

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

The Company markets its products to approximately 2,000 customers worldwide. During 2002, the Company's sales to its largest single customer, Wal-Mart Stores Inc., were approximately 18% of total net sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby reducing the impact on the Company's operating income. Although the loss of business of one or more of the Company's principal customers could have a material adverse effect on the Company's sales volume and profitability, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company (including Wal-Mart) accounted for approximately 47% of total net sales in 2002.

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

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $114,000 during fiscal 2002 as compared with $89,000 during fiscal 2001 and $227,000 during fiscal 2000. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

As of June 30, 2002, the Company employed 103 people. The Company also utilizes temporary personnel to meet seasonal production demands.

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


Item 3.  LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither Koss nor its subsidiaries are subject to any material legal proceedings in management's opinion.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The NASDAQ Stock Market under the trading symbol "KOSS". There were approximately 951 holders of record of the Company's common stock as of August 1, 2002. This number does not include individual participants in security position listings. No dividends were paid for the years ended June 30, 2001 and 2000. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years as well as dividends paid during the last fiscal year (both adjusted for the 2 for 1 stock split) are shown below.

                                                      Per Share
Quarter Ended                High (1)    Low (1)      Dividend
-------------                --------    -------      --------
September 30, 2000            $10.19      $7.56          --
December 31, 2000             $15.88      $9.44          --
March 31, 2001                $15.50      $10.13         --
June 30, 2001                 $20.00      $13.78         --

September 30, 2001            $19.00      $15.00       $0.125
December 31, 2001             $19.00      $12.60       $0.120
March 31, 2002                $17.10      $14.20       $0.120
June 30, 2002                 $18.75      $14.41       $0.120

(1) Rounded to the nearest cent and adjusted to give effect to the November 5, 2001 2-for-1 stock split

The Company's shareholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2001. On July 29, 2002, the Company announced an increase in its quarterly dividend to $0.13 per share payable on October 15, 2002 to shareholders of record on September 30, 2002. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors and are made on a quarterly basis. The decision to pay dividends will depend on the Company's operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

The table set forth below provides certain information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year (June 30, 2002) under which equity securities of the Company are authorized for issuance.

                      Equity Compensation Plan Information

                                                                                           Number of securities remaining
                                  Number of securities to be       Weighted-average         available for future issuance
                                    issued upon exercise of       exercise price of        under equity compensation plans
                                     outstanding options,        outstanding options,    (excluding securities reflected in
         Plan category                warrants and rights        warrants and rights                 column (a))
         -------------                -------------------        -------------------                 -----------
                                              (a)                        (b)                             (c)
                                      -------------------        -------------------                 -----------
   Equity compensation plans
  approved by security holders              607,500                     $12.20                         763,483

 Equity compensation plans not
  approved by security holders          Not applicable              Not applicable                 Not applicable

             Total                          607,500                     $12.20                         763,483

Item 6.  SELECTED FINANCIAL DATA.

                                          2002            2001             2000            1999             1998
                                          ----            ----             ----            ----             ----
Net sales                               $36,571,303      $38,609,335     $35,401,533      $33,776,039     $41,311,207
Net income                               $5,041,343       $5,687,521      $4,953,461       $4,318,189      $5,477,629
Earnings per common share:
  Basic                                       $1.36            $1.35           $0.97            $0.70           $0.84
  Diluted                                     $1.28            $1.28           $0.95            $0.69           $0.82
Total assets                            $20,326,134      $21,496,328     $25,044,307      $25,721,696     $32,028,769
Long-term debt                                   $0               $0              $0               $0      $2,746,000
Cash dividends per
  common share:                              $0.485               --              --               --              --


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2002 RESULTS OF OPERATIONS COMPARED WITH 2001

Net sales for 2002 were $36,571,303 compared with $38,609,335 in 2001, a decrease of $2,038,032 or 5.3%. This decline was due to soft retail business through the second and fourth quarter offset by stronger retail sales in the third quarter.

Gross profit was $14,574,484 or 40% in 2002 compared with $15,572,208 or 40% in 2001.

Selling, general and administrative expenses for 2002 were $7,267,429 compared with $7,446,119 in 2001, a decrease of $178,690 or 2%. The decrease was a result of the Company experiencing lower selling expenses associated with lower sales for the fiscal year offset by additional reserves for bad debts of approximately $500,000 for outstanding KMART receivables recorded in the last six months of the fiscal year.

Income from operations was $7,307,055 in 2002 compared with $8,126,089 in 2001, a decrease of 10%. Interest income was $30,445 in 2002 compared with $85,423 in 2001, a decrease of 64%. Interest income fluctuates in relation to cash balances on hand throughout the year. Interest expense for 2002 was $100,454 compared with $15,465 in 2001. The increase in interest expense is due to the Company's borrowing activity under its unsecured line of credit during the fiscal year.

Royalty income was $964,297 in 2002 compared with $1,010,026 in 2001, a decrease of 4.5%. The decrease in royalty income was primarily a result of a reduction of sales by licensees under certain royalty agreements.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2003. Pursuant to this License Agreement, Jiangsu has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products.

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

2001 RESULTS OF OPERATIONS COMPARED WITH 2000

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

Income taxes are discussed in Note 5 to the consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

During 2002, cash provided by operations was $7,802,565. Working capital was $12,731,229 at June 30, 2002. The decrease in working capital of $1,994,605 from the balance at June 30, 2001 represents primarily the net effect of an increase in cash and certain payables and a decrease in inventories.

Capital expenditures for new property and equipment (including production tooling) were $664,139, $814,851, and $349,620, in 2002, 2001, and 2000,
respectively. Depreciation charges totaled $576,892, $599,526, and $654,916, for the same fiscal years. Budgeted capital expenditures for fiscal year 2003 are $1,082,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $13,272,746 at June 30, 2002 from $14,939,429 at June 30, 2001. The decrease reflects primarily the effect of the purchase and retirement of common stock and dividends offset by current year net income and the exercise of stock options during the year. On July 25, 2001, the Company announced its intent to begin paying quarterly dividends beginning with the quarter ended September 30, 2001. Payments were $462,890, $437,766, and $437,766 for the first, second, and third quarter, respectively. On June 25, 2002, the Company declared a quarterly cash dividend of $0.12 per share ($440,466) payable on July 15, 2002 to stockholders of record on June 30, 2002, which is recorded as dividends payable.

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2002, June 30, 2001 and June 30, 2000.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. In January of 1996, the Board of Directors approved an increase in the stock repurchase program from $2,000,000 to $3,000,000. In July of 1997, the Board of Directors again approved an increase in the stock repurchase program from $3,000,000 to $5,000,000. In January of 1998, the Board of Directors approved an increase of an additional $2,000,000, increasing the total stock repurchase program from $5,000,000 to $7,000,000. In August of 1998, the Board of Directors approved an increase of $3,000,000 in the Company's stock repurchase program, thereby increasing the total amount of stock repurchases from $7,000,000 to $10,000,000. In April of 1999, the Board of Directors again approved an increase in the stock repurchase program from $10,000,000 to $15,000,000. In October of 1999, the Board of Directors increased the stock repurchase program by another $5,000,000, up to a maximum of $20,000,000, and in July of 2000 the Board increased the program by an additional $5,000,000, for a maximum of $25,000,000. In January of 2001 the Board of Directors approved an increase in the stock repurchase program from $25,000,000 to $28,000,000, another increase in April of 2001 of an additional $3,000,000, an additional increase of $3,000,000 in July of 2001, and an additional $1,500,000 in April of 2002, for a maximum of $35,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. For the fiscal year ended June 30, 2002, the Company purchased 301,202 shares of its common stock at an average gross price of $17.98 per share (and an average net price of $16.82 per share).

From the commencement of the Company's stock repurchase program through June 30, 2002, the Company has purchased a total of 4,856,680 shares for a total gross purchase price of $38,577,045 (representing an average gross purchase price of $7.94 per share) and a total net purchase price of $34,502,072 (representing an average net purchase price of $7.10 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company's primary source of liquidity over the past nine months has been operating cash flows. The Company's future cash flows from operations (on both a short term and long term basis) are dependent upon, but not limited to:

         - the ability of the Company to attract new and retain existing customers,
         -        the volume of sales for these customers,
         -        the loss of business of one or more primary customers,
         -        changes in sales mix,
         -        the volume of royalty income,
         -        changes in general economic conditions,
         - management's effectiveness in managing the manufacturing process, and
         - the ability to collect in full and in a timely manner, amounts due the Company.

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

Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee level, and inventory levels. The Company's effectiveness in managing these areas could have an effect on future profitability.

The Company has significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability.

The Company has no "off-balance sheet" financing arrangements.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has disclosed information pertaining to these events in footnotes 3 and 10 to its consolidated financial statements included in this Form 10-K

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

The Company has an agreement with its Chairman to repurchase common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds, which are the lesser of $2.5 million or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In 1991, the Board of Directors agreed to continue the Chairman's current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Chairman has turned 70. The Company has a deferred compensation liability of $737,599 recorded as of June 30, 2002, and $1,015,390 as of June 30, 2001 for this arrangement.

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


DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

The Company's more critical accounting policies include revenue recognition, royalty income and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.


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

The Company provides for certain sales incentives, which include sales rebates and co-op advertising incentives. The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. The Company also records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates do not properly reflect future returns, revenues could be overstated.

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

Royalty Income

The Company's net income is significantly affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company's License Agreements. These agreements require minimum annual royalty payments. The Company currently has two royalty agreements which expire in 2003 and 2008, respectively. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company's results for the period. Based upon the favorable relationships the Company has with the parties under these License Agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.

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

Inventories

The Company values its inventories at the lower of cost or market. Cost is determined using the last-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "General Factors" our customers may cancel their orders or change purchase volumes. Any of these, or certain additional actions, could create excess inventory levels which would impact the valuation of our inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. FAS No. 142 will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets. FAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company has not initiated any business combinations since June 30, 2001. The adoption of FAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue codifies and reconciles certain issues and addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products that were previously addressed in Issues 00-14, 00-22, and 00-25. Issue 01-09 identifies other related interpretive issues. EITF 01-09 was effective for the Company's fiscal quarter ended March 31, 2002. The implementation of this issue did not have a material impact on the Company's results of operations for the fiscal year ended June 30, 2002.


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

Item 7A. QUANTITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK.

In management's opinion, the Company does not engage in any material market risk sensitive activities and does not have any market risk sensitive instruments, other than the Company's commercial credit facility used for working capital purposes and stock repurchases.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company at June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 and the notes thereto, and the report of independent accountants thereon are set forth on pages 16 to 27.

Selected unaudited quarterly financial data is as follows:

                                                                          Quarter
2002                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 8,951,411     $ 9,751,397      $ 8,203,325     $ 9,665,170
Gross profit                                      3,451,891       3,899,847        3,443,626       3,779,120
Net income                                        1,030,874       1,154,200        1,242,839       1,613,430
Earnings per common share:
   Basic (1)                                          $ .27           $ .31            $ .34           $ .44
   Diluted (1)                                          .25             .30              .32             .42

                                                                          Quarter
2001                                             First          Second            Third           Fourth
----                                             -----          -------           -----           ------
Net sales                                       $ 9,879,638     $10,348,476      $ 8,195,114     $10,186,107
Gross profit                                      3,952,247       4,078,142        3,416,187       4,125,632
Net income                                        1,383,991       1,374,951        1,235,702       1,692,877
Earnings per common share:
   Basic (1)                                          $ .31           $ .32            $ .30           $ .43
   Diluted (1)                                          .30             .31              .28             .40

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which 2002 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 2002 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership Of Company Securities" section of the 2002 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 2002 Proxy Statement.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.      The following documents are filed as part of this report:

        1.      Financial Statements
                The following consolidated financial statements of Koss Corporation are set forth on pages 16 to 27:

                    Report of Independent Accountants............................................................16
                    Consolidated Statements of Income for the Years
                         Ended June 30, 2002, 2001, and 2000.....................................................17
                    Consolidated Balance Sheets as of June 30, 2002 and 2001.....................................18
                    Consolidated Statements of Cash Flows
                         for the Years Ended June 30, 2002, 2001, and 2000.......................................19
                    Consolidated Statements of Stockholders' Investment
                         for the Years Ended June 30, 2002, 2001, and 2000.......................................20
                    Notes to Consolidated Financial Statements...................................................21


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

                  10.16    Amendment to Loan Agreement dated October 10, 2001.

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

                  10.19 Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

                  10.20 Fourth Amendment to License Agreement dated as of May 29, 1998.

                  10.21    Fifth Amendment to License Agreement dated March 30,
                           2001.

                  10.22 Sixth Amendment to License Agreement dated August 15, 2001.

                  10.23 Seventh Amendment to License Agreement dated December 28, 2001.

                  10.24    Eighth Amendment to License Agreement dated July 31,
                           2002.

                  10.25 License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

                  10.26 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7,
                           1997).

                  10.27    Amendment to Lease.

                  10.28    Partial Assignment, Termination and Modification of
                           Lease.

                  10.29    Restated Lease.

                  22       List of Subsidiaries of Koss Corporation.

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 13 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 10, 2002

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,                                                  2002              2001             2000
-------------------------------------------------------------------------------------------------------------
Net sales                                                    $36,571,303       $38,609,335       $35,401,533
Cost of goods sold                                            21,996,819        23,037,127        21,843,517
-------------------------------------------------------------------------------------------------------------
Gross profit                                                  14,574,484        15,572,208        13,558,016
Selling, general, and
  administrative expense                                       7,267,429         7,446,119         6,947,013
-------------------------------------------------------------------------------------------------------------
Income from operations                                         7,307,055         8,126,089         6,611,003
Other income (expense):
  Royalty income                                                 964,297         1,010,026         1,283,563
  Interest income                                                 30,445            85,423           102,139
  Interest expense                                             (100,454)          (15,465)          (24,244)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                     8,201,343         9,206,073         7,972,461
Provision for income taxes (note 5)                            3,160,000         3,518,552         3,019,000
-------------------------------------------------------------------------------------------------------------
Net income                                                    $5,041,343        $5,687,521       $ 4,953,461
=============================================================================================================
Earnings per common share:
  Basic                                                            $1.36             $1.35             $0.97
  Diluted                                                          $1.28             $1.28             $0.95
=============================================================================================================
Dividends per common share                                        $0.485              None              None
=============================================================================================================

=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30,                                                                             2002                         2001
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                              $ 1,052,364                    $ 181,678
  Accounts receivable, less allowances of
    $801,055 and $301,252, respectively (note 11)                                     8,371,187                    8,247,045
  Inventories                                                                         6,380,212                    8,496,010
  Prepaid expenses                                                                      600,928                      593,961
  Income taxes receivable                                                                    --                      480,322
  Deferred income taxes (note 5)                                                        714,973                      340,973
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             17,119,664                   18,339,989
-----------------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                                                              1,104,954                    1,031,574
  Machinery, equipment, furniture, and fixtures                                       5,152,552                    5,012,089
  Tools, dies, molds, and patterns                                                    9,513,252                    9,062,776
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     15,770,758                   15,106,439
  Less--accumulated depreciation                                                     13,992,703                   13,415,811
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      1,778,055                    1,690,628
Deferred Income Taxes (note 5)                                                          512,135                      557,135
Other Assets                                                                            916,280                      908,576
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    $20,326,134                  $21,496,328
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                                                   $1,854,316                   $2,062,476
  Accrued liabilities (note 6)                                                        1,587,551                    1,551,679
  Dividends payable                                                                     440,466                           --
  Income taxes payable                                                                  506,102                           --
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         4,388,435                    3,614,155
-----------------------------------------------------------------------------------------------------------------------------
Contingently Redeemable Equity Interest (note 4)                                      1,490,000                    1,490,000
-----------------------------------------------------------------------------------------------------------------------------
Deferred Compensation                                                                   737,599                    1,015,390
-----------------------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                       437,354                      437,354
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (note 10)
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment (note 4):
  Common stock, $0.005 par value,
    authorized 8,500,000 shares;
    issued and outstanding 3,911,756
    and 3,886,756 shares, respectively                                                   19,559                       19,434
  Contingently redeemable common stock                                              (1,490,000)                  (1,490,000)
  Undistributed retained earnings                                                    14,743,187                   16,409,995
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' investment                                                       13,272,746                   14,939,429
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    $20,326,134                  $21,496,328
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                                       2002                   2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                        $5,041,343             $5,687,521             $4,953,461
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Allowance for doubtful accounts (recoveries)                     552,000                 52,238               (37,178)
      Depreciation and amortization                                    576,892                600,819                663,422
      Deferred income taxes                                          (329,000)                229,000              (294,027)
      Deferred compensation                                          (277,791)                115,080                115,080
      Other                                                                 --               (61,001)                 71,322
      Net changes in operating assets and
        liabilities (note 7)                                         2,239,121              2,300,196              2,582,522
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by
          operating activities                                       7,802,565              8,923,853              8,054,602
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of equipment
    and leasehold improvements                                       (664,319)              (814,851)              (349,620)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Payments under line of credit agreement                          (6,786,500)                     --                     --
  Borrowings under line of credit agreement                          6,786,500                     --                     --
  Dividends paid                                                   (1,338,424)                     --                     --
  Purchase of common stock                                         (5,416,436)           (11,627,523)            (6,486,347)
  Exercise of stock options                                            487,300                535,798                774,262
-----------------------------------------------------------------------------------------------------------------------------
      Net cash used in
        financing activities                                       (6,267,560)           (11,091,725)            (5,712,085)
-----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                      870,686            (2,982,723)              1,992,897
  Cash at beginning of year                                            181,678              3,164,401              1,171,504
-----------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                              $ 1,052,364               $181,678            $ 3,164,401
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                                                        Accumulated
                                                           Common Stock            Undistributed           Other
                                                           ------------               Retained         Comprehensive
                                                      Shares         Amount           Earnings              Loss
------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1999                                  5,422,238       $ 27,111         $22,715,146           $(71,322)
  Net income                                                  --             --           4,953,461                  --
  Purchase and retirement of treasury stock            (871,000)        (4,355)         (6,481,992)                  --
  Exercise of stock options                              147,500            738             773,524                  --
  Foreign currency translation adjustment                     --             --                  --              71,322
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                 4,698,738         23,494          21,960,139                  --
  Net income                                                  --             --           5,687,521                  --
  Purchase and retirement of treasury stock            (924,482)        (4,622)        (11,622,901)                  --
  Exercise of stock options                              112,500            562             385,236                  --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                 3,886,756       $ 19,434         $16,409,995             $    --
  Net income                                                  --             --           5,041,343                  --
  Dividends declared and paid                                 --             --         (1,778,890)                  --
  Exercise of stock options                               85,000            425             487,175                  --
  Purchase and retirement of treasury stock             (60,000)          (300)         (5,416,436)                  --
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                                 3,911,756       $ 19,559         $14,743,187             $    --
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 18,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 11% and 14% of the Company's accounts receivable at June 30, 2002 and 2001, respectively, were foreign receivables.

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

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 2003 and 2008. These agreements require minimum annual royalty payments.

INVENTORIES--Substantially all of the Company's inventories were valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out
(FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $787,361 and $981,018 higher than reported at June 30, 2002 and 2001, respectively.

The components of inventories at June 30 are as follows:

                                                                  2002              2001
                            -------------------------------------------------------------
                            Raw materials and
                              work in process              $ 2,033,836       $ 2,516,999
                            Finished goods                   4,346,376         5,979,011
                            -------------------------------------------------------------
                                                           $ 6,380,212       $ 8,496,010
                            =============================================================


During 2002 and 2001, the Company liquidated certain LIFO layers, the effect of which did not have a significant impact on operating income.

PROPERTY AND EQUIPMENT--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                                Leasehold Improvements            10-15 years
                                Machinery, Equipment,
                                  Furniture, and Fixtures          3-10 years
                                Tools, Dies, Molds,
                                  and Patterns                      4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $114,000 in 2002, $89,000 in 2001 and $227,000 in 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS--In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. FAS No. 142 will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets. FAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company has not initiated any business combinations since June 30, 2001. As of June 30, 2002, the Company does not have any goodwill or other intangible assets.

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

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue codifies and reconciles certain issues address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products that were previously addressed in Issues 00-14, 00-22, and 00-25. Issue 01-09 identifies other related interpretive issues. EITF 01-09 was effective for the Company's fiscal quarter ended March 31, 2002. The implementation of this issue did not have a material impact on the Company's results of operations for the fiscal year ended June 30, 2002.

RECLASSIFICATIONS--Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal years ended June 30, 2002, 2001, and 2000, were 3,700,884, 2,104,041, and 2,542,768, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 222,699, 121,200, and 59,716, related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

3.  LONG-TERM DEBT

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2002 and 2001. The Company borrowed and repaid $6,786,500 under this credit facility in fiscal year 2002.


4.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to ..25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

                                                                              Range of Exercise            Weighted
                                                              Number of              Prices per             Average
                                                                 Shares                   Share      Exercise Price
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 1999                    537,500             $2.66-$5.96               $5.02
               Granted                                          120,000             $6.73-$7.40               $7.12
               Exercised                                      (147,500)             $2.66-$5.42               $3.93
               Cancelled                                       (15,000)                   $5.00               $5.00
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 2000                    495,000             $2.66-$7.40               $5.85
               Granted                                          160,000           $16.76-$18.43              $17.80
               Exercised                                      (112,500)             $2.66-$6.73               $4.73
        ------------------------------------------------------------------------------------------------------------
        Shares under option at June 30, 2001                    542,500            $5.10-$18.43               $9.61
               Granted                                          150,000           $16.80-$18.48              $17.92
               Exercised                                       (85,000)             $5.37-$6.75               $5.74
        ============================================================================================================
        Shares under option at June 30, 2002                    607,500            $5.10-$18.48              $12.20
        ============================================================================================================
        Options exercisable at June 30, 2002                    227,500            $5.10-$18.43               $8.23
        ============================================================================================================

The weighted average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2002, 2001, and 2000 was $4.91, $5.31, and $3.33, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the grant date during 2001 and 2000 was $7.90 and $4.64, respectively. There were no options granted in 2002 for which the exercise price was less than the market price on the date of grant. The weighted average remaining contractual life of these options approximates 5 years.

The Company currently accounts for its stock-based compensation plans using the intrinsic value method. Companies that elect to use the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has recorded no compensation cost for options granted under its stock-based compensation plan using the intrinsic value method. Had compensation cost been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, the Company's pro forma net income and earnings per share would have been as presented below:

                                                                               2002           2001            2000
                                                                         ------------------------------------------
        Net income - as reported                                         $5,041,343     $5,687,521      $4,953,461
        Net income - pro forma                                           $4,424,091      5,238,951       4,602,345
        Earnings per common share - as reported
           Basic                                                              $1.36          $1.35           $0.97
           Diluted                                                            $1.28          $1.28           $0.95
        Earnings per common share - pro forma
           Basic                                                              $1.20          $1.25           $0.91
           Diluted                                                            $1.13          $1.18           $0.88


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                               2002           2001            2000
                                                                         ------------------------------------------
        Expected stock price volatility                                      46.96%         50.41%          56.09%
        Risk free interest rate                                               4.61%          4.97%           6.54%
        Expected dividend yield                                               2.87%             --              --
        Expected life of options                                         5.00 years     5.13 years      5.25 years

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


5.  INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheet.

The provision for income taxes in 2002, 2001, and 2000 consists of the following:


         Year Ended June 30,                                  2002                 2001                 2000
         ----------------------------------------------------------------------------------------------------
         Current:
           Federal                                      $2,912,000           $2,716,552           $2,788,027
           State                                           577,000              573,000              525,000
         Deferred                                        (329,000)              229,000            (294,027)
         ----------------------------------------------------------------------------------------------------
                                                        $3,160,000           $3,518,552           $3,019,000
         ====================================================================================================

The 2002, 2001, and 2000 tax provision results in an effective rate different than the federal statutory rate due to the following:

         Year Ended June 30,                                  2002                 2001                 2000
         ----------------------------------------------------------------------------------------------------
         Federal income tax at
           statutory rate                               $2,789,000           $3,130,000           $2,711,000
         State income taxes, net of
           federal tax benefit                             381,000              378,000              346,000
         Other                                            (10,000)               10,552             (38,000)
         ----------------------------------------------------------------------------------------------------
         Total provision for
           income taxes                                 $3,160,000           $3,518,552           $3,019,000
         ====================================================================================================

Temporary differences which give rise to deferred tax assets and liabilities at June 30 include:

                                                                               2002                      2001
         ----------------------------------------------------------------------------------------------------
         Deferred Tax Assets
           Deferred compensation                                           $282,000                  $385,000
           Accrued expenses and reserves                                    868,000                   357,000
           Package design and trademarks                                    244,000                   193,000
           Other                                                              9,000                     9,000
         ----------------------------------------------------------------------------------------------------
                                                                          1,403,000                   944,000

         Deferred Tax Liabilities
           Royalties receivable/deferred                                  (174,000)                  (11,000)
           Equipment and leasehold improvements                             (2,000)                  (35,000)
         ----------------------------------------------------------------------------------------------------
         Net deferred tax asset                                          $1,227,000                  $898,000
         ====================================================================================================

6.  ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                                                               2002                      2001
         ----------------------------------------------------------------------------------------------------
         Salaries and wages                                                $407,367                  $584,435
         Cooperative advertising
           and promotion allowances                                         747,777                   463,314
         Payroll taxes and
           employee benefits                                                189,342                   186,738
         Other                                                              243,065                   317,192
         ----------------------------------------------------------------------------------------------------
                                                                         $1,587,551                $1,551,679
         ====================================================================================================

7.  ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

                                                          2002                  2001                  2000
         -------------------------------------------------------------------------------------------------
         Accounts receivable                        $(676,142)            $ (71,098)            $(783,468)
         Inventories                                 2,115,798               918,026             3,541,082
         Prepaid expenses                              (6,967)              (31,933)              (48,128)
         Income taxes                                  986,424             (235,567)                21,574
         Other assets                                  (7,704)             (170,377)              (43,371)
         Accounts payable                            (208,160)             1,491,909             (221,218)
         Accrued liabilities                            35,872               399,236               116,051
         -------------------------------------------------------------------------------------------------
         Net change                                 $2,239,121            $2,300,196            $2,582,522
         =================================================================================================

                                                           2002                  2001                  2000
                                                           ----                  ----                  ----
Net cash paid during the year for:
         Interest                                      $100,454               $15,465               $24,244
         Income taxes                                $2,502,576            $3,675,119            $3,291,453


8.  EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $74,000 in 2002, $94,000 in 2001, and $0 in 2000.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2001, 2000 and 1999, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Contributions for each of the years ended June 30, 2002, 2001 and 2000 were $180,000.

9.  INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture, and sale of stereophones and related accessories.

The Company's export sales amounted to $4,037,739 during 2002, $3,575,201 during 2001, and $3,129,872 during 2000.

Sales to one customer, Wal-Mart Stores Inc., were approximately 18% of total sales for the year ended June 30, 2002. Sales to the Tandy Corporation were approximately 18% and 16% for the years ended June 2001 and 2000.

10.  COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On June 25, 1993, the lease was renewed for a period of ten years, and is being accounted for as an operating lease. The lease extension increases the rent from $280,000 per year to a fixed rate of $350,000 per year for three years and $380,000 for the seven years thereafter. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. Rent expense, which includes this lease, approximated $421,000 in 2002, $424,000 in 2001, and $454,000 in 2000.

11.  SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 2002, 2001, and 2000 are summarized as follows:

     Year        Balance at Beginning         Charges Against/                                 Balance at End of
    Ending             of Period             (Credits To) Income          Deductions*               Period
    ------             ---------             -------------------          -----------               ------
     2002               $301,252                   $552,000                 $ 52,197               $801,055
     2001               $252,194                   $ 52,238                 $  3,180               $301,252
     2000               $447,644                  ($ 37,178)                $158,272               $252,194

  *Represents charges against the allowance, net of recoveries.

Advertising costs included selling, general, and administrative expenses in the accompanying statements of income were $366,545 in 2002, $207,776 in 2001, and $235,257 in 2000. Such costs are expensed as incurred.

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

KOSS CORPORATION


By: /s/ Michael J. Koss                                         Dated: 9/4/02
   ------------------------------                                      ------
   Michael J. Koss,
   Vice Chairman
   President
   Chief Executive Officer
   Chief Operating Officer and
   Chief Financial Officer

By: /s/ Sujata Sachdeva                                         Dated: 9/4/02
   -----------------------------                                       ------
   Sujata Sachdeva,
   Vice President - Finance
   Principal Accounting Officer
   Secretary


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John C. Koss                                /s/ Michael J. Koss
------------------------                        -------------------
John C. Koss, Director                          Michael J. Koss, Director
Dated:  9/4/02                                  Dated:  9/4/02
        ------                                          ------

/s/ Martin F. Stein                             /s/ Victor L. Hunter
-------------------                             --------------------
Martin F. Stein, Director                       Victor L. Hunter, Director
Dated:  9/4/02                                  Dated:  9/4/02
        ------                                          ------

/s/ John J. Stollenwerk                         /s/ Lawrence S. Mattson
-----------------------                         -----------------------
John J. Stollenwerk, Director                   Lawrence S. Mattson, Director
Dated:  9/4/02                                  Dated:  9/4/02
        ------                                          ------

/s/ Thomas L. Doerr
Thomas L. Doerr, Director
Dated:  9/4/02
        ------






The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

                                KOSS CORPORATION

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Koss, certify that:

1. I have reviewed this annual report on Form 10-K of Koss Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 4, 2002


/s/ Michael J. Koss
----------------------
Michael J. Koss
Chief Executive Officer, President and
Chief Financial Officer

OFFICERS AND                                                      DIRECTORS
SENIOR MANAGEMENT
John C. Koss                                                      John C. Koss
Chairman of the Board                                             Chairman of the Board
                                                                  Koss Corporation
Michael J. Koss
Vice Chairman                                                     Thomas L. Doerr
President                                                         President
Chief Executive Officer                                           Doerr Corporation
Chief Operating Officer
Chief Financial Officer                                           Victor L. Hunter
                                                                  President
John C. Koss, Jr.                                                 Hunter Business Group, LLC
Vice President-Sales
                                                                  Michael J. Koss
Sujata Sachdeva                                                   Vice Chairman, President,
Vice President-Finance/Secretary                                  C.E.O., C.O.O., C.F.O.
                                                                  Koss Corporation
Jill McCurdy
Vice President-Product Development                                Lawrence S. Mattson
                                                                  Retired President
Lenore Lillie                                                     Oster Company
Vice President-Operations
                                                                  Martin F. Stein
Cheryl Mike                                                       Chairman
Vice President-Human Resources/Customer Relations                 Eyecare One Inc.

Declan Hanley                                                     John J. Stollenwerk
Vice President-International Sales                                President
                                                                  Allen-Edmonds Shoe Corporation


ANNUAL MEETING                                                    TRANSFER AGENT

October 17, 2002 -- 9:00a.m.                                      Questions regarding change of address,
Milwaukee River Hilton Inn                                        stock transfer, lost certificate, or
4700 N. Port Washington Rd.                                       Information on a particular account
Milwaukee, WI  53212                                              should be directed in writing to:

INDEPENDENT ACCOUNTANTS                                           American Stock Transfer
                                                                  & Trust Company
PricewaterhouseCoopers LLP                                        59 Maiden Lane
Milwaukee, Wisconsin                                              New York, NY  10038

LEGAL COUNSEL                                                     16800 West Greenfield Avenue
                                                                  Brookfield, WI  53005
Richard W. Silverthorn                                            Attn:  Barbara Bahr
General Counsel                                                   Shareholders Toll-free: 1-800-937-5449
Whyte Hirschboeck Dudek S.C.


                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.


Designation                                                                          Incorporation
of Exhibit         Exhibit Title                                                     by Reference
----------         -------------                                                     ------------
  3.1              Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996..............................             (1)

  3.2              By-Laws of Koss Corporation, as in effect on
                   September 25, 1996........................................             (2)

  4.1              Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996..............................             (1)

  4.2              By-Laws of Koss Corporation, as in effect on
                   September 25, 1996........................................             (2)

10.1               Officer Loan Policy.......................................             (3)

10.3               Supplemental Medical Care Reimbursement Plan .............             (4)

10.4               Death Benefit Agreement with John C. Koss.................             (5)

10.5               Stock Purchase Agreement with John C. Koss................             (6)

10.6               Salary Continuation Resolution for John C . Koss..........             (7)

10.7               1983 Incentive Stock Option Plan .........................             (8)

10.8               Assignment of Lease to John C. Koss ......................             (9)

10.9               Addendum to Lease ........................................             (10)

10.10              1990 Flexible Incentive Plan .............................             (11)

10.12              Loan Agreement, effective as of February 17, 1995 ........             (12)

10.13              Amendment to Loan Agreement dated June 15, 1995,
                   effective as of February 17, 1995 ........................             (13)

10.14              Amendment to Loan Agreement dated April 29, 1999 .........             (14)

10.15              Amendment to Loan Agreement dated December 15, 1999 ......             (15)

10.16              Amendment to Loan Agreement dated
                   October 10, 2001 .........................................             (16)


10.17              License Agreement dated November 15, 1991 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for North America, Central
                   America and South America (including Amendment
                   to License Agreement dated November 15, 1991;
                   Renewal Letter dated November 18, 1994; and Second
                   Amendment to License Agreement dated September 29, 1995) ....          (17)

10.18              License Agreement dated September 29, 1995 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for Europe (including First
                   Amendment to License Agreement dated December 26,
                   1995) .......................................................          (18)

10.19              Third Amendment and Assignment of License Agreement to
                   Jiangsu Electronics Industries Limited dated as of March
                   31, 1997.....................................................          (19)

10.20              Fourth Amendment to License Agreement dated as of May 29,
                   1998.........................................................          (20)

10.21              Fifth Amendment to License Agreement dated
                   March 30, 2001...............................................          (21)

10.22              Sixth Amendment to License Agreement dated August 15,
                   2001 ........................................................          (22)

10.23              Seventh Amendment to License Agreement dated
                   December 28, 2001 ...........................................          (23)

10.24              Eighth Amendment to License Agreement dated
                   July 31, 2002................................................          (24)

10.25              License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License
                   Agreement dated June 30, 1998) ..............................          (25)

10.26              Consent of Directors (Supplemental Executive
                   Retirement Plan for Michael J. Koss dated
                   March 7, 1997) ..............................................          (26)

10.27              Amendment to Lease ..........................................          (27)

10.28              Partial Assignment, Termination and Modification of
                   Lease .......................................................          (28)

10.29              Restated Lease ..............................................          (29)

22                 List of Subsidiaries of Koss Corporation ....................          (30)

99.1               Certification of Chief Executive Officer and Chief
                   Financial Officer ...........................................          (31)

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

(24)               Filed herewith

(25) Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

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

(31)               File herewith