Form 10-Q
period 2002-09-30
KOSS CORP
filed 2002-11-05
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended September 30, 2002
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At September 30, 2002, there were 3,911,756 shares outstanding of the Registrant's common stock, $0.005 par value per share.

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2002


                                      INDEX



                                                                           Page
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                  September 30, 2002 and June 30, 2002                       3

                  Condensed Consolidated Statements
                  of Income (Unaudited)
                  Three months ended September 30, 2002 and 2001             4

                  Condensed Consolidated Statements of Cash
                  Flows (Unaudited)
                  Three months ended September 30, 2002 and 2001             5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited) September 30, 2002                  6-7

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8-11

         Item 4   Controls and Procedures                                    11


PART II  OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security-Holders        12

         Item 6   Exhibits and Reports on Form 8-K                           13


                                    2 of 19

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30, 2002        June 30, 2002
                                                    ------------------        -------------
ASSETS
     Current Assets:
          Cash                                             $ 1,747,336          $ 1,052,364
          Accounts receivable                                7,297,440            8,371,187
          Inventories                                        8,298,415            6,380,212
          Other current assets                               1,510,068            1,315,901
                                                           -----------          -----------
               Total current assets                         18,853,259           17,119,664

     Property and Equipment, net                             1,713,368            1,778,055
     Other Assets                                            1,428,415            1,428,415
                                                           -----------          -----------
                                                           $21,995,042          $20,326,134
                                                           ===========          ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                                 $ 2,465,979          $ 1,854,316
          Accrued liabilities                                1,441,743            1,587,551
          Income taxes payable                               1,075,279              506,102
          Dividends payable                                    477,172              440,466
                                                           -----------          -----------
               Total current liabilities                     5,460,173            4,388,435

     Deferred Compensation                                     711,163              737,599
     Other Liabilities                                         437,354              437,354
     Contingently Redeemable Equity Interest                 1,490,000            1,490,000
     Stockholders' Investment                               13,896,352           13,272,746
                                                           -----------          -----------
                                                           $21,995,042          $20,326,134
                                                           ===========          ===========

See accompanying notes.


                                     3 of 19

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


Three Months Ended September 30                    2002                  2001
                                                -----------           -----------
Net sales                                       $ 8,954,978           $ 8,951,411
Cost of goods sold                                5,424,221             5,499,520
                                                -----------           -----------
Gross profit                                      3,530,757             3,451,891
Selling, general and
   administrative expense                         1,880,652             1,925,964
                                                -----------           -----------
Income from operations                            1,650,105             1,525,927
Other income (expense)
   Royalty income                                   163,961               167,714
   Interest income                                    4,279                 7,281
   Interest expense                                 (11,290)              (10,964)
                                                -----------           -----------
Income before income tax provision                1,807,055             1,689,958
Provision for income taxes                          706,277               659,084
                                                -----------           -----------
   Net income                                   $ 1,100,778           $ 1,030,874
                                                ===========           ===========
Earnings per common share:
   Basic                                              $0.30                 $0.27
   Diluted                                            $0.29                 $0.25
                                                ===========           ===========
Dividends per common share                            $0.13                $0.125
                                                ===========           ===========


See accompanying notes.


                                     4 of 19

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Three Months Ended September 30                              2002              2001
                                                          -----------       -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                           $ 1,100,778       $ 1,030,874
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation                                   150,069           154,785
               Deferred compensation                          (26,436)           28,770
               Net changes in operating assets and
                    liabilities                                18,020          (242,933)
                                                          -----------       -----------
     Net cash provided by operating
           activities                                       1,242,431           971,496
                                                          -----------       -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of equipment
          and leasehold improvements                         (106,993)         (158,820)
                                                          -----------       -----------
          Net cash provided by
              investing activities                           (106,993)         (158,820)
                                                          -----------       -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Repayments under line of credit agreements                    --          (615,000)
     Borrowings under line of credit agreements                    --         4,080,400
     Dividends paid                                          (440,466)               --
     Purchase of common stock for treasury                         --        (3,391,312)
     Purchase and retirement of common stock                       --          (844,325)
     Exercise of stock options                                     --           112,200
                                                          -----------       -----------
     Net cash used in financing
          activities                                         (440,466)         (658,037)
                                                          -----------       -----------
Net increase in cash                                          694,972           154,639
Cash at beginning of period                                 1,052,364           181,678
                                                          -----------       -----------
Cash at end of period                                     $ 1,747,336       $   336,317
                                                          ===========       ===========


See accompanying notes.


                                     5 of 19

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2002 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2002, Annual Report on Form 10-K.

2.       EARNINGS PER COMMON SHARE AND STOCK SPLIT

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2002 and 2001 were 3,855,625 and 3,835,612, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 185,071 and 123,889 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended September 30, 2002 and 2001, respectively.

         On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. Earnings per common share amounts disclosed have been restated to give effect to the common stock split.

3.       INVENTORIES

         The classification of inventories is as follows:

                                                              September 30, 2002       June 30, 2002
                                                              ------------------       -------------
                    Raw materials and
                      work in process                                 $3,726,500          $2,288,918
                    Finished goods                                     5,359,276           4,878,655
                                                                      ----------          ----------
                                                                       9,085,776           7,167,573
                    LIFO Reserve                                        (787,361)           (787,361)
                                                                      ----------          ----------
                                                                      $8,298,415          $6,380,212
                                                                      ==========          ==========

4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the

                                     6 of 19
         common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2002 and June 30, 2002, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding FAS No. 121. SFAS No. 143 and SFAS No. 144 was effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

         In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue addresses various aspects of the accounting for consideration given by a vendor to a customer or reseller of the vendor's products and was effective for the Company's fiscal quarter ended March 31, 2002. The implementation of this issue did not have a material impact on the Company's results of operations for the quarter ended September 30, 2002.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146.

 6.       DIVIDENDS DECLARED

          On September 23, 2002, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2002 to be paid October 15, 2002, such dividend payable has been recorded at September 30, 2002.


                                     7 of 19

                        KOSS CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - September 30, 2002
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash provided by operating activities during the three months ended September 30, 2002 amounted to $1,242,431. This was a result of net income for the period adjusted for changes in operating assets and liabilities, primarily related to increases in inventories, accounts payable and income taxes payable and decreases in accounts receivable.

Capital expenditures for new property and equipment (including production tooling) were $106,993 for the quarter. Budgeted capital expenditures for fiscal year 2003 are $1,082,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment increased to $13,896,352 at September 30, 2002, from $13,272,746 at June 30, 2002. The increase reflects the effect of net income and dividends.

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at September 30, 2002 and June 30, 2002.

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


                                     8 of 19

From the commencement of the Company's stock repurchase program through September 30, 2002, the Company has purchased a total of 4,856,680 shares for a total gross purchase price of $38,577,045 (representing an average gross purchase price of $7.94 per share) and a total net purchase price of $34,502,072 (representing an average net purchase price of $7.10 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 2002, the ESOP did not purchase any shares of the Company's stock.


Results of Operations

Net sales for the first quarter ended September 30, 2002 were $8,954,978 compared with $8,951,411 for the same period in 2001, an increase of $3,567.

Gross profit as a percent of net sales stayed steady at 39% for the quarter ended September 30, 2002 compared with 39% in the prior year.

Selling, general and administrative expenses for the quarter ended September 30, 2002 were $1,880,652 or 21% of net sales, compared to $1,925,964 or 22% of net sales for the same period in 2001

For the first quarter ended September 30, 2002, income from operations was $1,650,105 versus $1,525,927 for the same period in the prior year

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

Royalty income for the quarter ended September 30, 2002 was $163,961, compared to $167,714 for the quarter ended September 30, 2001.

Interest income for the quarter was $4,279 as compared to $7,281 for the same quarter in 2001. The decrease in interest income in 2002 is a result of lower levels of invested excess cash.

                                     9 of 19

Interest expense amounted to $11,290 for the quarter as compared to $10,964 for the same period in the prior year.

On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. All earnings per common share amounts herein have been restated to give effect to the common stock split.

On September 23, 2002, the Company declared a quarterly cash dividend of $0.13 per share payable on October 15, 2002 to stockholders of record on September 30, 2002, which is recorded as dividends payable.


New Accounting Pronouncements

In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding FAS No. 121. SFAS No. 143 and SFAS No. 144 was effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

In November 2001, the EITF reached a consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue addresses various aspects of the accounting for consideration given by a vendor to a customer or reseller of the vendor's products and was effective for the Company's fiscal quarter ended March 31, 2002. The implementation of this issue did not have a material impact on the Company's results of operations for the quarter ended September 30, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146.



                                    10 of 19

Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to their evaluation. Management, including the Chief Executive Officer/Chief Financial Officer, periodically reviews the Company's internal controls for effectiveness and plans to conduct quarterly evaluations of its disclosure controls and procedures.




            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words "anticipates," "believes," or "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

                                    11 of 19

PART II  OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security-Holders

         (a) On October 17, 2002 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

         (c) There were 3,670,554 shares of common stock eligible to vote at the Annual Meeting, of which 3,227,805 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

                                                                    Number of Votes          Broker
                                                               ------------------------     ---------
                                                                  For          Withheld     Non-Votes
                                                               ----------      --------     ---------
                  Nominees for 1-year terms ending in 2003:

                  John C. Koss                                  3,224,356         3,449             0
                  Thomas L. Doerr                               3,224,530         3,275             0
                  Michael J. Koss                               3,224,530         3,275             0
                  Lawrence S. Mattson                           3,224,356         3,449             0
                  Martin F. Stein                               3,224,530         3,275             0
                  John J. Stollenwerk                           3,223,756         4,049             0

                                                                           Number of Votes               Broker
                                                               ------------------------------------     ---------
                                                                   For         Against      Abstain     Non-Votes
                                                               ------------   ---------     -------     ---------
                  Appointment of
                  PricewaterhouseCoopers LLP
                  as independent auditors
                  for the year ended
                  June 30, 2003                                   3,220,583       7,222            0            0


                                    12 of 19

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 30, 2002.




                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                KOSS CORPORATION



         Dated: 11/4/02          /s/ Michael J. Koss
               ---------        -------------------------------------
                                Michael J. Koss
                                Vice Chairman, President,
                                Chief Executive Officer,
                                Chief Financial Officer

         Dated: 11/4/02          /s/ Sue Sachdeva
               ---------        -------------------------------------
                                Sue Sachdeva
                                Vice President--Finance, and
                                Secretary



                                    13 of 19

                                KOSS CORPORATION

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Koss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Koss Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the registrant's certifying officer I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002



/s/ Michael J. Koss
-------------------
Michael J. Koss
Chief Executive Officer, President and
Chief Financial Officer

                                    14 of 19

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.


Designation                                                                             Incorporation
of Exhibit          Exhibit Title                                                       by Reference
-----------         -------------                                                       ------------
  3.1               Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996 ...............................                (1)

  3.2               By-Laws of Koss Corporation, as in effect on
                    September 25, 1996 .........................................                (2)

  4.1               Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996.. .............................                (1)

  4.2               By-Laws of Koss Corporation, as in effect on
                    September 25, 1996 .........................................                (2)

 10.1               Officer Loan Policy ........................................                (3)

 10.3               Supplemental Medical Care Reimbursement Plan ...............                (4)

 10.4               Death Benefit Agreement with John C. Koss ..................                (5)

 10.5               Stock Purchase Agreement with John C. Koss .................                (6)

 10.6               Salary Continuation Resolution for John C . Koss ...........                (7)

 10.7               1983 Incentive Stock Option Plan ...........................                (8)

 10.8               Assignment of Lease to John C. Koss ........................                (9)

 10.9               Addendum to Lease ..........................................               (10)

 10.10              1990 Flexible Incentive Plan ...............................               (11)

 10.12              Loan Agreement, effective as of February 17, 1995 ..........               (12)

 10.13              Amendment to Loan Agreement dated June 15, 1995,
                    effective as of February 17, 1995 ..........................               (13)

 10.14              Amendment to Loan Agreement dated April 29, 1999 ...........               (14)

 10.15              Amendment to Loan Agreement dated December 15, 1999 ........               (15)



                                    15 of 19

10.16              Amendment to Loan Agreement dated October 10, 2001                           (16)

10.17              License Agreement dated November 15, 1991 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for North America, Central
                   America and South America (including Amendment
                   to License Agreement dated November 15, 1991;
                   Renewal Letter dated November 18, 1994; and Second
                   Amendment to License Agreement dated September 29, 1995) ....                (17)

10.18              License Agreement dated September 29, 1995 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for Europe (including First
                   Amendment to License Agreement dated December 26, 1995) .....                (18)

10.19              Third Amendment and Assignment of License Agreement to
                   Jiangsu Electronics Industries Limited dated as of March
                   31, 1997 ....................................................                (19)

10.20              Fourth Amendment to License Agreement between Koss
                   Corporation and Jiangsu Electronics Industries Limited
                   dated as of May 29, 1998 ....................................                (20)

10.21              Fifth Amendment to License Agreement between Koss
                   Corporation and Jiangsu Electronics Industries Limited dated
                   March 30, 2001 ..............................................                (21)

10.22              Sixth Amendment to License Agreement between Koss
                   Corporation and Jiangsu Electronics Industries Limited
                   dated August 15, 2001 .......................................                (22)

10.23              Seventh Amendment to License Agreement between Koss
                   Corporation and Jiangsu Electronics Industries Limited dated
                   December 28, 2001 ...........................................                (23)

10.24              Eighth Amendment to License Agreement between Koss
                   Corporation and Jiangsu Electronics Industries Limited dated
                   July 31, 2002 ...............................................                (24)

10.25              License Agreement dated June 30, 1998 between Koss
                   Corporation and Logitech Electronics Inc. (including
                   Addendum to License Agreement dated June 30, 1998)                           (25)

10.26              Amendment and Extension Agreement between Koss Corporation
                   and Logitech Electronics Inc. dated May 1, 2001 .............                (26)

10.27              Consent of Directors (Supplemental Executive
                   Retirement Plan for Michael J. Koss dated
                   March 7, 1997)  ............................................                 (27)

10.28              Amendment to Lease...........................................                (28)

10.29              Partial Assignment, Termination and Modification of
                   Lease  ......................................................                (29)

10.30              Restated Lease .............................................                 (30)

22                 List of Subsidiaries of Koss Corporation   ..................                (31)

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


                                    17 of 19

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

(24) Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File 0-3295)



                                    18 of 19

(25) Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26) Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27) Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28) Incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29) Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30) Incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(31) Incorporated by reference from Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)



                                    19 of 19