Form 10-Q
period 2002-12-31
KOSS CORP
filed 2003-02-05
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended December 31, 2002
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES  X        NO
                                     ---          ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES           NO  X
                                     ---          ---

At December 31, 2002, there were 3,650,554 shares outstanding of the Registrant's common stock, $0.005 par value per share.






                                    1 of 19

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2002

                                      INDEX

                                                                            Page
PART I      FINANCIAL INFORMATION

            Item 1  Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited)
                    December 31, 2002 and June 30, 2002                       3

                    Condensed Consolidated Statements of Income
                    (Unaudited) Three Months and Six Months Ended
                    December 31, 2002 and 2001                                4

                    Condensed Consolidated Statements of Cash Flows
                    (Unaudited) Six Months Ended December 31, 2002
                    and 2001                                                  5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) December 31, 2002                6-8

            Item 2  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-11

            Item 4  Controls and Procedures                                   11


PART II     OTHER INFORMATION

            Item 4  Submission of Matters to a Vote of Security-Holders       12

            Item 6  Exhibits and Reports on Form 8-K                          12










                                    2 of 19

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    December 31, 2002          June 30, 2002
                                                    -----------------          -------------
ASSETS
     Current Assets:
          Cash                                        $      803,864           $   1,052,364
          Accounts receivable                              6,928,139               8,371,187
          Inventories                                      7,912,634               6,380,212
          Income taxes receivable                            163,077                      --
          Other current assets                             1,378,930               1,315,901
                                                      --------------           -------------
               Total current assets                       17,186,644              17,119,664

     Property and Equipment, net                           1,931,216               1,778,055
     Other Assets                                          1,428,415               1,428,415
                                                      --------------           -------------
                                                      $   20,546,275           $  20,326,134
                                                      ==============           =============


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current Liabilities:
          Accounts payable                            $    1,819,599           $   1,854,316
          Accrued liabilities                              1,485,669               1,587,551
          Income taxes payable                                    --                 506,102
          Dividends payable                                  474,572                 440,466
                                                      --------------           -------------
               Total current liabilities                   3,779,840               4,388,435

     Deferred Compensation                                   711,163                 737,599
     Other Liabilities                                       437,354                 437,354
     Contingently Redeemable Equity Interest               1,490,000               1,490,000
     Stockholders' Investment                             14,127,918              13,272,746
                                                      --------------           -------------
                                                      $   20,546,275           $  20,326,134
                                                      ==============           =============


See accompanying notes.







                                    3 of 19

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months                        Six Months
Period Ended December 31                   2002             2001              2002              2001
------------------------               ------------     ------------      ------------      ------------
Net sales                              $  7,818,848     $  9,751,397      $ 16,773,826      $ 18,702,808
Cost of goods sold                        4,627,988        5,851,550        10,052,209        11,351,070
                                       ------------     ------------      ------------      ------------
Gross profit                              3,190,860        3,899,847         6,721,617         7,351,738
Selling, general and
   administrative expense                 1,733,143        2,237,934         3,613,795         4,163,898
                                       ------------     ------------      ------------      ------------
Income from operations                    1,457,717        1,661,913         3,107,822         3,187,840
Other income (expense)
   Royalty income                           254,760          265,833           418,721           433,547
   Interest income                            2,502           14,989             6,781            22,270
   Interest expense                               0          (49,254)          (11,290)          (60,218)
                                       ------------     ------------      ------------      ------------
Income before income tax provision        1,714,979        1,893,481         3,522,034         3,583,439
Provision for income taxes                  668,842          739,281         1,375,119         1,398,365
                                       ------------     ------------      ------------      ------------
   Net income                          $  1,046,137     $  1,154,200      $  2,146,915      $  2,185,074
                                       ============     ============      ============      ============
Earnings per common share:
   Basic                               $       0.29     $       0.31      $       0.59      $       0.58
   Diluted                             $       0.27     $       0.30      $       0.56      $       0.55
                                       ============     ============      ============      ============
Dividends per common share             $       0.13     $       0.12      $       0.26      $      0.245
                                       ============     ============      ============      ============



See accompanying notes.


                                    4 of 19

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six Months Ended December 31                                 2002              2001
----------------------------                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  2,146,915      $  2,185,074
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                            254,520           309,570
      Deferred compensation                                   (26,436)           57,540
      Net changes in operating assets and liabilities      (1,382,487)          (56,685)
                                                         ------------      ------------
      Net cash provided by operating activities               992,512         2,495,499
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment and leasehold
      improvements                                           (423,840)         (368,922)
                                                         ------------      ------------
      Net cash used in investing activities                  (423,840)         (368,922)
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under line of credit agreements                      --        (2,813,000)
   Borrowings under line of credit agreements                      --         5,692,500
   Dividends paid                                            (477,172)         (462,891)
   Purchase of common stock for treasury                           --        (3,850,112)
   Purchase and retirement of common stock                   (340,000)         (844,325)
   Exercise of stock options                                       --           112,200
                                                         ------------      ------------
   Net cash used in financing activities                     (817,172)       (2,165,628)
                                                         ------------      ------------
Net decrease in cash                                         (248,500)          (39,051)
Cash at beginning of period                                 1,052,364           181,678
                                                         ------------      ------------
Cash at end of period                                    $    803,864      $    142,627
                                                         ============      ============



See accompanying notes.







                                    5 of 19

                        KOSS CORPORATION AND SUBSIDIARIES
                                December 31, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made. The income from operations for the quarter ended December 31, 2002 is not necessarily indicative of the operating results for the full year.

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

2.     EARNINGS PER COMMON SHARE AND STOCK SPLIT

       Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2002 and 2001 were 3,655,242 and 3,674,695, respectively. For the six months ended December 31, 2002 and 2001, weighted average number of common shares outstanding were 3,662,898 and 3,751,882, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 191,603 and 226,725 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended December 31, 2002 and 2001, respectively. Common stock equivalents of 187,599 and 236,070 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the six months ended December 31, 2002 and 2001, respectively.

       On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. Earnings per common share amounts disclosed have been restated to give effect to the common stock split.

3.     INVENTORIES

       The classification of inventories is as follows:

                                         December 31, 2002       June 30, 2002
                                         -----------------      ---------------
  Raw materials and work in process      $      2,599,523       $     2,288,918
  Finished goods                                6,100,472             4,878,655
                                         ----------------       ---------------
                                                8,699,995             7,167,573
  LIFO Reserve                                   (787,361)             (787,361)
                                         ----------------       ---------------
                                         $      7,912,634       $     6,380,212
                                         ================       ===============





                                    6 of 19

4.     STOCK PURCHASE AGREEMENT

       The Company has an agreement with its Chairman to repurchase stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2002 and June 30, 2002, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.     NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. SFAS No. 143 and SFAS
       No. 144 were effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of this issue did not have an impact on the Company's results of operations for the quarter ended December 31, 2002.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 31, 2002, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.







                                    7 of 19

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for the Company on July 1, 2003. The Company is currently evaluating the impact of this statement on its results of operations.

 6.     DIVIDENDS DECLARED

        On December 19, 2002, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on December 31, 2002 to be paid January 15, 2003, such dividend payable has been recorded at December 31, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2002 amounted to $992,512. This was primarily a result of net income for the period offset by changes in operating assets and liabilities, primarily related to decreases in accounts receivable and income taxes payable, and increases in inventories.

Capital expenditures for new property and equipment (including production tooling) were $423,840 for the quarter. Budgeted capital expenditures for fiscal year 2003 are $1,082,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment increased to $14,127,918 at December 31, 2002, from $13,272,746 at June 30, 2002. The increase reflects the effect of the purchase and retirement of common stock, offset by net income and dividends.

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's common stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2002 and June 30, 2002.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $1,500,000 in April of 2002, for a maximum of $35,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.




                                    8 of 19

For the quarter ended December 31, 2002, the Company purchased 20,000 shares of its common stock at $17.00 per share, for a total purchase price of $340,000.

From the commencement of the Company's stock repurchase program through December 31, 2002, the Company has purchased a total of 4,876,680 shares for a total gross purchase price of $38,917,045 (representing an average gross purchase price of $7.98 per share) and a total net purchase price of $34,842,072 (representing an average net purchase price of $7.15 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended December 31, 2002, the ESOP did not purchase any shares of the Company's stock.


Results of Operations

Net sales for the second quarter ended December 31, 2002 fell 20% to $7,818,848 from $9,751,397 for the same period in 2001. Net sales for the six months ended December 31, 2002 were $16,773,826 down 10% compared with $18,702,808 during the same six months one year ago. This decline was due to soft retail business and a $282,670 return due to the Company's transition of their customer response team from an independent distributor operation to a direct sales operation.

Gross profit as a percent of net sales remained generally consistent at 41% for the quarter ended December 31, 2002 compared to 40% for the same period in the prior year. For the six month period ended December 31, 2002, the gross profit percentage was 40% compared to 39% for the same period in 2001.

Selling, general and administrative expenses for the quarter ended December 31, 2002 were $1,733,143 or 22% of net sales, compared to $2,237,934 or 23% of net sales for the same period in 2001. For the six month period ended December 31, 2002, these expenses were $3,613,795 or 22% of net sales, compared to $4,163,898 or 22% of net sales, for the same period in 2001.

For the second quarter ended December 31, 2002, income from operations was $1,457,717 versus $1,661,913 for the same period in the prior year. Income from operations for the six months ended December 31, 2002 was $3,107,822 as compared to $3,187,840 for the same period in 2001.

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





                                    9 of 19

Royalty income for the quarter ended December 31, 2002 was $254,760, compared to $265,833 for the quarter ended December 31, 2001. For the six month period ended December 31, 2002 royalty income was $418,271 compared to $433,547 for the period ending December 31, 2001.

Interest income for the quarter was $2,502 as compared to $14,998 for the same quarter in 2001. For the six month period interest income was $6,781 compared to $22,270. The decrease in interest income in 2002 is a result of lower levels of invested excess cash.

There was no interest expense recorded for the quarter as compared to $49,254 for the same period in the prior year.

On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. All earnings per common share amounts herein have been restated to give effect to the common stock split.

On December 19, 2002, the Company declared a quarterly cash dividend of $0.13 per share payable on January 15, 2003 to stockholders of record on December 31, 2002, which is recorded as dividends payable.


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. SFAS No. 143 and SFAS No. 144 were effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of this issue did not have an impact on the Company's results of operations for the quarter ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 31, 2002, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.





                                    10 of 19

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for the Company on July 1, 2003. The Company is currently evaluating the impact of this statement on its results of operations.


ITEM 4. CONTROLS AND PROCEDURES.

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





                                    11 of 19

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


                                     PART II
                                OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         (a)   On October 17, 2002 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (c) There were 3,670,554 shares of common stock eligible to vote at the Annual Meeting, of which 3,227,805 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

                                                     Number of Votes                                Broker
                                              -----------------------------                      ------------
                                   For           Against         Withheld         Abstain          Non-Votes
                               ----------     ------------     ------------     ------------     ------------
Nominees for 1-year
terms ending in 2003:
John C. Koss                    3,224,356           0             3,449               0                0
Thomas L. Doerr                 3,224,530           0             3,275               0                0
Michael J. Koss                 3,224,530           0             3,275               0                0
Lawrence S. Mattson             3,224,356           0             3,449               0                0
Martin F. Stein                 3,224,530           0             3,275               0                0
John J. Stollenwerk             3,223,756           0             4,049               0                0

                                                     Number of Votes                                Broker
                                              -----------------------------                      ------------
                                   For           Against         Withheld         Abstain          Non-Votes
                               ----------     ------------     ------------     ------------     ------------
Appointment of
PricewaterhouseCoopers LLP
as independent auditors
for the year ended
June 30, 2003                   3,220,583         7,222               0               0                0


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits Filed

               See Exhibit Index attached hereto.

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 2002.




                                    12 of 19

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KOSS CORPORATION


Date: 2/5/03                          /s/ Michael J. Koss
      ------                          ------------------------------------
                                      Michael J. Koss
                                      Vice Chairman, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer

Date: 2/5/03                          /s/ Sue Sachdeva
      ------                          ------------------------------------
                                      Sue Sachdeva
                                      Vice President--Finance
                                      Secretary












                                    13 of 19

                                KOSS CORPORATION

                                 CERTIFICATION*


I, Michael J. Koss, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Koss Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 5, 2003



/s/ Michael J. Koss
--------------------------------------
Michael J. Koss
Chief Executive Officer, President and
Chief Financial Officer



* Since Michael J. Koss is both the principal executive officer and the principal financial officer of the registrant, only one certification is provided.





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


Designation                                                                            Incorporation
of Exhibit         Exhibit Title                                                       by Reference
-----------        -------------                                                       -------------
 3.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996 ...............................             (1)

 3.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996 .........................................             (2)

 4.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996 ...............................             (1)

 4.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996 .........................................             (2)

10.1               Officer Loan Policy ........................................             (3)

10.3               Supplemental Medical Care Reimbursement Plan ...............             (4)

10.4               Death Benefit Agreement with John C. Koss ..................             (5)

10.5               Stock Purchase Agreement with John C. Koss .................             (6)

10.6               Salary Continuation Resolution for John C. Koss ............             (7)

10.7               1983 Incentive Stock Option Plan ...........................             (8)

10.8               Assignment of Lease to John C. Koss ........................             (9)

10.9               Addendum to Lease ..........................................            (10)

10.10              1990 Flexible Incentive Plan ...............................            (11)

10.12              Loan Agreement, effective as of February 17, 1995 ..........            (12)

10.13              Amendment to Loan Agreement dated June 15, 1995,
                   effective as of February 17, 1995 ..........................            (13)

10.14              Amendment to Loan Agreement dated April 29, 1999 ...........            (14)

10.15              Amendment to Loan Agreement dated December 15, 1999 ........            (15)

10.16              Amendment to Loan Agreement dated October 10, 2001 .........            (16)




                                    15 of 19

10.17           License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America,
                Central America and South America (including Amendment to License
                Agreement dated November 15, 1991; Renewal Letter dated November 18,
                1994; and Second Amendment to License Agreement dated September 29,
                1995) ..................................................................          (17)

10.18           License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe
                (including First Amendment to License Agreement dated December 26,
                1995) ...................................................................          (18)

10.19           Third Amendment and Assignment of License Agreement to Jiangsu
                Electronics Industries Limited dated as of March 31, 1997 ...............          (19)

10.20           Fourth Amendment to License Agreement between Koss Corporation and
                Jiangsu Electronics Industries Limited dated as of May 29, 1998 .........          (20)

10.21           Fifth Amendment to License Agreement between Koss Corporation and
                Jiangsu Electronics Industries Limited dated March 30, 2001 .............          (21)

10.22           Sixth Amendment to License Agreement between Koss Corporation and
                Jiangsu Electronics Industries Limited dated August 15, 2001 ............          (22)

10.23           Seventh Amendment to License Agreement between Koss Corporation and
                Jiangsu Electronics Industries Limited dated December 28, 2001 ..........          (23)

10.24           Eighth Amendment to License Agreement between Koss Corporation
                and Jiangsu Electronics Industries Limited dated July 31, 2002 ..........          (24)

10.25           License Agreement dated June 30, 1998 between Koss Corporation and
                Logitech Electronics Inc. (including Addendum to License Agreement
                dated June 30, 1998) ....................................................          (25)

10.26           Amendment and Extension Agreement between Koss Corporation and
                Logitech Electronics Inc. dated May 1, 2001 .............................          (26)

10.27           Consent of Directors (Supplemental Executive Retirement Plan
                for Michael J. Koss dated March 7, 1997) ................................          (27)

10.28           Amendment to Lease ......................................................          (28)



                                    16 of 19

10.29           Partial Assignment, Termination and Modification of
                Lease ...................................................................          (29)

10.30           Restated Lease ..........................................................          (30)

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

(24)            Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K
                for the year ended June 30, 2002 (Commission File No. 0-3295)




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





                                    19 of 19

                                KOSS CORPORATION

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Koss Corporation (the "Company") certifies that to his knowledge the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2002 (the "Report"):

     (1) Fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: February 5, 2003                 /s/ Michael J. Koss
       ----------------                 ---------------------------
                                        Michael J. Koss
                                        Chief Executive Officer


                                        /s/ Michael J. Koss
                                        ---------------------------
                                        Michael J. Koss
                                        Chief Financial Officer


This certification accompanies the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.