Form 10-Q
period 2003-03-31
KOSS CORP
filed 2003-05-08
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2003
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                     ---------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]              NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES [ ]              NO [X]

At March 31, 2003, there were 3,650,554 shares outstanding of the registrant's common stock, $0.005 par value per share.



                                     1 of 18

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2003

                                      INDEX


                                                                                        Page
PART I            FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets (Unaudited)
                             March 31, 2003 and June 30, 2002                           3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months and nine months ended
                             March 31, 2003 and 2002                                    4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Nine months ended March 31, 2003 and 2002                  5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) March 31, 2003                      6-8

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              8-11

                  Item 4     Controls and Procedures                                    11


PART II           OTHER INFORMATION


                  Item 6     Exhibits and Reports on Form 8-K                           12


                                     2 of 18

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  March 31, 2003    June 30, 2002
                                                  --------------    -------------
ASSETS
     Current assets:
          Cash                                     $ 1,000,405       $ 1,052,364
          Accounts receivable                        7,332,594         8,371,187
          Inventories                                6,475,235         6,380,212
          Income taxes receivable                      196,162                --
          Other current assets                       1,275,582         1,315,901
                                                   -----------       -----------
               Total current assets                 16,279,978        17,119,664

     Property and equipment, net                     1,926,969         1,778,055
     Other assets                                    1,428,415         1,428,415
                                                   -----------       -----------
                                                   $19,635,362       $20,326,134
                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current liabilities:
          Accounts payable                         $   930,015       $ 1,854,316
          Accrued liabilities                        1,425,816         1,587,551
          Income taxes payable                              --           506,102
          Dividends payable                            474,572           440,466
                                                   -----------       -----------
               Total current liabilities             2,830,403         4,388,435

     Deferred compensation                             711,163           737,599
     Other liabilities                                 437,354           437,354
     Contingently redeemable equity interest         1,490,000         1,490,000
     Stockholders' investment                       14,166,442        13,272,746
                                                   -----------       -----------
                                                   $19,635,362       $20,326,134
                                                   ===========       ===========

See accompanying notes.


                                     3 of 18

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months                           Nine Months
Period ended March 31                        2003               2002                2003                2002
---------------------                    ------------       ------------        ------------        ------------
Net sales                                $  8,264,668       $  8,203,325        $ 25,038,494        $ 26,906,133
Cost of goods sold                          4,749,862          4,759,699          14,802,071          16,110,769
                                         ------------       ------------        ------------        ------------
Gross profit                                3,514,806          3,443,626          10,236,423          10,795,364
Selling, general and
   administrative expense                   1,935,499          1,641,877           5,549,294           5,805,775
                                         ------------       ------------        ------------        ------------
Income from operations                      1,579,307          1,801,749           4,687,129           4,989,589
Other income (expense)
   Royalty income                              34,015            137,258             452,736             570,805
   Interest income                              1,851                751               8,632              23,021
   Interest expense                                --            (31,549)            (11,290)            (91,767)
                                         ------------       ------------        ------------        ------------
Income before income tax provision          1,615,173          1,908,209           5,137,207           5,491,648
Provision for income taxes                    624,915            665,370           2,000,034           2,063,735
                                         ------------       ------------        ------------        ------------
   Net income                            $    990,258       $  1,242,839        $  3,137,173        $  3,427,913
                                         ============       ============        ============        ============
Earnings per common share:
   Basic                                 $       0.27       $       0.34        $       0.86        $       0.92
   Diluted                               $       0.26       $       0.32        $       0.82        $       0.87
                                         ============       ============        ============        ============
Dividends per common share               $       0.13       $       0.12        $       0.39        $      0.365
                                         ============       ============        ============        ============


See accompanying notes.


                                     4 of 18

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Nine months ended March 31                                  2003               2002
--------------------------                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                          $ 3,137,173        $ 3,427,913
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation                                  412,583            464,354
               Deferred compensation                         (26,436)                --
               Net changes in operating assets and
                    liabilities                             (796,244)          (411,988)
                                                         -----------        -----------
     Net cash provided by operating
           activities                                      2,727,076          3,480,279
                                                         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                               (569,663)          (520,897)
                                                         -----------        -----------
          Net cash used in investing activities             (569,663)          (520,897)
                                                         -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under line of credit agreements                     --         (4,082,000)
     Borrowings under line of credit agreements                   --          6,535,500
     Dividends paid                                       (1,392,210)          (900,657)
     Purchase of common stock for treasury                        --         (3,850,112)
     Purchase and retirement of common stock              (1,041,000)          (844,325)
     Exercise of stock options                               223,838            112,200
                                                         -----------        -----------
     Net cash used in financing activities                (2,209,372)        (3,029,394)
                                                         -----------        -----------
Net decrease in cash                                         (51,959)           (70,012)
Cash at beginning of period                                1,052,364            181,678
                                                         -----------        -----------
Cash at end of period                                    $ 1,000,405        $   111,666
                                                         ===========        ===========


See accompanying notes.


                                     5 of 18

                        KOSS CORPORATION AND SUBSIDIARIES
                                 March 31, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2003 is not necessarily indicative of the operating results for the full year.

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

2.       EARNINGS PER COMMON SHARE AND STOCK SPLIT

         Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2003 and 2002 were 3,625,431 and 3,648,054, respectively. For the nine months ended March 31, 2003 and 2002, weighted average number of common shares outstanding were 3,650,805 and 3,717,840, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 197,761 and 214,396 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the quarters ended March 31, 2003 and 2002, respectively. Common stock equivalents of 185,781 and 228,595 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per share for the nine months ended March 31, 2003 and 2002, respectively.

         On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. Earnings per common share amounts disclosed have been restated to give effect to the common stock split.

3.       INVENTORIES

         The classification of inventories is as follows:

                       March 31, 2003     June 30, 2002
                       --------------     -------------
Raw materials and
  work in process       $ 1,990,195        $ 2,288,918
Finished goods            5,272,401          4,878,655
                        -----------        -----------
                          7,262,596          7,167,573
LIFO reserve               (787,361)          (787,361)
                        -----------        -----------
                        $ 6,475,235        $ 6,380,212
                        ===========        ===========


                                     6 of 18

4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase Company common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2003 and June 30, 2002, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. SFAS No. 143 and SFAS No. 144 were effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of this issue did not have an impact on the Company's results of operations for the quarter ended March 31, 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.


                                     7 of 18

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for the Company on July 1, 2003. The Company is currently evaluating the impact of this statement on its results of operations.

6.       DIVIDENDS DECLARED

         On March 24, 2003, the Company declared a quarterly cash dividend of $0.13 per share to be paid April 15, 2003 to stockholders of record on March 31, 2003. Such dividend payable has been recorded at March 31, 2003.

7.       SUBSEQUENT EVENT

         On May 1, 2003, the Company acquired certain assets of ADDAX SOUND ("ADDAX") in exchange for 19,875 shares of common stock of the Company (value on May 1, 2003 of $313,628 based upon a closing per share price of $15.78) plus $100 in cash and assumed certain liabilities of ADDAX.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2003 amounted to $2,727,076. This was primarily a result of net income for the period offset by changes in operating assets and liabilities, primarily related to decreases in accounts receivable, accounts payable and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $569,663 for the nine months ending March 31, 2003. Budgeted capital expenditures for the fiscal year ending June 30, 2003 are $1,082,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment increased to $14,166,442 at March 31, 2003, from $13,272,746 at June 30, 2002. The increase reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends paid.

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's common stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2003 or June 30, 2002.


                                     8 of 18

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in January of 2003, for a maximum of $37,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the nine months ended March 31, 2003, the Company purchased 37,500 shares of its common stock at a net price of $12.73 per share, for a total purchase price of $477,162.

From the commencement of the Company's stock repurchase program through March 31, 2003, the Company has purchased a total of 4,914,180 shares for a total gross purchase price of $39,618,045 (representing an average gross purchase price of $8.06 per share) and a total net purchase price of $35,319,234 (representing an average net purchase price of $7.19 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the nine months ended March 31, 2003, the ESOP did not purchase any shares of the Company's stock.


Results of Operations

Net sales for the third quarter ended March 31, 2003 rose to $8,264,668 from $8,203,325 for the same period in 2002. Net sales for the nine months ended March 31, 2003 were down 7% at $25,038,494, compared with $26,906,133 during the nine months ended March 31, 2002. This decline was due to soft retail business through the second quarter partially offset by stronger retail sales in the third quarter.

Gross profit as a percent of net sales remained generally consistent at 42% for the quarter ended March 31, 2003, compared to 42% for the same period in the prior year. For the nine month period ended March 31, 2003, the gross profit percentage was 41% compared to 40% for the same period in 2002.

Selling, general and administrative expenses for the quarter ended March 31, 2003 were $1,935,499, or 23% of net sales, compared to $1,641,877 or 20% of net sales for the same period in 2002. For the nine month period ended March 31, 2003, these expenses were $5,549,294 or 22% of net sales, compared to $5,805,775 or 22% of net sales for the same period in 2002. These increases were primarily due to the Company returning to the Consumer Electronics Show in Las Vegas in January 2003 after a one year absence.

For the third quarter ended March 31, 2003, income from operations was $1,579,307 versus $1,801,749 for the same period in the prior year. Income from operations for the nine months ended March 31, 2003 was $4,687,129 as compared to $4,989,589 for the same period in 2002.

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


                                     9 of 18

The Company has a License Agreement with Jiangsu Electronics Industries Limited, a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2003. Pursuant to this License Agreement, Jiangsu Electronics has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products.

Royalty income for the quarter ended March 31, 2003 was $34,015, compared to $137,258 for the quarter ended March 31, 2002. For the nine month period ended March 31, 2003, royalty income was $452,736, compared to $570,805 for the period ending March 31, 2002. These decreases were due primarily to Jiangsu Electronics experiencing a huge decline in January sales.

Interest income for the quarter ended March 31, 2003 was $1,851 as compared to $751 for the same quarter in 2002. For the nine month period ended March 31, 2003 interest income was $8,632, compared to $23,021 for the nine month period ended March 31, 2002. The decrease in interest income in 2003 is a result of lower levels of invested excess cash.

There was no interest expense recorded for the quarter as compared to $31,549 for the same period in the prior year.

On October 2, 2001, the Company declared a 2 for 1 stock split of the Company's common stock for stockholders of record on October 22, 2001, with the effective date being November 5, 2001. All earnings per common share amounts herein have been restated to give effect to the common stock split.

On March 24, 2003, the Company declared a quarterly cash dividend of $0.13 per share payable on April 15, 2003 to stockholders of record on March 31, 2003, which is recorded as dividends payable.


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. SFAS No. 143 and SFAS No. 144 were effective for the Company on July 1, 2002. The statements did not have an impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The scope of the current statement also includes (1) costs related to a termination contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of this issue did not have an impact on the Company's results of operations for the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its


                                    10 of 18
obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for the Company on July 1, 2003. The Company is currently evaluating the impact of this statement on its results of operations.


ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing of this report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of their evaluation. Management, including the Chief Executive Officer/Chief Financial Officer, periodically reviews the Company's internal controls for effectiveness and plans to conduct quarterly evaluations of its disclosure controls and procedures.


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking


                                    11 of 18
statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.



                                     PART II
                                OTHER INFORMATION


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits Filed

                      See Exhibit Index attached hereto.

                (b)   Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended March 31, 2003.


                                   Signatures

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KOSS CORPORATION


                Date: 5/8/03                  /s/ Michael J. Koss
                      ------                  ---------------------------------
                                              Michael J. Koss
                                              Vice Chairman, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer

                Date: 5/8/03                  /s/ Sue Sachdeva
                      ------                  ---------------------------------
                                              Sue Sachdeva
                                              Vice President--Finance
                                              Secretary


                                    12 of 18

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


Date:  May 8, 2003



/s/ Michael J. Koss
-------------------
Michael J. Koss
Chief Executive Officer, President and
Chief Financial Officer


* Since Michael J. Koss is both the principal executive officer and the principal financial officer of the registrant, only one certification is provided.

                                    13 of 18

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.


Designation                                                                             Incorporation
of Exhibit          Exhibit Title                                                       by Reference
----------          -------------                                                       ------------
 3.1                Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996 .....................................          (1)

 3.2                By-Laws of Koss Corporation, as in effect on
                    September 25, 1996 ...............................................          (2)


 4.1                Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996 .....................................          (1)

 4.2                By-Laws of Koss Corporation, as in effect on
                    September 25, 1996 ...............................................          (2)

10.1                Officer Loan Policy ..............................................          (3)

10.3                Supplemental Medical Care Reimbursement Plan .....................          (4)

10.4                Death Benefit Agreement with John C. Koss ........................          (5)

10.5                Stock Purchase Agreement with John C. Koss .......................          (6)

10.6                Salary Continuation Resolution for John C . Koss .................          (7)

10.7                1983 Incentive Stock Option Plan .................................          (8)

10.8                Assignment of Lease to John C. Koss ..............................          (9)

10.9                Addendum to Lease ................................................         (10)

10.10               1990 Flexible Incentive Plan .....................................         (11)

10.12               Loan Agreement, effective as of February 17, 1995.................         (12)

10.13               Amendment to Loan Agreement dated June 15, 1995,
                    effective as of February 17, 1995 ................................         (13)

10.14               Amendment to Loan Agreement dated April 29, 1999 .................         (14)

10.15               Amendment to Loan Agreement dated December 15, 1999 ..............         (15)

10.16               Amendment to Loan Agreement dated October 10, 2001 ...............         (16)


                                    14 of 18


10.17              License Agreement dated November 15, 1991 between Koss
                   Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.)
                   for North America, Central America and South America (including
                   Amendment to License Agreement dated November 15, 1991; Renewal
                   Letter dated November 18, 1994; and Second Amendment to License
                   Agreement dated September 29, 1995) ....................................         (17)


10.18              License Agreement dated September 29, 1995 between Koss
                   Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.)
                   for Europe (including First Amendment to License Agreement
                   dated December 26, 1995) ...............................................         (18)

10.19              Third Amendment and Assignment of License Agreement to Jiangsu
                   Electronics Industries Limited dated as of March 31, 1997 ..............         (19)

10.20              Fourth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated as of May 29, 1998 ........         (20)

10.21              Fifth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated March 30, 2001 ............         (21)

10.22              Sixth Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated August 15, 2001............         (22)

10.23              Seventh Amendment to License Agreement between Koss Corporation and
                   Jiangsu Electronics Industries Limited dated December 28, 2001 .........         (23)

10.24              Eighth Amendment to License Agreement between Koss Corporation
                   and Jiangsu Electronics Industries Limited dated July 31, 2002 .........         (24)

10.25              License Agreement dated June 30, 1998 between Koss Corporation and
                   Logitech Electronics Inc. (including Addendum to License Agreement
                   dated June 30, 1998) ...................................................         (25)

10.26              Amendment and Extension Agreement between Koss Corporation and
                   Logitech Electronics Inc. dated May 1, 2001 ............................         (26)

10.27              Consent of Directors (Supplemental Executive Retirement Plan
                   for Michael J. Koss dated March 7, 1997) ...............................         (27)

10.28              Amendment to Lease......................................................         (28)


                                    15 of 18

10.29              Partial Assignment, Termination and Modification of
                   Lease ........................................................                (29)

10.30              Restated Lease ...............................................                (30)

99.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ....          (Attached hereto)


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


                                    16 of 18

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

(21) Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

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


                                    17 of 18

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


                                     18 of 18