Form 10-K
period 2003-06-30
KOSS CORP
filed 2003-08-19
CIK 56701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2003

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-3295
                          -----------------------------

                                KOSS CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

A Delaware Corporation                                                                     391168275
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin                                      53212
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code:   (414) 964-5000
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
      NONE                                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.005 par value (voting)
                     ---------------------------------------
                                (Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12(b)-2).  YES       NO  X
                                                ---      ---

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2002 was approximately $68,082,833 (based on the $18.65 per share closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on December 31, 2002). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on August 1, 2003 more than 5% of the issued and outstanding common stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

        On August 1, 2003, 3,767,929 shares of voting common stock were outstanding.

                       Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Report.

                                     PART I

Item 1. BUSINESS.

GENERAL

As used herein, the term "Company" means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires. The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products. During the last fiscal year, the Company acquired certain assets of ADDAX Sound Company. See Part II, Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

The Company does not report its finances by segment, as the Company's principal business line is the design, manufacture, and sale of stereophones and related accessories. The percentage of total revenues related to this central business line over the past three fiscal years was:

                                   2003              2002              2001
                                   ----              ----              ----
         Stereophones               100%              97%               94%

The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers, which the Company does not own, under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers, who are not employees, and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries.

Management believes that it has sources of raw materials that are adequate for its needs.

INTELLECTUAL PROPERTY

The Company regularly applies for registration of its trademarks in countries in which it does business, including the United States, and over the years the Company has had numerous trademarks registered and patents issued in these countries. The Company considers protection of its proprietary developments important; however, the Company's business is not, in the opinion of management, materially dependent upon any single trademark or patent.

See Part II, Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein for information relating to the Company's license agreements.

SEASONALITY

In general, retail sales of consumer electronics are higher during the Christmas holiday season. However, over the course of each fiscal year, the Company's sales are balanced. For example, approximately 50% of sales occurred in the first six months of the fiscal year ended June 30, 2003, and 50% of sales occurred in the latter six months of that fiscal year.

WORKING CAPITAL AND BACKLOG

The Company's working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. The Company provides extended payment terms for product sales to certain customers. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company's current backlog of orders is not material in relation to annual net sales and was not material in relation to net sales in fiscal 2003.

CUSTOMERS

The Company markets its products to approximately 2,000 customers worldwide. During 2003, the Company's sales to its largest single customer, Wal-Mart Stores Inc., were approximately 20% of total gross sales. Management believes that any loss of this customer's revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby reducing the impact on the Company's operating income. Although the loss of business of one or more of the Company's principal customers could have a material adverse effect on the Company's sales volume and profitability, management believes this impact would be offset in future years by expanded sales to both existing and new customers. The five largest customers of the Company (including Wal-Mart) accounted for approximately 50% of total sales in 2003.

COMPETITION

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

RESEARCH AND DEVELOPMENT

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $134,000 during fiscal 2003 as compared with $114,000 during fiscal 2002 and $89,000 during fiscal 2001. These activities were conducted by both Company personnel and outside consultants. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

ENVIRONMENTAL MATTERS

The Company experiences no material effects resulting from its compliance with applicable environmental laws.

EMPLOYEES

As of June 30, 2003, the Company employed 108 people. The Company also utilizes temporary personnel to meet seasonal production demands.

FOREIGN SALES

International markets are serviced through manufacturers' representatives or independent distributors with product produced in the United States. In the opinion of management, the Company's competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market. For further information, see Note 11 to the consolidated financial statements accompanying this Form 10-K.

Item 2. PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

All facilities are in good repair and, in the opinion of management, are suitable for the Company's purposes.

Item 3. LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither Koss nor its subsidiaries are subject to any material legal proceedings in management's opinion.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company's common stock is traded on The NASDAQ Stock Market under the trading symbol "KOSS". There were approximately 885 holders of record of the Company's common stock as of August 1, 2003. This number does not include individual participants in security position listings. The quarterly high and low sale prices of the Company's common stock for the last two fiscal years as well as dividends paid (both adjusted for the 2 for 1 stock split) are shown below.


                                                      Per Share
Quarter Ended                High(1)      Low(1)       Dividend
-------------                -------      ------      ---------
September 30, 2001            $19.00      $15.00       $0.125
December 31, 2001             $19.00      $12.60       $0.120
March 31, 2002                $17.10      $14.20       $0.120
June 30, 2002                 $18.75      $14.41       $0.120

September 30, 2002            $17.51      $16.00       $0.130
December 31, 2002             $18.99      $15.36       $0.130
March 31, 2003                $21.66      $17.01       $0.130
June 30, 2003                 $20.25      $14.81       $0.130

(1) Rounded to the nearest cent and adjusted to give effect to the November 5, 2001 2-for-1 stock split

The Company's shareholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2001 and has paid a dividend for each quarter since, including the last fiscal quarter ending June 30, 2003. On June 27, 2003, the Company announced its quarterly dividend of $0.13. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors and are made on a quarterly basis. The decision to pay dividends will depend on the Company's operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

See Part III, Item 12 for information relating to the Company's equity compensation plan information.

Item 6. SELECTED FINANCIAL DATA.

                               June 30,       June 30,       June 30,       June 30,       June 30,
                                 2003           2002           2001           2000           1999
                             ------------   ------------   ------------   ------------   ------------
Net sales                    $ 33,802,634   $ 36,571,303   $ 38,609,335   $ 35,401,533   $ 33,776,039
Net income                   $  4,521,175   $  5,041,343   $  5,687,521   $  4,953,461   $  4,318,189
Earnings per common share:
  Basic                      $       1.23   $       1.36   $       1.35   $       0.97   $       0.70
  Diluted                    $       1.18   $       1.28   $       1.28   $       0.95   $       0.69
Total assets                 $ 23,222,635   $ 20,326,134   $ 21,496,328   $ 25,044,307   $ 25,721,696
Cash dividends per
  common share:              $       0.52   $      0.485             --             --             --

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

During 2003, cash provided by operations was $3,373,278. Working capital was $13,976,901 at June 30, 2003. The increase in working capital of $1,245,672 from the balance at June 30, 2002 represents primarily the net effect of an increase in cash, receivables, inventories and payables.

Capital expenditures for new property and equipment (including production tooling) were $627,567, $664,139, and $814,851, in fiscal years 2003, 2002, and
2001, respectively. Depreciation charges totaled $569,776, $576,892, and $599,526, for the same fiscal years. Budgeted capital expenditures for fiscal year 2004 are $1,273,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment increased to $15,813,515 at June 30, 2003 from $13,272,746 at June 30, 2002. The increase reflects primarily the effect of the purchase and retirement of common stock and dividends declared offset by current year net income and proceeds from the exercise of stock options during the year. On June 27, 2003, the Company declared a quarterly cash dividend of $0.13 per share ($488,856) payable on July 15, 2003 to stockholders of record on June 30, 2003, which is recorded as dividends payable.

The Company's credit facility matures on November 1, 2003. This unsecured credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2003 or June 30, 2002.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in January of 2003, for an aggregate maximum of $37,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the fiscal year ended June 30, 2003, the Company purchased 67,500 shares of its common stock at an average net price of $13.58 per share, for a total purchase price of $916,663.

From the commencement of the Company's stock repurchase program through June 30, 2003, the Company has purchased a total of 4,924,180 shares for a total gross purchase price of $39,778,045 (representing an average gross purchase price of $8.08 per share) and a total net purchase price of $35,418,735 (representing an average net purchase price of $7.19 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

RISK FACTORS

          Cash Flow

The Company's primary source of liquidity over the past twelve months has been operating cash flows. The Company's future cash flows from operations (on both a short term and long term basis) are dependent upon, but not limited to:

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

         Attracting and Retaining Customers

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

         Profit Margins

Due to the range of products that the Company sells, the product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others.

         Economic Conditions

Deteriorating or weak economic conditions, including retail slowdowns at both the domestic or foreign level, could affect future sales and profitability of the Company. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

         Management

Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee level, and inventory levels. The Company's effectiveness in managing these areas could have an effect on future profitability.

         Accounts Receivable

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

2003 RESULTS OF OPERATIONS COMPARED WITH 2002

Net sales for 2003 were $33,802,634 compared with $36,571,303 in 2002, a decrease of $2,768,669 or 7.6%. This decline was due to soft retail business through the first and second quarter offset by stronger retail sales in the third quarter.

Gross profit was $13,848,039 or 41% in 2003 compared with $14,574,484 or 40% in 2002. The increase in gross profit was due to cost reductions in 2003.

Selling, general and administrative expenses for 2003 were $7,160,367 compared with $7,267,429 in 2002, a decrease of $107,062 or 1%. The decrease was a result of the Company experiencing lower selling expenses associated with lower sales for the fiscal year.

Income from operations was $6,687,672 in 2003 compared with $7,307,055 in 2002, a decrease of 8%. Interest income was $12,711 in 2003 compared with $30,445 in 2002, a decrease of 58%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned. Interest expense for 2003 was $14,572 compared with $100,454 in 2002. The decrease in interest expense is due to the Company's lack of borrowing activity under its unsecured line of credit during the fiscal year.

On May 1, 2003, the Company acquired certain assets of ADDAX Sound Company ("ADDAX") in exchange for 19,875 shares of common stock of the Company (value on May 1, 2003 of $317,603 based upon a market price of $15.98) plus $100 in cash and assumed certain liabilities of ADDAX.

Royalty income was $755,364 in 2003 compared with $964,297 in 2002, a decrease of 22%. The decrease in royalty income was primarily a result of a reduction of sales by licensees under certain royalty agreements. The following three paragraphs describe generally the Company's significant royalty agreements.

The Company has a License Agreement with Jiangsu Electronics Industries Limited ("Jiangsu"), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2004. Pursuant to this License Agreement, Jiangsu has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products.

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

Effective June 30, 2003, the Company entered into a License Agreement with Sonigem Products, Inc. ("Sonigem") of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name. This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts.

The provision for income taxes was $2,920,000 and $3,160,000 in 2003 and 2002, respectively. The effective tax rate was 39% in 2003 and 2002.

2002 RESULTS OF OPERATIONS COMPARED WITH 2001

Net sales for 2002 were $36,571,303 compared with $38,609,335 in 2001, a decrease of $2,038,032 or 5.3%. This decline was due to soft retail business through the second and fourth quarter offset by stronger retail sales in the third quarter.

Gross profit was $14,574,484 or 40% in 2002 compared with $15,572,208 or 40% in 2001.

Selling, general and administrative expenses for 2002 were $7,267,429 compared with $7,446,119 in 2001, a decrease of $178,690 or 2%. The decrease was a result of the Company experiencing lower selling expenses associated with lower sales for the fiscal year offset by additional reserves for bad debts of approximately $500,000 for outstanding KMART receivables recorded in the last six months of the fiscal 2002.

Income from operations was $7,307,055 in 2002 compared with $8,126,089 in 2001, a decrease of 10%. Interest income was $30,445 in 2002 compared with $85,423 in 2001, a decrease of 64%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned. Interest expense for 2002 was $100,454 compared with $15,465 in 2001. The increase in interest expense is due to the Company's borrowing activity under its unsecured line of credit during the fiscal year.

Royalty income was $964,297 in 2002 compared with $1,010,026 in 2001, a decrease of 4.5%. The decrease in royalty income was primarily a result of a reduction of sales by licensees under certain royalty agreements.

The provision for income taxes was $3,160,000 and $3,518,552 in 2002 and 2001, respectively. The effective tax rate was 39% and 38% in 2002 and 2001, respectively.

OFF-BALANCE FINANCING

The Company has no "off-balance sheet" financing arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has disclosed information pertaining to these items in footnotes 4 and 12 to its consolidated financial statements included in this Form 10-K.

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

The Company provides for certain sales incentives, which include sales rebates. The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. The Company also records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenues could be overstated.

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

         Royalty Income

The Company's net income is significantly affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company's License Agreements. These agreements require minimum annual royalty payments. The Company currently has three royalty agreements, which expire in 2004, 2008, and 2010, respectively. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company's results for the period. Based upon the favorable relationships the Company has with the parties under these License Agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.

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

         Inventories

The Company values its inventories at the lower of cost or market. Cost is determined using the last-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our customers may cancel their orders or change purchase volumes. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to such instruments included in this standard.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures, as they deem necessary to reach and express an opinion on the fairness of the financial statements.

Consolidated financial statements of the Company at June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 and the notes thereto, and the report of independent auditors thereon are set forth on pages 15 to 27.

Selected unaudited quarterly financial data is as follows:

                                                      Quarter
2003                             First         Second         Third          Fourth
--------------------------   ------------   ------------   ------------   ------------
Net sales                    $  8,954,978   $  7,818,848   $  8,264,668   $  8,764,140
Gross profit                    3,530,757      3,190,860      3,514,806      3,611,616
Net income                      1,100,778      1,046,137        990,258      1,384,002
Earnings per common share:
   Basic (1)                 $        .30   $        .29   $        .27   $        .37
   Diluted (1)                        .29            .27            .26            .36

                                                       Quarter
2002                             First         Second         Third          Fourth
--------------------------   ------------   ------------   ------------   ------------
Net sales                    $  8,951,411   $  9,751,397   $  8,203,325   $  9,665,170
Gross profit                    3,451,891      3,899,847      3,443,626      3,779,120
Net income                      1,030,874      1,154,200      1,242,839      1,613,430
Earnings per common share:
   Basic (1)                 $        .27   $        .31   $        .34   $        .44
   Diluted (1)                        .25            .30            .32            .42

(1) Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures.

         The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees", "ELECTION OF DIRECTORS - Beneficial Ownership of Company Securities" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the Koss Corporation Proxy Statement for its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), which 2003 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 2003 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Beneficial Ownership of Company Securities" section of the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation and Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Information relating to the principle accountant fees and services is incorporated herein by reference from the "RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS" section of the 2003 proxy statement.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.      The following documents are filed as part of this report:

        1.   Financial Statements
             The following consolidated financial statements of Koss
             Corporation are set forth on pages 15 to 27:
                 Report of Independent Auditors...............................15
                 Consolidated Statements of Income for the Years
                      Ended June 30, 2003, 2002, and 2001.....................16
                 Consolidated Balance Sheets as of June 30, 2003 and 2002.....17
                 Consolidated Statements of Cash Flows
                      for the Years Ended June 30, 2003, 2002, and 2001.......18

             Consolidated Statements of Stockholders' Investment
                      for the Years Ended June 30, 2003, 2002, and 2001.......19
                 Notes to Consolidated Financial Statements...................20

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

                  10.26 Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7,
                           1997).

                  10.27    Amendment to Lease.

                  10.28    Partial Assignment, Termination and Modification of
                           Lease.

                  10.29    Restated Lease.

                  21       List of Subsidiaries of Koss Corporation.

                  23       Consent of PricewaterhouseCoopers LLP

                  31 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

                  32 Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

b. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KOSS CORPORATION

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 12 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 11, 2003

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


Year Ended June 30,                       2003            2002            2001
-------------------                   ------------    ------------    ------------
Net sales                             $ 33,802,634    $ 36,571,303    $ 38,609,335
Cost of goods sold                      19,954,595      21,996,819      23,037,127
                                      ------------    ------------    ------------
Gross profit                            13,848,039      14,574,484      15,572,208
Selling, general, and
  administrative expense                 7,160,367       7,267,429       7,446,119
                                      ------------    ------------    ------------
Income from operations                   6,687,672       7,307,055       8,126,089
Other income (expense):
  Royalty income                           755,364         964,297       1,010,026
  Interest income                           12,711          30,445          85,423
  Interest expense                         (14,572)       (100,454)        (15,465)
                                      ------------    ------------    ------------
Income before income taxes               7,441,175       8,201,343       9,206,073
Provision for income taxes (note 6)      2,920,000       3,160,000       3,518,552
                                      ------------    ------------    ------------
Net income                            $  4,521,175    $  5,041,343    $  5,687,521
                                      ============    ============    ============
Earnings per common share:
  Basic                               $       1.23    $       1.36    $       1.35
  Diluted                             $       1.18    $       1.28    $       1.28
                                      ============    ============    ============
Dividends per common share            $       0.52    $      0.485            None
                                      ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,                                          2003            2002
------------------------------------------------    ------------    ------------
ASSETS
Current Assets:
  Cash                                              $  1,557,104    $  1,052,364
  Accounts receivable, less allowances of
    $975,689 and $801,055, respectively (note 13)      8,695,553       8,371,187
  Inventories                                          7,333,772       6,380,212
  Prepaid expenses                                       646,410         600,928
  Deferred income taxes (note 6)                         593,973         714,973
                                                    ------------    ------------
    Total current assets                              18,826,812      17,119,664
                                                    ------------    ------------
Equipment and Leasehold Improvements, at cost:
  Leasehold improvements                               1,146,787       1,104,954
  Machinery, equipment, furniture, and fixtures        4,862,961       5,152,552
  Tools, dies, molds, and patterns                    10,033,239       9,513,252
                                                    ------------    ------------
                                                      16,042,987      15,770,758
  Less--accumulated depreciation                      14,119,170      13,992,703
                                                    ------------   -------------
                                                       1,923,817       1,778,055
Deferred Income Taxes (note 6)                           609,135         512,135
Other Assets                                           1,862,871         916,280
                                                    ------------    ------------
                                                    $ 23,222,635    $ 20,326,134
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                  $  2,793,550    $  1,854,316
  Accrued liabilities (note 8)                         1,499,043       1,587,551
  Dividends payable                                      488,856         440,466
  Income taxes payable                                    68,462         506,102
                                                    ------------    ------------
    Total current liabilities                          4,849,911       4,388,435
                                                    ------------    ------------
Contingently Redeemable Equity Interest (note 5)       1,490,000       1,490,000
                                                    ------------    ------------
Deferred Compensation                                    631,855         737,599
                                                    ------------    ------------
Other Liabilities                                        437,354         437,354
                                                    ------------    ------------
Commitments and Contingencies (note 12)
Stockholders' Investment (note 5):
  Common stock, $0.005 par value,
    authorized 8,500,000 shares;
    issued and outstanding 3,760,429
    and 3,670,554 shares, respectively                    18,802          19,559
  Contingently redeemable common stock                (1,490,000)     (1,490,000)
  Undistributed retained earnings                     17,284,713      14,743,187
                                                    ------------    ------------
Total stockholders' investment                        15,813,515      13,272,746
                                                    ------------    ------------
                                                    $ 23,222,635    $ 20,326,134
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                     2003            2002            2001
-------------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                        $  4,521,175    $  5,041,343    $  5,687,521
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Allowance for doubtful accounts                    198,846         552,000          52,238
      Depreciation and amortization                      584,761         576,892         600,819
      Deferred income taxes                               24,000        (329,000)        229,000
      Deferred compensation                             (105,744)       (277,791)        115,080
      Other                                                   --              --         (61,001)
      Net changes in operating assets and
        liabilities (note 9)                          (1,849,760)      2,239,121       2,300,196
                                                    ------------    ------------    ------------
        Net cash provided by operating activities      3,373,278       7,802,565       8,923,853
                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of ADDAX, net of cash acquired               8,648              --              --
  Acquisition of equipment
    and leasehold improvements                          (627,567)       (664,319)       (814,851)
                                                    ------------    ------------    ------------
      Net cash used in investing activities             (618,919)       (664,319)       (814,851)
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments under line of credit agreement                     --      (6,786,500)             --
  Borrowings under line of credit agreement                   --       6,786,500              --
  Dividends paid                                      (1,866,782)     (1,338,424)             --
  Purchase of common stock                            (1,201,000)     (5,416,436)    (11,627,523)
  Exercise of stock options                              818,163         487,300         535,798
                                                    ------------    ------------    ------------
    Net cash used in financing activities             (2,249,619)     (6,267,560)    (11,091,725)
                                                    ------------    ------------    ------------
  Net increase (decrease) in cash                        504,740         870,686      (2,982,723)
  Cash at beginning of year                            1,052,364         181,678       3,164,401
                                                    ------------    ------------    ------------
  Cash at end of year                               $  1,557,104    $  1,052,364    $    181,678
                                                    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                     Common Stock            Undistributed
                                              ----------------------------      Retained
                                                 Shares          Amount         Earnings
                                              ------------    ------------   -------------
Balance, June 30, 2000                           4,698,738    $     23,494    $ 21,960,139
  Net income                                            --              --       5,687,521
  Purchase and retirement of treasury stock       (924,482)         (4,622)    (11,622,901)
  Exercise of stock options                        112,500             562         385,236
                                              ------------    ------------    ------------
Balance, June 30, 2001                           3,886,756    $     19,434    $ 16,409,995
  Net income                                            --              --       5,041,343
  Dividends declared                                    --              --      (1,778,890)
  Exercise of stock options                         85,000             425         487,175
  Purchase and retirement of treasury stock       (301,202)           (300)     (5,416,436)
                                              ------------    ------------    ------------
Balance, June 30, 2002                           3,670,554    $     19,559    $ 14,743,187
  Net income                                            --              --       4,521,175
  Dividends declared                                    --              --      (1,915,172)
  Common stock issued in conjunction
    with the acquisition of ADDAX                   19,875              99         317,504
  Exercise of stock options                        137,500             687         817,476
  Purchase and retirement of treasury stock        (67,500)         (1,543)     (1,199,457)
                                              ------------    ------------    ------------
Balance, June 30, 2003                           3,760,429    $     18,802    $ 17,284,713
                                              ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK--The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company's products are sold through audio specialty stores, catalog showrooms, regional department store chains, military exchanges and national retailers under the "Koss" name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 16% and 11% of the Company's accounts receivable at June 30, 2003 and 2002, respectively, were foreign receivables.

BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are satisfied upon shipment of the Company's products.

ROYALTY INCOME--The Company recognizes royalty income when earned under terms of license agreements, which expire in 2004, 2008, and 2010. These agreements require minimum annual royalty payments.

INVENTORIES--Substantially all of the Company's inventories are valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out
(FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,009,586 and $787,361 higher than reported at June 30, 2003 and 2002, respectively.

The components of inventories at June 30 are as follows:

                                       2003           2002
                                   ------------   ------------
        Raw materials and
            work in process        $  2,661,131   $  2,033,836
        Finished goods                4,672,641      4,346,376
                                   ------------   ------------
                                   $  7,333,772   $  6,380,212
                                   ============   ============

EQUIPMENT AND LEASEHOLD IMPROVEMENTS--Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

                Leasehold improvements               10-15 years
                Machinery, equipment,
                   furniture, and fixtures            3-10 years
                Tools, dies, molds,
                   and patterns                        4-5 years

RESEARCH AND DEVELOPMENT--Research and development expenditures charged to operations amounted to approximately $134,000 in 2003, $114,000 in 2002 and $89,000 in 2001.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SHIPPING AND HANDLING FEES AND COSTS--Shipping and handling fees and costs are included in cost of goods sold within the accompanying consolidated statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS--Cash, accounts receivable and accounts payable recorded in the consolidated balance sheets approximate fair value based on the short maturity of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS--During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as it is not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as it is not currently a party to such instruments included in this standard.

RECLASSIFICATIONS--Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

STOCK-BASED COMPENSATION-- At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended June 30,                                2003           2002            2001
--------------------------------------------   ------------   ------------   ------------
Net income, as reported                        $  4,521,175   $  5,041,343   $  5,687,521
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards                 733,900        617,252        448,570
                                               ------------   ------------   ------------
Pro forma net income                           $  3,787,275   $  4,424,091   $  5,238,951
                                               ============   ============   ============
Earnings per share:
  Basic-as reported                            $       1.23   $       1.36   $       1.35
  Basic-pro forma                              $       1.03   $       1.20   $       1.25
  Diluted-as reported                          $       1.18   $       1.28   $       1.28
  Diluted-pro forma                            $       0.99   $       1.13   $       1.18

2.  ADDAX ACQUISITION

On May 1, 2003, the Company acquired certain assets and assumed certain liabilities of ADDAX Sound Company ("ADDAX"). The results of ADDAX's operations have been included in the consolidated financial statements since that date. ADDAX is a provider of hands-free communications devices, including proprietary headsets and off-the-body communications systems. As a result of the acquisition, the Company expects to increase its revenue in these markets.

The aggregate purchase price was $1,470,220, including $100 of cash, common stock valued at $317,603, and liabilities assumed of $1,152,517. The value of the 19,875 common shares issued was determined based on the average market price of Koss' common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

        Cash                                                $     8,748
        Accounts receivable                                     374,300
        Inventories                                              99,374
        Equipment                                                88,696
        Intangible assets                                       899,102
                                                            -----------
        Total assets acquired                                 1,470,220
        Total liabilities assumed                            (1,152,517)
                                                            -----------
        Net assets acquired                                 $   317,703
                                                            ===========

Of the $899,102 of acquired intangible assets, $710,291 was assigned to certain technology patents. The remaining $188,811 of acquired intangible assets was assigned to customer relationships. The patents and customer relationships have useful lives of approximately 10 years.

Pro forma financial information relating to the ADDAX acquisition has not been presented because the information would not be materially different from the financial results reported herein.

3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2003, 2002, and 2001, were 3,671,585, 3,700,884, and 4,208,082, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 173,010, 222,699, and 242,400 related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

4. CREDIT FACILITY

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2003 or 2002.

5.  STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company's 1990 Flexible Incentive Plan (the "1990 Plan"). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan's existence. Each year thereafter additional shares equal to ..25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders. Options generally vest over a four year period, with a maximum term of five to ten years.

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

                                                       Range of Exercise           Weighted
                                           Number of          Prices per            Average
                                              Shares               Share     Exercise Price
                                       -------------   -----------------    ---------------
Shares under option at June 30, 2000         495,000         $2.66-$7.40      $        5.85
       Granted                               160,000       $16.76-$18.43      $       17.80
       Exercised                            (112,500)        $2.66-$6.73      $        4.73
                                       -------------       -------------      -------------
Shares under option at June 30, 2001         542,500        $5.10-$18.43      $        9.61
       Granted                               150,000       $16.80-$18.48      $       17.92
       Exercised                             (85,000)        $5.37-$6.75      $        5.74
                                       -------------       -------------      -------------
Shares under option at June 30, 2002         607,500        $5.10-$18.48      $       12.20
       Granted                               180,000       $15.75-$17.32      $       16.62
       Exercised                            (137,500)        $5.38-$6.73      $        5.97
                                       =============       =============      =============
Shares under option at June 30, 2003         650,000        $5.10-$18.48      $       14.75
                                       =============       =============      =============
Options exercisable at June 30, 2003         247,500        $5.10-$18.48      $       11.88
                                       =============       =============      =============

The weighted-average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2003, 2002, and 2001 was $3.69, $4.91, and $5.31, respectively. The weighted-average fair value at date of grant for options whose exercise price was less than the market price of the stock on the grant date during 2001 was $7.90. There were no options granted in 2003 or 2002 for which the exercise price was less than the market price on the date of grant. The weighted-average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2003 and 2002 was $5.94 and $7.68, respectively. There were no options granted in 2001 for which the exercise price was equal to the market price on the date of grant. As of June 30, 2003, the weighted-average remaining contractual life of all outstanding options approximates 5 years.

For the pro forma information disclosed in Note 1, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2003          2002          2001
                                  ----------    ----------    ----------

Expected stock price volatility        43.40%        46.96%        50.41%
Risk free interest rate                 2.84%         4.61%         4.97%
Expected dividend yield                 3.30%         2.87%           --
Expected life of options          5.33 years    5.00 years    5.13 years

The Company has an agreement with its Chairman to repurchase common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be purchased shall be sufficient to provide proceeds, which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

6. INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.

The provision for income taxes in 2003, 2002, and 2001 consists of the following:

Year Ended June 30,               2003           2002            2001
-------------------           ------------   ------------    ------------
Current:
  Federal                     $  2,395,000   $  2,912,000    $  2,716,552
  State                            501,000        577,000         573,000
Deferred                            24,000       (329,000)        229,000
                              ------------   ------------    ------------
                              $  2,920,000   $  3,160,000    $  3,518,552
                              ============   ============    ============

The 2003, 2002, and 2001 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,              2003           2002            2001
--------------------------   ------------   ------------    ------------
Federal income tax at
  statutory rate             $  2,530,000   $  2,789,000    $  3,130,000
State income taxes, net of
  federal tax benefit             331,000        381,000         378,000
Other                              59,000        (10,000)         10,552
                             ------------   ------------    ------------
Total provision for
  income taxes               $  2,920,000   $  3,160,000    $  3,518,552
                             ============   ============    ============

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

                                             2003            2002
                                         ------------    ------------
Deferred Income Tax Assets:
  Deferred compensation                  $    243,000    $    282,000
  Accrued expenses and reserves               813,000         868,000
  Package design and trademarks               231,000         244,000
  Other                                         2,000           9,000
                                         ------------    ------------
                                            1,289,000       1,403,000

Deferred Income Tax Liabilities:
  Royalties receivable/deferred               (82,000)       (174,000)
  Equipment and leasehold improvements         (4,000)         (2,000)
                                         ------------    ------------
Net deferred income tax asset            $  1,203,000    $  1,227,000
                                         ============    ============

7. INTANGIBLE ASSETS

Net intangible assets, acquired in 2003, of $884,117 are included in other assets within the accompanying consolidated balance sheet. Amortization expense related to such intangible assets was $14,985 in 2003. Amortization expense for the next five years is expected to approximate $90,000 annually. The components of net intangible assets at June 30, 2003 are as follows:

                                 Gross         Accumulated            Net
                           Carrying Amount     Amortization     Carrying Amount
                           ---------------   ---------------    ---------------
Technology patents         $       710,291   $       (11,838)   $       698,453
Customer relationships             188,811            (3,147)           185,664
                           ---------------   ---------------    ---------------
Total                      $       899,102   $       (14,985)   $       884,117
                           ===============   ===============    ===============

8. ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                          2003           2002
                                      ------------   ------------
Employee compensation                 $    341,095   $    407,367
Cooperative advertising
  and promotion allowances                 734,358        747,777
Payroll taxes and other
  employee benefits                        171,537        189,342
Other                                      252,053        243,065
                                      ------------   ------------
                                      $  1,499,043   $  1,587,551
                                      ============   ============

9. ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

                                          2003            2002            2001
                                     ------------    ------------    ------------
         Accounts receivable         $   (153,589)   $   (676,142)   $    (71,098)
         Inventories                     (854,186)      2,115,798         918,026
         Prepaid expenses                 (45,482)         (6,967)        (31,933)
         Income taxes                    (437,640)        986,424        (235,567)
         Other assets                     (57,072)         (7,704)       (170,377)
         Accounts payable                 939,234        (208,160)      1,491,909
         Accrued liabilities           (1,241,025)         35,872         399,236
                                     ------------    ------------    ------------
         Net change                  $ (1,849,760)   $  2,239,121    $  2,300,196
                                     ============    ============    ============

                                         2003            2002            2001
                                     ------------    ------------    ------------
Net cash paid during the year for:
         Interest                    $     14,572    $    100,454    $     15,465
         Income taxes                $  3,332,091    $  2,502,576    $  3,675,119

10. EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company's Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $49,000 in 2003, $74,000 in 2002, and $94,000 in 2001.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2003, 2002 and 2001, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee's annual compensation. Vesting of Company contributions occurs immediately. Company contributions were approximately $281,000, $211,000 and $217,000 during the years ended June 30, 2003, 2002, and
2001, respectively.

11. INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business--the design, manufacture, and sale of stereophones and related accessories.

The Company's export sales amounted to $4,205,683 during 2003, $4,037,739 during 2002, and $3,575,201 during 2001.

Sales during 2003, 2002, and 2001 to the Company's five largest customers represented approximately 50%, 47%, and 51% of the Company's net sales, respectively. These customers generally are large, national retailers.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. Rent expense, which includes this lease, approximated $426,000 in 2003, $421,000 in 2002, and $424,000 in 2001.

13. SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 2003, 2002, and 2001 are summarized as follows:

              Balance                                                Balance
   Year     at Beginning      Charges Against/                      at End of
  Ending     Of Period      (Credits To) Income     Deductions*      Period
  ------    ------------    -------------------     -----------     ---------
   2003       $801,055            $198,846            $ 24,212      $ 975,689
   2002       $301,252            $552,000            $ 52,197      $ 801,055
   2001       $252,194            $ 52,238            $  3,180      $ 301,252

*Represents charges against the allowance, net of recoveries.

Advertising costs included within selling, general, and administrative expenses in the accompanying statements of income were $97,000 in 2003, $50,000 in 2002, and $0 in 2001. Such costs are expensed as incurred.

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

KOSS CORPORATION

By: /s/ Michael J. Koss                 Dated: 8/18/03
    --------------------                       -------
    Michael J. Koss,
    Vice Chairman
    President
    Chief Executive Officer
    Chief Operating Officer and
    Chief Financial Officer

By: /s/ Sujata Sachdeva                 Dated: 8/18/03
    --------------------                       -------
    Sujata Sachdeva,
    Vice President - Finance
    Principal Accounting Officer
    Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Koss                                   /s/ Michael J. Koss
----------------------------                       -----------------------------
John C. Koss, Director                             Michael J. Koss, Director
Dated:  8/18/03                                    Dated:  8/18/03
        -------                                            -------

/s/ Martin F. Stein                                /s/ John J. Stollenwerk
----------------------------                       -----------------------------
Martin F. Stein, Director                          John J. Stollenwerk, Director
Dated:  8/18/03                                    Dated:  8/18/03
        -------                                            -------

/s/ Thomas L. Doerr                                /s/ Lawrence S. Mattson
----------------------------                       -----------------------------
Thomas L. Doerr, Director                          Lawrence S. Mattson, Director
Dated:  8/18/03                                    Dated:  8/18/03
        -------                                            -------


The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND                              DIRECTORS
SENIOR MANAGEMENT

John C. Koss                              John C. Koss
Chairman of the Board                     Chairman of the Board
                                          Koss Corporation
Michael J. Koss
Vice Chairman                             Thomas L. Doerr
President                                 President
Chief Executive Officer                   Doerr Corporation
Chief Operating Officer
Chief Financial Officer                   Michael J. Koss
                                          Vice Chairman, President
John C. Koss, Jr.                         C.E.O. C.O.O., C.F.O.
Vice President-Sales                      Koss Corporation

Sujata Sachdeva                           Lawrence S. Mattson
Vice President-Finance/Secretary          Retired President
                                          Oster Company
Jill McCurdy
Vice President-Product Development        Martin F. Stein
                                          Chairman
Lenore Lillie                             Eyecare One Inc.
Vice President-Operations
                                          John J. Stollenwerk
Cheryl Mike                               President
Vice President-Human                      Allen-Edmonds Shoe Corporation
Resources/Customer Relations

Chris Gantz
Vice President - Communication Products

Declan Hanley
Vice President-International Sales


ANNUAL MEETING                            TRANSFER AGENT

September 23, 2003 -- 9:00a.m.            Questions regarding change of address,
Milwaukee River Hilton Inn                stock transfer, lost certificate, or
4700 N. Port Washington Rd.               Information on a particular account
Milwaukee, WI  53212                      should be directed in writing to:

INDEPENDENT AUDITORS                      American Stock Transfer
                                          & Trust Company
PricewaterhouseCoopers LLP                59 Maiden Lane
Milwaukee, Wisconsin                      New York, NY  10038

LEGAL COUNSEL                             16800 West Greenfield Avenue
                                          Brookfield, WI  53005
General Counsel                           Attn:  Barbara Bahr
Hughes & Luce, L.L.P.                     Shareholders Toll-free: 1-800-937-5449
Dallas, Texas

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation                                                                          Incorporation
of Exhibit         Exhibit Title                                                     by Reference
-----------        -------------                                                     -------------

 3.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996 ..................................          (1)

 3.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996 ............................................          (2)

 4.1               Certificate of Incorporation of Koss Corporation, as in
                   effect on September 25, 1996 ..................................          (1)

 4.2               By-Laws of Koss Corporation, as in effect on
                   September 25, 1996 ............................................          (2)

10.1               Officer Loan Policy ...........................................          (3)

10.3               Supplemental Medical Care Reimbursement Plan ..................          (4)

10.4               Death Benefit Agreement with John C. Koss .....................          (5)

10.5               Stock Purchase Agreement with John C. Koss ....................          (6)

10.6               Salary Continuation Resolution for John C . Koss ..............          (7)

10.7               1983 Incentive Stock Option Plan ..............................          (8)

10.8               Assignment of Lease to John C. Koss ...........................          (9)

10.9               Addendum to Lease .............................................         (10)

10.10              1990 Flexible Incentive Plan ..................................         (11)

10.12              Loan Agreement, effective as of February 17, 1995 .............         (12)

10.13              Amendment to Loan Agreement dated June 15, 1995,
                   effective as of February 17, 1995 .............................         (13)

10.14              Amendment to Loan Agreement dated April 29, 1999 ..............         (14)

10.15              Amendment to Loan Agreement dated December 15, 1999 ...........         (15)

10.16              Amendment to Loan Agreement dated
                   October 10, 2001 ..............................................         (16)

10.17              License Agreement dated November 15, 1991 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for North America, Central
                   America and South America (including Amendment
                   to License Agreement dated November 15, 1991;
                   Renewal Letter dated November 18, 1994; and Second
                   Amendment to License Agreement dated September 29, 1995) .......        (17)

10.18              License Agreement dated September 29, 1995 between
                   Koss Corporation and Trabelco N.V. (a subsidiary
                   of Hagemeyer N.V.) for Europe (including First
                   Amendment to License Agreement dated December 26,
                   1995) ..........................................................        (18)

10.19              Third Amendment and Assignment of License Agreement to
                   Jiangsu Electronics Industries Limited dated as of
                   March 31, 1997 .................................................        (19)

10.20              Fourth Amendment to License Agreement dated as of
                   May 29, 1998 ...................................................        (20)

10.21              Fifth Amendment to License Agreement dated
                   March 30, 2001 .................................................        (21)

10.22              Sixth Amendment to License Agreement dated
                   August 15, 2001 ................................................        (22)

10.23              Seventh Amendment to License Agreement dated
                   December 28, 2001 ..............................................        (23)

10.24              Eighth Amendment to License Agreement dated
                   July 31, 2002 ..................................................        (24)

10.25              License Agreement dated June 30, 1998 between Koss
                   Corporation and Logitech Electronics Inc. (including
                   Addendum to License Agreement dated June 30, 1998) .............        (25)

10.26              Consent of Directors (Supplemental Executive
                   Retirement Plan for Michael J. Koss dated
                   March 7, 1997) .................................................        (26)

10.27              Amendment to Lease .............................................        (27)

10.28              Partial Assignment, Termination and Modification of
                   Lease ..........................................................        (28)

10.29              Restated Lease .................................................        (29)

21                 List of Subsidiaries of Koss Corporation .......................        (30)

23                 Consent of PricewaterhouseCoopers LLP ..........................        (31)

31                 Certification of Chief Executive Officer and Chief Financial
                   Officer required by Rule 13a-14(a) or 15d-14(a)                         (31)

32                 Certification of Chief Executive Officer and Chief Financial
                   Officer required by 18 U.S.C. Section 1350                              (31)

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

(16) Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

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

(31)               Filed herewith