Form 10-Q
period 2003-09-30
KOSS CORP
filed 2003-11-07
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the quarterly period ended September 30, 2003
                                  OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES [ ]         NO [X]

At September 30, 2003, there were 3,767,929 shares outstanding of the registrant's common stock, $0.005 par value per share.

                                    1 of 17

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2003

                                      INDEX

                                                                            Page
PART I     FINANCIAL INFORMATION

           Item 1    Financial Statements

                     Condensed Consolidated Balance Sheets (Unaudited)
                     September 30, 2003 and June 30, 2003                   3

                     Condensed Consolidated Statements
                     of Income (Unaudited)
                     Three months ended September 30, 2003 and 2002         4

                     Condensed Consolidated Statements of Cash
                     Flows (Unaudited)
                     Three months ended September 30, 2003 and 2002         5

                     Notes to Condensed Consolidated Financial
                     Statements (Unaudited) September 30, 2003              6-7

           Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7-9

           Item 3    Quantitative and Qualitative Disclosures
                     About Market Risk                                      9

           Item 4    Controls and Procedures                                10

PART II    OTHER INFORMATION

           Item 4    Submission of Matters to a Vote of Security-Holders    11

           Item 6    Exhibits and Reports on Form 8-K                       11

                                    2 of 17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30, 2003    June 30, 2003
                                                                ------------------    -------------
ASSETS
     Current assets:
          Cash                                                     $ 1,546,931         $ 1,557,104
          Accounts receivable                                        8,886,277           8,695,553
          Inventories                                                8,316,576           7,333,772
          Other current assets                                       1,346,675           1,240,383
---------------------------------------------------------------------------------------------------
               Total current assets                                 20,096,459          18,826,812

     Property and equipment, net                                     1,803,100           1,923,817
     Other assets                                                    2,449,528           2,472,006
---------------------------------------------------------------------------------------------------
                                                                   $24,349,087         $23,222,635
===================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current liabilities:
          Accounts payable                                         $ 3,442,011         $ 2,793,550
          Accrued liabilities                                        1,419,124           1,499,043
          Income taxes payable                                         660,534              68,462
          Dividends payable                                            492,431             488,856
---------------------------------------------------------------------------------------------------
               Total current liabilities                             6,014,100           4,849,911

     Deferred compensation                                             631,855             631,855
     Other liabilities                                                 437,354             437,354
     Contingently redeemable equity interest                         1,490,000           1,490,000
     Stockholders' investment                                       15,775,778          15,813,515
---------------------------------------------------------------------------------------------------
                                                                   $24,349,087         $23,222,635
===================================================================================================

See accompanying notes.

                                    3 of 17

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

 Three Months Ended September 30,             2003          2002
--------------------------------------------------------------------
Net sales                                  $ 9,164,691   $ 8,954,978
Cost of goods sold                           5,667,046     5,424,221
--------------------------------------------------------------------
Gross profit                                 3,497,645     3,530,757
Selling, general and
   administrative expense                    2,029,734     1,880,652
--------------------------------------------------------------------
Income from operations                       1,467,911     1,650,105
Other income (expense):
   Royalty income                              190,325       163,961
   Interest income                               4,420         4,279
   Interest expense                                 --       (11,290)
--------------------------------------------------------------------
Income before income tax provision           1,662,656     1,807,055
Provision for income taxes                     642,152       706,277
--------------------------------------------------------------------
   Net income                              $ 1,020,504   $ 1,100,778
====================================================================
Earnings per common share:
   Basic                                   $      0.27   $      0.30
   Diluted                                 $      0.26   $      0.29
====================================================================
Dividends per common share                 $      0.13   $      0.13
====================================================================

See accompanying notes.

                                    4 of 17

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

         Three Months Ended September 30,                                  2003           2002
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                         $ 1,020,504    $ 1,100,778
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
               Depreciation and amortization                                175,333        150,069
               Deferred compensation                                             --        (26,436)
               Net changes in operating assets and
                    liabilities                                            (111,161)        18,020
--------------------------------------------------------------------------------------------------
     Net cash provided by operating
           activities                                                     1,084,676      1,242,431
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:

     Acquisition of equipment                                               (37,681)      (106,993)
--------------------------------------------------------------------------------------------------
          Net cash used in investing activities                             (37,681)      (106,993)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                        (488,856)      (440,466)
     Purchase of common stock                                              (877,500)            --
     Exercise of stock options                                              309,188             --
--------------------------------------------------------------------------------------------------
     Net cash used in financing
          activities                                                     (1,057,168)      (440,466)
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                             (10,173)       694,972
Cash at beginning of period                                               1,557,104      1,052,364
--------------------------------------------------------------------------------------------------
Cash at end of period                                                   $ 1,546,931    $ 1,747,336
==================================================================================================

See accompanying notes.

                                    5 of 17

                        KOSS CORPORATION AND SUBSIDIARIES
                               September 30, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2003 is not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2003, Annual Report on Form 10-K.

2.       EARNINGS PER COMMON SHARE

         Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2003 and 2002 were 3,766,093 and 3,855,625, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 139,928 and 185,071 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended September 30, 2003 and 2002, respectively.

3.       INVENTORIES

         The classification of inventories is as follows:

                                                 September 30, 2003    June 30, 2003
------------------------------------------------------------------------------------
Raw materials and
  work in process                                   $ 3,019,598         $ 3,039,272
Finished goods                                        6,306,564           5,304,086
-----------------------------------------------------------------------------------
                                                      9,326,162           8,343,358
LIFO reserve                                         (1,009,586)         (1,009,586)
-----------------------------------------------------------------------------------
                                                    $ 8,316,576         $ 7,333,772
===================================================================================

                                    6 of 17

4.       STOCK PURCHASE AGREEMENT

         The Company has an agreement with its Chairman to repurchase Company common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2003 and June 30, 2003, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

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

6.       DIVIDENDS DECLARED

         On September 29, 2003, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2003 to be paid October 15, 2003. Such dividend payable has been recorded at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the three months ended September 30, 2003 amounted to $1,084,676. This was a result of net income for the period adjusted for changes in operating assets and liabilities, primarily related to increases in accounts receivable, inventories, accounts payable and income taxes payable.

Capital expenditures for new equipment (including production tooling) were $37,681 for the quarter. Budgeted capital expenditures for fiscal year 2004 are $1,573,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $15,775,778 at September 30, 2003, from $15,813,515 at June 30, 2003. The decrease reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends declared.

                                    7 of 17

The Company amended its existing credit facility in October 2003, extending the maturity date of the unsecured line of credit to November 1, 2004. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's common stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at September 30, 2003 or June 30, 2003.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically have approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in January 2003, for a maximum of $37,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the quarter ended September 30, 2003, the Company purchased 45,000 shares of its common stock at a net price of $13.59 per share, for a total net purchase price of $611,325.

From the commencement of the Company's stock repurchase program through September 30, 2003, the Company has purchased a total of 4,969,180 shares for a total gross purchase price of $40,655,545, (representing an average gross purchase price of $8.18 per share) and a total net purchase price of $36,030,060 (representing an average net purchase price of $7.25 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 2003, the ESOP purchased 3,633 shares of the Company's stock.

Results of Operations

Net sales for the first quarter ended September 30, 2003 were $9,164,691 compared with $8,954,978 for the same period in 2002, an increase of $209,713. The increase is primarily due to the contribution to sales by the acquired Addax, now renamed BiAudio.

Gross profit as a percent of net sales decreased to 38% for the quarter ended September 30, 2003 compared with 39% in the prior year, as a result of a lower rate of overhead absorption.

Selling, general and administrative expenses for the quarter ended September 30, 2003 were $2,029,734 or 22% of net sales, compared to $1,880,652 or 21% of net sales for the same period in 2002. This was due to the Company experiencing higher sales commission for the quarter.

For the first quarter ended September 30, 2003, income from operations was $1,467,911 versus $1,650,105 for the same period in the prior year.

                                    8 of 17

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

Royalty income for the quarter ended September 30, 2003 was $190,325, compared to $163,961 for the quarter ended September 30, 2002.

Interest income for the quarter was $4,420 as compared to $4,279 for the same quarter in 2002.

The provision for income taxes was $642,152 and $706,277 for the quarter ended September 30, 2003 and 2002, respectively. The effective tax rate was 39% for each quarter.

On September 29, 2003, the Company declared a quarterly cash dividend of $0.13 per share payable on October 15, 2003 to stockholders of record on September 30, 2003, which is recorded as dividends payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In management's opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company's commercial credit facility used for working capital purposes and stock repurchases.

                                    9 of 17

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

                                    10 of 17

                                     PART II
                                OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         (a) On September 23, 2003 an Annual Meeting of Stockholders was held.

         (b) Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees, and all such nominees were elected.

         (c) There were 3,760,429 shares of common stock eligible to vote at the Annual Meeting, of which 3,573,092 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

                                 Number of Votes        Broker
                               --------------------    ---------
                                  For      Withheld    Non-Votes
                               ---------   --------    ---------
Nominees for 1-year
terms ending in 2004:

John C. Koss                   3,565,192     7,900         0
Thomas L. Doerr                3,564,984     8,108         0
Michael J. Koss                3,565,174     7,918         0
Lawrence S. Mattson            3,564,884     8,208         0
Martin F. Stein                3,564,884     8,208         0
John J. Stollenwerk            3,564,884     8,208         0

                                 Number of Votes           Broker
                               -------------------   --------------------
                                  For      Against   Abstain    Non-Votes
                               ---------   -------   -------    ---------
Appointment of
PricewaterhouseCoopers LLP
as independent auditors
for the year ended
June 30, 2004                  3,566,783    5,709      600          0

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K

                  On October 8, 2003, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Items 7, 9 and 12 of Form 8-K.

                                    11 of 17

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KOSS CORPORATION

         Date: November 7, 2003                     /s/ Michael J. Koss
                                                    -------------------------
                                                    Michael J. Koss
                                                    Vice Chairman, President,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer

         Date: November 7, 2003                     /s/ Sue Sachdeva
                                                    -----------------------
                                                    Sue Sachdeva
                                                    Vice President--Finance
                                                    Secretary

                                    12 of 17

                                  EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation                                                                     Incorporation
of Exhibit                                Exhibit Title                         by Reference
-----------                               -------------                         -------------
    3.1         Certificate of Incorporation of Koss Corporation, as in
                effect on September 25, 1996 ................................        (1)

    3.2         By-Laws of Koss Corporation, as in effect on
                September 25, 1996...........................................        (2)

    4.1         Certificate of Incorporation of Koss Corporation, as in
                effect on September 25, 1996.................................        (1)

    4.2         By-Laws of Koss Corporation, as in effect on
                September 25, 1996...........................................        (2)

   10.1         Officer Loan Policy  ........................................        (3)

   10.3         Supplemental Medical Care Reimbursement Plan.................        (4)

   10.4         Death Benefit Agreement with John C. Koss....................        (5)

   10.5         Stock Purchase Agreement with John C. Koss...................        (6)

   10.6         Salary Continuation Resolution for John C . Koss.............        (7)

   10.7         1983 Incentive Stock Option Plan ............................        (8)

   10.8         Assignment of Lease to John C. Koss .........................        (9)

   10.9         Addendum to Lease ...........................................       (10)

   10.10        1990 Flexible Incentive Plan ................................       (11)

   10.12        Loan Agreement, effective as of February 17, 1995............       (12)

   10.13        Amendment to Loan Agreement dated June 15, 1995,
                effective as of February 17, 1995 ...........................       (13)

   10.14        Amendment to Loan Agreement dated April 29, 1999.............       (14)

   10.15        Amendment to Loan Agreement dated December 15, 1999..........       (15)

   10.16        Amendment to Loan Agreement dated October 10, 2001...........       (16)

                                    13 of 17

  10.17           License Agreement dated November 15, 1991 between
                  Koss Corporation and Trabelco N.V. (a subsidiary
                  of Hagemeyer N.V.) for North America, Central
                  America and South America (including Amendment
                  to License Agreement dated November 15, 1991;
                  Renewal Letter dated November 18, 1994; and Second
                  Amendment to License Agreement dated September 29,
                  1995)........................................................       (17)


  10.18           License Agreement dated September 29, 1995 between
                  Koss Corporation and Trabelco N.V. (a subsidiary
                  of Hagemeyer N.V.) for Europe (including First
                  Amendment to License Agreement dated December 26,
                  1995) .......................................................       (18)

  10.19           Third Amendment and Assignment of License Agreement to
                  Jiangsu Electronics Industries Limited dated as of March 31,
                  1997.........................................................       (19)


  10.20           Fourth Amendment to License Agreement between Koss
                  Corporation and Jiangsu Electronics Industries Limited dated
                  as of May 29, 1998...........................................       (20)


  10.21           Fifth Amendment to License Agreement between Koss
                  Corporation and Jiangsu Electronics Industries Limited dated
                  March 30, 2001...............................................       (21)


  10.22           Sixth Amendment to License Agreement between Koss
                  Corporation and Jiangsu Electronics Industries Limited dated
                  August 15, 2001..............................................       (22)


  10.23           Seventh Amendment to License Agreement between Koss
                  Corporation and Jiangsu Electronics Industries Limited dated
                  December 28, 2001............................................       (23)


  10.24           Eighth Amendment to License Agreement between
                  Koss Corporation and Jiangsu Electronics Industries
                  Limited dated July 31, 2002..................................       (24)

  10.25           License Agreement dated June 30, 1998 between Koss
                  Corporation and Logitech Electronics Inc. (including
                  Addendum to License Agreement dated June 30, 1998)...........       (25)


  10.26           Amendment and Extension Agreement between Koss
                  Corporation and Logitech Electronics Inc. dated May 1, 2001..       (26)

  10.27           Consent of Directors (Supplemental Executive
                  Retirement Plan for Michael J. Koss dated
                  March 7, 1997)...............................................       (27)

  10.28           Amendment to Lease...........................................       (28)

  10.29           Partial Assignment, Termination and Modification of
                  Lease........................................................       (29)

                                    14 of 17

10.30           Restated Lease..................................................           (30)

31.1            Certification pursuant to Rule 13a-14(a) under the Securities        (Filed herewith
                                                                                           and
                Exchange Act of 1934............................................    attached hereto)

32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted           (Furnished
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ......      herewith and
                                                                                    attached hereto)

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

                                    15 of 17

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

                                    16 of 17

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

                                    17 of 17