Form 10-Q/A
period 2003-09-30
KOSS CORP
filed 2004-02-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

At September 30, 2003, there were 3,767,929 shares outstanding of the registrant’s common stock, $0.005 par value per share.

1 of 21

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

2 of 21

EXPLANATORY NOTE

Koss Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Original Report”).

Subsequent to the filing of the Original Report, the Company determined to change reported financial results for the period from June 2001 until June 2003 when the Company concluded that some previously reported transactions should be accounted for as employee compensation expense rather than as treasury stock transactions pursuant to FIN 44: Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25 (“FIN 44”). The Company had previously accounted for these transactions as an acquisition of treasury stock, whereas under FIN 44, the Company will treat the expenditures to acquire stock purchased directly from Company employees who held the stock for less than six months as a compensation expense. The change has no effect on cash and has the following effects on the Company’s previously announced financial results to be disclosed in Amendment No. 1 on Form 10-K/A filed by the Company for the fiscal year ended June 30, 2003:

•	A cumulative increase in the Company’s paid in capital of $1,997,913 at June 30, 2003.

•	A cumulative reduction in the Company’s retained earnings of $1,310,226 at June 30, 2003.

•	A reduction in the Company’s tax liability of $687,687 at June 30, 2003.

•	Reductions in reported net income for the fiscal year ended June 30, 2001 from $5,687,521 to $5,183,143, for the fiscal year ended June 30, 2002, from $5,041,343 to $4,587,259, and for the fiscal year ended June 30, 2003 from $4,521,175 to $4,169,411.

•	Reductions in reported diluted earnings per share for the fiscal year ended June 30, 2001 from $1.28 to $1.16, for the fiscal year ended June 30, 2002, from $1.28 to $1.17, and for the fiscal year ended June 30, 2003 from $1.18 to $1.08, to reflect booking the acquisition of the repurchased shares as employee compensation expense.

The change does not affect the current fiscal year’s operations, or the net income reported during the first two quarters of the current fiscal year ending June 30, 2004. The change is reflected in this Form 10-Q/A on the Company’s balance sheet set forth in Item 1. — Financial Statements as a decrease in taxes payable of $687,687 and an increase in stockholders’ investment of $687,687. The change is also reflected in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certifications of certain executive officers as of the date of this amendment have also been updated. This Form 10-Q/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.

This amended quarterly report continues to speak as of the original date of the original quarterly report and unless as otherwise noted, the Company has not updated the disclosure in this amended quarterly report to speak as of a later date.

3 of 21

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	June 30, 2003
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$1,546,931	$1,557,104
Accounts receivable	8,886,277	8,695,553
Income taxes receivable	—	181,871
Inventories	8,316,576	7,333,772
Other current assets	1,346,675	1,240,383

Total current assets	20,096,459	19,008,683
Property and equipment, net	1,803,100	1,923,817
Other assets	2,831,840	2,854,318

	$24,731,399	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,442,011	$2,793,550
Accrued liabilities	1,419,124	1,499,043
Income taxes payable	410,201	—
Dividends payable	492,431	488,856

Total current liabilities	5,763,767	4,781,449
Deferred compensation	1,014,167	1,014,167
Contingently redeemable equity interest	1,490,000	1,490,000
Stockholders’ investment	16,463,465	16,501,202

	$24,731,399	$23,786,818

See accompanying notes.

4 of 21

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,	2003	2002
Net sales	$9,164,691	$8,954,978
Cost of goods sold	5,667,046	5,424,221

Gross profit	3,497,645	3,530,757
Selling, general and administrative expense	2,029,734	1,880,652

Income from operations	1,467,911	1,650,105
Other income (expense):
Royalty income	190,325	163,961
Interest income	4,420	4,279
Interest expense	—	(11,290)

Income before income tax provision	1,662,656	1,807,055
Provision for income taxes	642,152	706,277

Net income	$1,020,504	$1,100,778

Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.26	$0.29

Dividends per common share	$0.13	$0.13

See accompanying notes.

5 of 21

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,020,504	$1,100,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,333	150,069
Deferred compensation	—	(26,436)
Net changes in operating assets and liabilities	(111,161)	18,020

Net cash provided by operating activities	1,084,676	1,242,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(37,681)	(106,993)

Net cash used in investing activities	(37,681)	(106,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(488,856)	(440,466)
Purchase of common stock	(877,500)	—
Exercise of stock options	309,188	—

Net cash used in financing activities	(1,057,168)	(440,466)

Net (decrease) increase in cash	(10,173)	694,972
Cash at beginning of period	1,557,104	1,052,364

Cash at end of period	$1,546,931	$1,747,336

See accompanying notes.

6 of 21

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2003, Annual Report on Form 10-K for the year ended June 30, 2003, which the Company has stated it will amend.

Certain balances contained in the June 30, 2003 financial statements have been reclassified to be consistent with the December 31, 2003 presentation.

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

3.	INVENTORIES

The classification of inventories is as follows:

	September 30, 2003	June 30, 2003
Raw materials and work in process	$3,019,598	$3,039,272
Finished goods	6,306,564	5,304,086

	9,326,162	8,343,358
LIFO reserve	(1,009,586)	(1,009,586)

	$8,316,576	$7,333,772

7 of 21

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman to repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2003 and June 30, 2003, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.	RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

6.	DIVIDENDS DECLARED

On September 29, 2003, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2003 to be paid October 15, 2003. Such dividend payable has been recorded at September 30, 2003.

7.	STOCK BASED COMPENSATION

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

     The Company maintains stock option plans for certain of its directors, officers and key employees and accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 is presented below:

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income, as reported	$1,020,504	$1,100,778
Less: stock-based compensation expense determined based on the fair value, net of tax	(118,660)	(106,556)

Pro forma net income	$901,844	$994,222

Diluted net income per share:
As reported	$0.26	$0.29
Pro forma	$0.23	$0.25
Basic net income per share:
As reported	$0.27	$0.30
Pro forma	$0.24	$0.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued consolidated financial statements for fiscal 2003, and for the three months ended September 30, 2003 as discussed in the Introductory Note to this Form 10-Q/A.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the three months ended September 30, 2003 amounted to $1,084,676. This was a result of net income for the period adjusted for changes in operating assets and liabilities, primarily related to increases in accounts receivable, inventories, accounts payable and income taxes payable.

8 of 21

Capital expenditures for new equipment (including production tooling) were $37,681 for the quarter. Budgeted capital expenditures for fiscal year 2004 are $1,573,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $16,463,465 at September 30, 2003, from $16,501,202 at June 30, 2003. The decrease reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends declared.

The Company amended its existing credit facility in October 2003, extending the maturity date of the unsecured line of credit to November 1, 2004. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at September 30, 2003 or June 30, 2003.

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

From the commencement of the Company’s stock repurchase program through September 30, 2003, the Company has purchased a total of 4,969,180 shares for a total gross purchase price of $40,655,545, (representing an average gross purchase price of $8.18 per share) and a total net purchase price of $36,030,060 (representing an average net purchase price of $7.25 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the quarter ended September 30, 2003, the ESOP purchased 3,633 shares of the Company’s stock.

Results of Operations

Net sales for the first quarter ended September 30, 2003 were $9,164,691 compared with $8,954,978 for the same period in 2002, an increase of $209,713. The increase is primarily due to the contribution to sales by the acquired Addax, now renamed BiAudio.

9 of 21

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

Effective June 30, 2003, the Company entered into a License Agreement with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name. This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts.

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

Recently Issued Financial Accounting Pronouncements

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments included in this standard.

10 of 21

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of their evaluation. Management, including the Chief Executive Officer/Chief Financial Officer, periodically reviews the Company’s internal controls for effectiveness and plans to conduct quarterly evaluations of its disclosure controls and procedures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q/A, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q/A, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q/A, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the

11 of 21

number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

12 of 21

PART II
OTHER INFORMATION

Item 4 Submission of Matters to Vote of Security-Holders

(a)	On September 23, 2003 an Annual Meeting of Stockholders was held.

(b)	Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)	There were 3,760,429 shares of common stock eligible to vote at the Annual Meeting, of which 3,573,092 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2004:
John C. Koss	3,565,192	7,900	0
Thomas L. Doerr	3,564,984	8,108	0
Michael J. Koss	3,565,174	7,918	0
Lawrence S. Mattson	3,564,884	8,208	0
Martin F. Stein	3,564,884	8,208	0
John J. Stollenwerk	3,564,884	8,208	0

	Number of Votes		Broker
	For	Against	Abstain	Non-Votes
Appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended June 30, 2004	3,566,783	5,709	600	0

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits Filed

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

13 of 21

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

Date: February 16, 2004	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President, Chief Executive Officer, Chief Financial Officer

Date: February 16, 2004	/s/ Sue Sachdeva
Sue Sachdeva
Vice President--Finance Secretary

14 of 21

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996.	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996.	(2)

10.1	Officer Loan Policy.	(3)

10.3	Supplemental Medical Care Reimbursement Plan.	(4)

10.4	Death Benefit Agreement with John C. Koss.	(5)

10.5	Stock Purchase Agreement with John C. Koss.	(6)

10.6	Salary Continuation Resolution for John C. Koss.	(7)

10.7	1983 Incentive Stock Option Plan.	(8)

10.8	Assignment of Lease to John C. Koss.	(9)

10.9	Addendum to Lease.	(10)

10.10	1990 Flexible Incentive Plan.	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999.	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999.	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001.	(16)

15 of 21

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease	(28)

16 of 21

10.29	Partial Assignment, Termination and Modification of Lease	(29)

10.30	Restated Lease	(30)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

17 of 21

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No.

(12)	0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

18 of 21

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

19 of 21