Form 10-Q
period 2003-12-31
KOSS CORP
filed 2004-02-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2003

OR

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

YES      NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      NO

At December 31, 2003, there were 3,767,929 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q

December 31, 2003

INDEX

			Page

PART I	FINANCIAL INFORMATION		2

	Item 1	Financial Statements	2

		Condensed Consolidated Balance Sheets (Unaudited) December 31, 2003 and June 30, 2003	2

		Condensed Consolidated Statements of Income (Unaudited) Three months and six months ended December 31, 2003 and 2002	3

		Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 2003 and 2002	4

		Notes to Condensed Consolidated Financial Statements (Unaudited) December 31, 2003	5-6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

	Item 4	Controls and Procedures	9-10

PART II	OTHER INFORMATION		10

	Item 6	Exhibits and Reports on Form 8-K	10

1 of 18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2003	June 30, 2003

		(Restated - Note 1)
ASSETS
Current assets:
Cash	$941,007	$1,557,104
Accounts receivable	9,614,966	8,695,553
Income taxes receivable	—	181,871
Inventories	9,006,416	7,333,772
Other current assets	1,225,909	1,240,383

Total current assets	20,788,298	19,008,683
Property and equipment, net	1,863,790	1,923,817
Other assets	2,865,798	2,854,318

	$25,517,886	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,390,334	$2,793,550
Accrued liabilities	1,621,514	1,499,043
Income taxes payable	287,232	—
Dividends payable	489,831	488,856

Total current liabilities	5,788,911	4,781,449
Deferred compensation	1,041,193	1,014,167
Contingently redeemable equity interest	1,490,000	1,490,000
Stockholders’ investment	17,197,782	16,501,202

	$25,517,886	$23,786,818

See accompanying notes to the condensed consolidated financial statements.

2 of 18

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
Period Ended December 31	2003	2002	2003	2002

Net sales	$9,839,572	$7,818,848	$19,004,263	$16,773,826
Cost of goods sold	6,097,572	4,627,988	11,764,618	10,052,209

Gross profit	3,742,000	3,190,860	7,239,645	6,721,617
Selling, general and administrative expense	1,972,115	1,733,143	4,001,849	3,613,795

Income from operations	1,769,885	1,457,717	3,237,796	3,107,822
Other income (expense)
Royalty income	387,367	254,760	577,692	418,721
Interest income	701	2,502	5,121	6,781
Interest expense	(960)	—	(960)	(11,290)

Income before income tax provision	2,156,993	1,714,979	3,819,649	3,522,034
Provision for income taxes	861,517	668,842	1,503,669	1,375,119

Net income	$1,295,476	$1,046,137	$2,315,980	$2,146,915

Earnings per common share:
Basic	$0.34	$0.29	$0.61	$0.59
Diluted	$0.33	$0.27	$0.59	$0.56

Dividends per common share	$0.13	$0.13	$0.26	$0.26

See accompanying notes to the condensed consolidated financial statements.

3 of 18

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended December 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,315,980	$2,146,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,667	254,520
Deferred compensation	27,026	(26,436)
Net changes in operating assets and liabilities	(1,487,297)	(1,382,487)

Net cash provided by operating activities	1,206,376	992,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(272,874)	(423,840)

Net cash used in investing activities	(272,874)	(423,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(981,287)	(477,172)
Purchase of common stock	(877,500)	(340,000)
Exercise of stock options	309,188	—

Net cash used in financing activities	(1,549,599)	(817,172)

Net decrease in cash	(616,097)	(248,500)
Cash at beginning of period	1,557,104	1,052,364

Cash at end of period	$941,007	$803,864

See accompanying notes to the condensed consolidated financial statements.

4 of 18

KOSS CORPORATION AND SUBSIDIARIES
December 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made. The income from operations for the quarter ended December 31, 2003 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended June 20, 2003, which the Company has stated it will amend.

Certain balances contained in the June 30, 2003 financial statements have been reclassified to be consistent with the December 31, 2003 presentation.

The Company’s restated financial information for fiscal year ended June 30, 2003 contained in the Company’s consolidated balance sheet at Item 1. in this Form 10-Q reflects a change in the treatment of repurchases of some Company stock issued to employees on the exercise of employee stock options to comply with FIN 44: Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25 (“FIN 44”). The Company had previously accounted for these transactions as an acquisition of treasury stock, whereas under FIN 44, the Company will treat the expenditures to acquire stock purchased directly from employees who held the stock for less than six months as a compensation expense. The effect of the restatement was a decrease in taxes payable of $687,687 and an increase in stockholders’ investment by the like amount. The restatement had no impact on results of operations for the three and six month period ended December 31, 2003 and 2002.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2003 and 2002 were 3,767,929 and 3,655,242, respectively. For the six months ended December 31, 2003 and 2002, weighted average number of common shares outstanding were 3,767,011 and 3,662,898, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 115,523 and 191,603 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended December 31, 2003 and 2002, respectively. Common stock equivalents of 126,021 and 187,599 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the six months ended December 31, 2003 and 2002, respectively.

5 of 18

3.	INVENTORIES

The classification of inventories is as follows:

	December 31, 2003	June 30, 2003

Raw materials	$3,104,981	$3,039,272
Work in process	59,562	—
Finished goods	6,851,459	5,304,086

	10,016,002	8,343,358
LIFO reserve	(1,009,586)	(1,009,586)

	$9,006,416	$7,333,772

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman to repurchase stock from his estate (only upon the election of the estate) in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2003 and June 30, 2003, $1,490,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

5.	RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. We anticipate the adoption of this statement will have a material impact on our consolidated financial statements. We are in the process of determining the impact of this statement on our consolidated financial statements.

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

6.	DIVIDENDS DECLARED

On December 19, 2003, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on December 31, 2003 to be paid January 15, 2004. Such dividend payable has been recorded at December 31, 2003.

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

The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 is presented below:

	Three Months Ended
	December 31, 2003	December 31, 2002
Net income, as reported	$1,295,476	$1,046,137
Less: stock-based compensation expense determined based on the fair value, net of tax	(118,660)	(106,556)

Pro forma net income	$1,176,816	$939,581

Diluted net income per share:
As reported	$0.33	$0.27
Pro forma	$0.30	$0.24
Basic net income per share:
As reported	$0.34	$0.29
Pro forma	$0.31	$0.26

	Six Months Ended
	December 31, 2003	December 31, 2002
Net income, as reported	$2,315,980	$2,146,915
Less: stock-based compensation expense determined based on the fair value, net of tax	(237,320)	(213,112)

Pro forma net income	$2,078,660	$1,933,803

Diluted net income per share:
As reported	$0.59	$0.56
Pro forma	$0.53	$0.50
Basic net income per share:
As reported	$0.61	$0.59
Pro forma	$0.55	$0.53

6 of 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2003 amounted to $1,206,376. This was primarily a result of net income for the period partially offset by changes in operating assets and liabilities, primarily related to increases in accounts receivable, inventories, accounts payable, and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $272,874 for the six months ended December 31, 2003. Budgeted capital expenditures for fiscal year 2004 are $1,573,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $17,197,782 at December 31, 2003, from $16,501,202 at June 30, 2003. The increase reflects the effect of net income offset by the purchase and retirement of common stock and dividends declared during the period.

The Company amended its existing credit facility in October 2003, extending the maturity date of the unsecured line of credit to November 1, 2004. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2003 or June 30, 2003.

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

For the six month period ended December 31, 2003, the Company purchased 45,000 shares of its common stock at a net price of $13.59 per share, for a total net purchase price of $611,325. The Company will continue to repurchase its shares from the open market when the Board of Directors determines the shares to be undervalued. As of the date hereof, the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,501,360.82 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through December 31, 2003, the Company has purchased a total of 4,969,180 shares for a total gross purchase price of $40,655,545, (representing an average gross purchase price of $8.18 per share) and a total net purchase price of $36,030,060 (representing an average net purchase price of $7.25 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock

7 of 18

repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the six months ended December 31, 2003, the ESOP purchased 3,633 shares of the Company’s stock.

Results of Operations

Net sales for the second quarter ended December 31, 2003 rose 26% to $9,839,572 from $7,818,848 for the same period in 2002. Net sales for the six months ended December 31, 2003 were $19,004,263 up 13% compared with $16,773,826 during the same six months one year ago. This was due to sales increases in the Company’s largest accounts both in the U.S. and Europe.

Gross profit as a percent of net sales was 38% for the quarter ended December 31, 2003 compared to 41% for the same period in the prior year. For the six month period ended December 31, 2003, the gross profit percentage was 38% compared to 40% for the same period in 2002. This was primarily due to the Company experiencing higher incoming freight costs compared to prior years.

Selling, general and administrative expenses for the quarter ended December 31, 2003 were $1,972,115 or 20% of net sales, compared to $1,733,143 or 22% of net sales for the same period in 2002. For the six month period ended December 2003, these expenses were $4,001,849 or 21% of net sales, compared to $3,613,795 or 22% of net sales, for the same period in 2002.

For the second quarter ended December 31, 2003, income from operations was $1,769,885 versus $1,457,717 for the same period in the prior year. Income from operations for the six months ended December 31, 2003 was $3,237,796 as compared to $3,107,822 for the same period in 2002. This was due to the Company experiencing higher sales volume.

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

Royalty income for the quarter ended December 31, 2003 was $387,367, compared to $254,760 for the quarter ended December 31, 2002. For the six month period ended December 31, 2003 royalty income was $577,692 compared to $418,721 for the period ending December 31, 2002. The increase in royalty income was due to increased sales by Jiangsu Electronics.

8 of 18

On December 19, 2003, the Company declared a quarterly cash dividend of $0.13 per share payable on January 15, 2004 to stockholders of record on December 31, 2003, which is recorded as dividends payable.

Recently Issued Financial Accounting Pronouncements

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments included in this standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed on page 7 of this Form 10-Q.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans

9 of 18

relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

10 of 18

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
Vice President—Finance
Secretary

11 of 18

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference

3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C . Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999.	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001.	(16)

12 of 18

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease	(28)

10.29	Partial Assignment, Termination and Modification of Lease	(29)

13 of 18

10.30	Restated Lease	(30)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and attached hereto

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

14 of 18

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

15 of 18

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

16 of 18