Form 10-K/A
period 2003-06-30
KOSS CORP
filed 2004-03-10
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Common Stock, $0.005 par value (voting)

(Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2). YES ☒   NO ☐

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2002 was approximately $8,715,910 (based on the $18.65 per share closing price of the Company’s Common Stock as reported on the NASDAQ Stock Market on December 31, 2002). In determining who are affiliates of the

Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on August 1, 2003 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

     On August 1, 2003, 3,767,929 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation’s Proxy Statement for its 2003 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Report.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A for Koss Corporation (the “Company”) amends the Company’s annual report on Form 10-K for fiscal year ended June 30, 2003 and is being filed to restate the financial statements of the Company to reflect a change in the treatment of repurchases of some Company stock issued to employees on the exercise of employee stock options to comply with FIN 44: Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25 (“FIN 44”). The Company had previously accounted for these transactions as an acquisition of treasury stock, whereas under FIN 44, the Company will treat the expenditures to acquire stock purchased directly from Company employees who held the stock for less than six months as a compensation expense.

     The change has the following effects on the Company’s previously reported financial results:

•	A reduction in the Company’s retained earnings of $687,687 at June 30, 2003.

•	A reduction in the Company’s tax liability of $687,687 at June 30, 2003.

•	Reductions in reported net income for the fiscal year ended June 30, 2001 from $5,687,521 to $5,183,143, for the fiscal year ended June 30, 2002, from $5,041,343 to $4,587,259, and for the fiscal year ended June 30, 2003 from $4,521,175 to $4,169,411.

•	Reductions in reported diluted earnings per share for the fiscal year ended June 30, 2001 from $1.28 to $1.16, for the fiscal year ended June 30, 2002, from $1.28 to $1.17, and for the fiscal year ended June 30, 2003 from $1.18 to $1.08, to reflect booking the acquisition of the repurchase shares as employee compensation expense.

     In connection with this restatement, changes have been made to (i) amend Item 1.—Business, (ii) amend Item 6. —Selected Financial Data, (iii) amend Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) amend Item 8.—Financial Statements and Supplementary Data, and (v) amend Item 15.—Exhibits, Financial Statement Schedules and Reports on Form 8-K to update the certifications of certain executive officers as of the date of this amendment. See Note 14 to the Consolidated Financial Statements included in Item 8. for a discussion of the restatement of the financial statements referred to above. This Form 10-K/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.

     This amended annual report continues to speak as of the original date of the original annual report and unless as otherwise noted, the Company has not updated the disclosure in this amended annual report to speak as of a later date.

PART I

Item 1. BUSINESS.

GENERAL

As used herein, the term “Company” means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires. The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products. During the last fiscal year, the Company acquired certain assets of ADDAX Sound Company. See Part II, Item 7 – “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.

The Company does not report its finances by segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories. The percentage of total revenues related to this central business line over the past three fiscal years was:

	2003	2002	2001

Stereophones	100%	97%	94%

The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label. The Company also sells products to distributors for resale to schools systems, and directly to other manufactures for inclusion with their own products. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

In May of 2003, the Company purchased the assets of ADDAX Sound, a company which specializes in the development of communications headsets. The ADDAX company is essentially a design and source operation utilizing contract manufactures in Asia. The Assets of ADDAX included inventory, receivables, tooling, furniture and fixtures as well as patents on designs for telecommunications products.

ADDAX has been renamed Bi Audio and services the public safety market through distributors. Bi Audio develops and sells headsets and microphones for communication via two-way radio by police, fire and security personnel. Bi Audio also sells a line of telephone headsets for the small office and home office as well as for the call center industry. These products are developed on an original equipment manufacturer (OEM) basis and are sold to other companies for distribution at retail or direct to consumers.

Bi Audio also markets headsets to be used with cellular telephones and cordless home telephones. These products are developed on an OEM basis for sale to other companies who redistribute the products through retail channels or direct to consumers.

The Bi Audio category of products represents less than 5% of the Company’s total revenue and is further split into products for three categories Public Safety, Call Center, Cellular telephone.

Ninety five percent of the Company’s products are stereo headphones for listening to music. The products are not significantly differentiated by channel or application with the exception of products sold to the school system which sometimes include a microphone. Sales in this channel represent less than 5 % of the Company’s revenue. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective. Therefore any remaining classification of the business would be by distribution channel. Consumers purchase more than 95% of the Koss stereophone range of product through some form of retail channel or reseller.

The Company maintains a sales office in Switzerland. The Company sells its products to independent distributors in countries outside the United States. (See section Foreign Sales below)The countries are too numerous to mention here but include countries in the following regions. Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico. The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts. During the last three fiscal years sales of all Koss products, including the products of Bi Audio (for the most recent period), were as follows:

	2003	2002	2001
Percentage of Revenue	12.5%	11.1%	9.3%
Derived from the Export of
Koss Products

Management believes that it has sources of raw materials that are adequate for its needs.

No employment or compensation agreement exists between the company and its dealers. The company uses independent manufacturer’s representatives. The company typically signs one year contracts with these manufacturer’s representatives. The representative agreements are seldom renewed in writing. Two such agreements are currently in force. One is based upon the business in the Rocky Mountain region of the United States which accounts for less than 1% of the company’s total annual sales.

The company recently entered into a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena. The sales from these will account for approximately 5% of the company’s total revenue in 2004. The automotive representative is paid 5% for all business in this area until 2005, 4% until 2006, 3% until 2007 and 2% thereafter.

Any remaining agreements with distributors, past or present, pertain to geographic countries without compensation attached. The company has the right to terminate these agreements with foreign distributors at will.

INTELLECTUAL PROPERTY

The Company regularly applies for registration of its trademarks in countries in which it does business, including the United States, and over the years the Company has had numerous trademarks registered and patents issued in these countries. John Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958. The Company has trademarks to protect the brand name Koss and its logotype on its products. These trademarks are maintained throughout the countries in which the Company sells its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate Koss from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

See Part II, Item 7 – “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have been historically higher during the holiday season, stereophones have also seen increased interest as gift items over the years. Management of the Company is of the opinion that its business and industry segment are no longer seasonal as evidenced by the fact that 50% of sales occurred in the first six months of the fiscal year ended June 30, 2003, and 50% of sales occurred in the latter six months of that fiscal year. Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products. In many instances if a stereo headphone is not operational, the product which plays the music cannot be heard. Therefore upgrades, and replacements appear to have as much interest over the course of the year as gifts of stereophones.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion. For instance, the Company has in the past offered a 90-120 day repayment period for certain customers, such as computer retailers and office supply stores. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company’s current backlog of orders is not material in relation to annual net sales and was not material in relation to net sales in fiscal 2003.

CUSTOMERS

The Company markets its products to approximately 2,000 customers worldwide. During 2003, the Company’s sales to its largest single customer, Wal-Mart Stores Inc., were approximately 20% of total gross sales. Koss markets a line of products used by consumers to listen to music. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company is dependent upon its ability to retain an existing base of customers to sell the Company’s line of products. Loss of customers means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers. Since distribution is broadly based, any loss of a customer directly translates into a reduction in sales volume which can only be replaced by replacing a similar number of representative retail outlets. For example, the loss a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the fiscal year that the customer was lost. Attracting a new customer during the course of a fiscal year could have a positive impact or simply replace an account which has been lost. In addition, a customer can decide to make a change in the models that it decides to offer for sale. Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market. The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer. A reduction in sales volume would cause a reduction in profitability.

Management believes that any loss of Wal-Mart’s revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income. The five largest customers of the Company (including Wal-Mart) accounted for approximately 50% of total sales in 2003.

COMPETITION

The Company has a single focus on the headphone industry. The recent acquisition of ADDAX, now Bi Audio, continues to emphasize the Company’s interest in all categories of headsets, headphones, and stereophones. In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company. Koss provides a single product focus to its customers that is unique in the marketplace. The extent to which retailers view Koss as an innovative vendor of high quality headphone products, and a provider of positive after sales customer service, is the extent to which the Company will be considered competitive. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills and customer service to maintain its competitive position.

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

FOREIGN SALES

International markets are serviced through manufacturer’s representatives or independent distributors with product produced in the United States. The countries are too numerous to mention here but include countries in the following regions. Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico. The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts.

In the opinion of management, the Company’s competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market. The Company does note however, that the governments of foreign nations may elect to erect barriers to trade on imports. The creation of such barriers would reduce the Company’s revenue and profit. For further information, see Note 11 to the consolidated financial statements accompanying this Form 10-K/A.

The Company operates a small sales office in Switzerland to service the International export marketplace. The Company is aware of no material risk in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in Mainland China, Taiwan, and South Korea. These independent supplier entities are distant from the Company which means that we are at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions. The Company maintains finished goods inventory level in its US facility to mitigate this risk. The approximate level of finished goods inventory is stocked at an average of 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days. The Company believes that it could restore production of its top ten selling models (which represent 76% of the Company’s sales revenue) within 1 year. The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin. In addition, any increase in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits. For example, an additional 5% in duty for a complete fiscal year of purchases would amount to a reduction in pre-tax profit of approximately $600,000 based upon sales reported in the Company’s 10-K/A for the period ending June 30, 2003.

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

All facilities are in good repair and, in the opinion of management, are suitable for the Company’s business purposes.

Item 3. LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither Koss nor its subsidiaries are subject to any material legal proceedings in management’s opinion.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol “KOSS”. There were approximately 885 record holders of the Company’s common stock as of August 1, 2003. This number does not include individual participants in security position listings. The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends paid (both adjusted for the 2 for 1 stock split) are shown below.

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

(1)	Rounded to the nearest cent and adjusted to give effect to the November 5, 2001 2-for-1 stock split

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2001 and has paid a dividend for each quarter since, including the last fiscal quarter ending June 30, 2003. On June 27, 2003, the Company announced its quarterly dividend of $0.13. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly. The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

See Part III, Item 12 for information relating to the Company’s equity compensation plan information.

Item 6. SELECTED FINANCIAL DATA. (Restated – Note 14)

	June 30,	June 30,	June 30,
	2003	2002	2001	June 30,	June 30,
	(as restated)	(as restated)	(as restated)	2000	1999

Net sales	$33,802,634	$36,571,303	$38,609,335	$35,401,533	$33,776,039
Net income	$4,169,411	$4,587,259	$5,183,143	$4,953,461	$4,318,189
Earnings per common share:
Basic	$1.14	$1.24	$1.23	$0.97	$0.70
Diluted	$1.08	$1.17	$1.16	$0.95	$0.69
Total assets	$23,786,818	$20,645,153	$21,767,872	$25,334,547	$25,950,180
Contingently redeemable common stock	$1,490,000	$1,490,000	$1,490,000	$1,490,000	$1,490,000
Cash dividends per common share:	$0.52	$0.485	—	—	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued consolidated financial statements for fiscal 2003, 2002 and 2001. See Note 14 to the consolidated financial statements for further discussion of this matter.

FINANCIAL CONDITION AND LIQUIDITY

During 2003, cash provided by operations was $2,796,616. Working capital was $14,227,234 at June 30, 2003. The increase in working capital of $1,470,571 from the balance at June 30, 2002 represents primarily the net effect of an increase in cash, receivables, inventories, income taxes receivable and payables. The increase in the Company’s accounts receivables is attributable solely to the Company’s acquisition of Bi-Audio. At June 30, 2003, the Bi-Audio receivables were $566,744, compared with -0- at June 30, 2002. The increase in the number of day’s sales in accounts receivable is solely due to the Company’s acquisition of Bi-Audio. The relative increase in receivables is not indicative of a collection problem, but attributable solely to the Company’s acquisition of Bi-Audio.

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

Stockholders’ investment increased to $16,501,202 at June 30, 2003 from $13,735,534 at June 30, 2002. The increase reflects primarily the effect of the purchase and retirement of common stock and dividends declared offset by current year net income and proceeds from the exercise of stock options during the year. On June 27, 2003, the Company declared a quarterly cash dividend of $0.13 per share ($488,856) payable on July 15, 2003 to stockholders of record on June 30, 2003, which is recorded as dividends payable.

The Company’s credit facility matures on November 1, 2003. This unsecured credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0. The tangible net worth of the Company must not fall below $10.0 million at any time. The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0. The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0. The Company has been and is well within these requirements. However, if the Company at some point in the future fails to meet the financial covenants, the lender may accelerate the debt and allow creditors to foreclose on the assets. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2003 or June 30, 2002.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in January of 2003, for an aggregate maximum of $37,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. The Company will continue to redeem its shares from the market when the board determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company's stock is used in acquisitions as consideration (as in the case of the purchase of the assets of ADDAX). The Company has no immediate plans to make another acquisition at this time.

For the fiscal year ended June 30, 2003, the Company purchased 67,500 shares of its common stock at an average net price of $13.58 per share, for a total purchase price of $916,663. As of the date hereof, the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,112,685.82 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through June 30, 2003, the Company has purchased a total of 4,924,180 shares for a total gross purchase price of $39,778,045 (representing an average gross purchase price of $8.08 per share) and a total net purchase price of $35,418,735 (representing an average net purchase price of $7.19 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

RISK FACTORS

REDUCTION IN PRESENT LEVELS OF CASH FLOW COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS

The Company’s primary source of liquidity over the past twelve months has been operating cash flows. The Company’s future cash flows from operations (on both a short term and long term basis) are dependent upon, but not limited to:

•	the Company’s ability to attract new customers that will sell the Company’s products and pay for them,

•	the Company’s ability to retain the Company’s existing customers at the level of sales previously produced,

•	the volume of sales for these customers,

•	the loss of business of one or more primary customers,

•	changes in types of products that the customers purchase in their sales mix,

•	the volume of royalty income paid to the Company by its licensees based upon the terms of each royalty agreement, including the inability to negotiate favorable royalty arrangements and renew current arrangements with certain existing favorable terms,

•	poor or deteriorating economic conditions which would directly impact the ability of the Company’s customers to remain in business and pay for their products on a timely basis,

•	management’s ability to hold the line on any requests for increases in material or labor cost increases, and

•	the ability to collect in full and in a timely manner, amounts due to the Company.

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company is dependent upon the Company’s ability to retain an existing base of customers to sell the Company’s line of products. Loss of customers means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers. Since distribution is broadly based, any loss of a customer directly translates into a reduction in sales volume which can only be replaced by replacing a similar number of representative retail outlets. The inability of the Company’s sales and marketing staff to obtain new distribution outlets translates into a lack of future growth and possibly a setback in sales volumes when loss of current customers occurs. For example, the loss a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the fiscal year that the customer was lost. Attracting a new customer during the course of a fiscal year could have a positive impact or simply replace an account which has been lost. In addition, a customer can decide to make a change in the models that it decides to offer for sale. Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market. The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer. A reduction in sales volume would cause a reduction in profitability. The Company’s failure to retain existing customers, obtain new customers or develop new product lines that customers would choose to offer to consumers could significantly affect the Company’s future profitability. The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than $10 dollars US to $1000 dollars US. The gross margin for each of these models is unique in terms of percentages. The price range of the products also produces a different level of actual dollar contribution per unit. For example a product with a gross margin contribution of 50% might yield a $5.00 contribution for one item, while another item may feature a 30% gross margin which could yield $50.00 dollars. The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages which tends to lower profit contributions. Retail preference for lower priced items can reduce profit margins and contributions. The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins. Some customers sell a limited range of products that yield lower profit margins than others. Most notably, the budget priced headphone segment of the market below $10.00 retail which is distributed through computer stores, office supply stores, and mass market retailers tend to yield the lowest gross margins. An increase in business with these types of accounts, when coupled with a simultaneous reduction in sales to customers with higher gross margins will reduce profit margins and profitability.

POOR ECONOMIC CONDITIONS CAN RESTRICT OR LIMIT PRODUCT PLACEMENT, SALES AND REPLENISHMENT WHICH COULD DECREASE PROFITS

Deteriorating or weak economic conditions, or a forecast for the same, can trigger changes in inventory stocking at retail. This may in turn lead to a reduction in model offerings and to out of stock situations. If a retail customer of the Company does not have adequate stocks of the Company’s products to offer for sale in a retail store, consumers may choose another competitive model instead. Customers operating retail stores anticipate future sales demands and inventory products accordingly. Whenever a general economic slowdown occurs, at both the domestic or foreign level, sales volume levels and re-orders change. These changes directly impact the Company’s sales and profitability. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long the Company may be impacted by these circumstances. The Company’s customers respond to changes in economic conditions and any anticipated changes in economic conditions can therefore restrict product placement, availability, sales, replenishment and ultimately profitability. These conditions exist domestically and internationally.

MANAGEMENT IS SUBJECT TO DECISIONS MADE OUTSIDE ITS CONTROL WHICH COULD DIRECTLY AFFECT FUTURE PROFITABILITY

Retail customers determine which products they will stock for resale. The Company competes with other manufacturers to secure shelf space in retail stores for the Company’s products. During the course of a year changes in the customers management personnel can ultimately lead to changes in the stock assortment offered to consumers. These changes are often arbitrary. The sales and marketing team cannot always overcome such decisions. In addition to changes in personnel within the Company’s customers, it is also possible that a strategic decision can be made by a retail customer to consolidate vendors, or to discontinue certain product categories all together. In these instances the Company’s management team is not able to overcome such decisions. The Company’s management team is also engaged in the effective procurement, assembly, and manufacture of products. The ability to negotiate with suppliers, maintain productivity, and hold the line on cost increases can be subjected to pressures outside the control of management. For example, increases in fuel costs can increase rates in freight. Increases of this nature can seldom be avoided and the Company is not able to pass such increases along to its customers. The Company’s management’s effective control of the manufacturing processes will have a direct impact on the Company’s future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee level, and inventory levels. The Company’s ability to make effective decisions in managing these areas has a direct effect on future profitability.

ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER, BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY NEGATIVELY IMPACTING FUTURE PROFITABILITY

The Company has significant accounts receivable or other amounts due from the Company’s customers or other parties. The accounts receivable balance at the end of the last 4 quarters averaged approximately eight million dollars US. Terms of payment for customers range from cash in advance to net 90 day credit terms. These credit arrangements are negotiated at unspecified and irregular intervals. The largest customers generate the largest receivable balances. If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors. The Company is not immune from such practice in the retail marketplace. From time to time a customer may develop severe operating losses which can trigger a bankruptcy. In these cases, the Company loses most of the outstanding balance due. Occasionally the Company has been current with a customer at the time such an event occurs. The risk is that losing the revenue of the customer in the future after a re-structure, might be more onerous than losing the current outstanding debt. The Company is not immune from making such decisions. In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers. The best example of such a loss was KMART Corporation. The Company lost approximately $500,000 when KMART filed for re-organization. KMART had been current with the Company at the time that KMART filed Chapter 11 bankruptcy. The Company continued to supply KMART during its post petition re-organization and continue to supply the customer profitably today. The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers. The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company operates a small sales office in Switzerland to service the International Export marketplace. The Company is aware of no material risk in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in Mainland China, Taiwan, and South Korea. These independent supplier entities are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions. The Company maintains a finished goods inventory level in the Company’s US facility to mitigate this risk. The approximate level of finished goods inventory is stocked at an average of 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of disaster or suspension of supply could take approximately 120 days. The Company believes that it could restore production of its top ten selling models (which represent 76% of the Company’s sales revenue) within 1 year. The Company is also at risk if trade restrictions are introduced on the Company’s products based upon country of origin. In addition any increase in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits. For example, an additional increase of 5% in duty for a complete fiscal year of purchases would amount to a reduction in pretax profit of approximately $600,000 based upon sales reported in the Company’s 10K for the period ending June 30, 2003.

2003 RESULTS OF OPERATIONS COMPARED WITH 2002

Net sales for 2003 were $33,802,634 compared with $36,571,303 in 2002, a decrease of $2,768,669 or 7.6%. This decline was due to soft retail business through the first and second quarter offset by stronger retail sales in the third quarter. The Company has no direct information relating to consumer demand that would indicate a reason for any reductions in sales. However, general concerns were expressed by several major retailers during this period and as a result models were consolidated, eliminated from the sales mix, or reduced in terms of reorder size.

Gross profit, as a percentage of net sales, was $13,848,039 or 41% in 2003 compared with $14,574,484 or 40% in 2002. The increase in gross profit was due to cost reductions in 2003. The cost reductions were attributable to a reduction of overhead and inventory costs.

Selling, general and administrative expenses for 2003 were $7,737,030 compared with $8,011,829 in 2002, a decrease of $274,799 or 3%. The decrease was a result of the Company experiencing lower selling expenses associated with lower sales for the fiscal year.

Income from operations was $6,111,009 in 2003 compared with $6,562,655 in 2002, a decrease of 7%. Interest income was $12,711 in 2003 compared with $30,445 in 2002, a decrease of 58%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned. Interest expense for 2003 was $14,572 compared with $100,454 in 2002. The decrease in interest expense is due to the Company’s lack of borrowing activity under its unsecured line of credit during the fiscal year.

On May 1, 2003, the Company acquired certain assets of ADDAX Sound Company (“ADDAX”) in exchange for 19,875 shares of common stock of the Company (value on May 1, 2003 of $317,603 based upon a market price of $15.98) plus $100 in cash and assumed certain liabilities of ADDAX.

Royalty income was $755,364 in 2003 compared with $964,297 in 2002, a decrease of 22%. The decrease in royalty income was primarily a result of a reduction of sales by licensees under certain royalty agreements. The following three paragraphs describe generally the Company’s significant royalty agreements.

The Company has a License Agreement with Jiangsu Electronics Industries Limited (“Jiangsu”), a subsidiary of Orient Power Holdings Limited, by way of an assignment of a previously existing License Agreement with Trabelco N.V. Orient Power is based in Hong Kong and has an extensive portfolio of audio and video products. This License Agreement covers the United States, Canada, and Mexico, and has been renewed through December 31, 2004. Pursuant to this License Agreement, Jiangsu has agreed to meet certain minimum royalty amounts each year. The products covered by this License Agreement include various consumer electronics products.

Effective July 1, 1998, the Company entered into a License Agreement and an Addendum thereto with Logitech Electronics Inc. (“Logitech”) of Ontario, Canada whereby the Company licensed to Logitech the right to sell multimedia/computer speakers under the Koss brand name. This License Agreement covers North America and certain countries in South America and Europe, requiring royalty payments by Logitech through June 30, 2008, subject to certain minimum annual royalty amounts.

Effective June 30, 2003, the Company entered into a License Agreement with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name. This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts.

The provision for income taxes was $2,695,101 and $2,869,684 in 2003 and 2002, respectively. The effective tax rate was 39% in 2003 and 38% in 2002.

2002 RESULTS OF OPERATIONS COMPARED WITH 2001

Net sales for 2002 were $36,571,303 compared with $38,609,335 in 2001, a decrease of $2,038,032 or 5.3%. This decline was due to soft retail business through the second and fourth quarter offset by stronger retail sales in the third quarter. The Company has no direct information relating to consumer demand that would indicate a reason for any reductions in sales. However, general concerns were expressed by several major retailers during this period and as a result models were consolidated, eliminated from the sales mix, or reduced in terms of reorder size.

Gross profit was $14,574,484 or 40% in 2002 compared with $15,572,208 or 40% in 2001.

Selling, general and administrative expenses for 2002 were $8,011,829 compared with $8,272,969 in 2001, a decrease of $261,140 or 3%. The decrease was a result of the Company experiencing lower selling expenses associated with lower sales for the fiscal year offset by additional reserves for bad debts of approximately $500,000 for outstanding KMART receivables recorded in the last six months of fiscal 2002.

Income from operations was $6,562,655 in 2002 compared with $7,299,239 in 2001, a decrease of 10%. Interest income was $30,445 in 2002 compared with $85,423 in 2001, a decrease of 64%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned. Interest expense for 2002 was $100,454 compared with $15,465 in 2001. The increase in interest expense is due to the Company’s borrowing activity under its unsecured line of credit during the fiscal year.

Royalty income was $964,297 in 2002 compared with $1,010,026 in 2001, a decrease of 4.5%. The decrease in royalty income was primarily a result of a reduction of sales by licensees under certain royalty agreements.

The provision for income taxes was $2,869,684 and $3,196,080 in 2002 and 2001, respectively. The effective tax rate was 38% in 2002 and 2001.

OFF-BALANCE SHEET FINANCING

The Company has no “off-balance sheet” financing arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has disclosed information pertaining to these items in footnotes 4 and 12 to its consolidated financial statements included in this Form 10-K/A.

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

In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Chairman has turned 70. The Company has a deferred compensation liability of $631,855 recorded as of June 30, 2003, and $737,599 as of June 30, 2002 for this arrangement.

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

All facilities are in good repair and, in the opinion of management, are suitable for the Company’s purposes.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

The Company’s more critical accounting policies include revenue recognition, royalty income and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.

     Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company also offers certain of its customers the right to return products that do not meet the standards agreed with the customer. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company cannot guarantee that they will continue to experience the same return rates that they have in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

The Company provides for certain sales incentives, which include sales rebates. The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. The Company also records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, adjustments may be required in future periods.

Products sold are covered by a lifetime warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase accordingly and result in decreased gross profit.

     Royalty Income

The Company’s net income is significantly affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company’s License Agreements. These agreements require minimum annual royalty payments. The Company currently has three royalty agreements, which expire in 2004, 2008, and 2010, respectively. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company’s results for the period. Based upon the favorable relationships the Company has with the parties under these License Agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.

     Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company values accounts receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on the Company’s consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on the Company’s consolidated financial statements, as the Company is not currently a party to such instruments included in this standard. The Company will adopt this standard in fiscal 2004.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In management’s opinion, the Company does not engage in any material market risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT

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

Oversight of management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that is comprised solely of non-employee directors. The Audit Committee is also responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings. The independent auditors have direct access to the Audit Committee, with or without the presence of management representatives, to discuss the scope and the results of their audit work.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures, as they deem necessary to reach and express an opinion on the fairness of the financial statements.

Consolidated financial statements of the Company at June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 and the notes thereto, and the report of independent auditors thereon are set forth on pages 16 to 28.

Selected unaudited quarterly financial data is as follows:

	Quarter
			Restated		Previously Reported
2003	First	Second	Third	Fourth	Third	Fourth
Net sales	$8,954,978	$7,818,848	$8,264,668	$8,764,140	$8,264,668	$8,764,140
Gross profit	3,530,757	3,190,860	3,514,806	3,611,616	3,514,806	3,611,616
Net income	1,100,778	1,046,137	699,188	1,323,308	990,258	1,384,002
Earnings per common share:
Basic (1)	$.30	$.29	$.19	$.35	$.27	$.37
Diluted (1)	.29	.27	.18	.34	.26	.36

	Quarter
	Restated			Restated	Previously Reported
2002	First	Second	Third	Fourth	First	Fourth
Net sales	$8,951,411	$9,751,397	$8,203,325	$9,665,170	$8,951,411	$9,665,170
Gross profit	3,451,891	3,899,847	3,443,626	3,779,120	3,451,891	3,779,120
Net income	871,298	1,154,200	1,242,839	1,318,922	1,030,874	1,613,430
Earnings per common share:
Basic (1)	$.23	$.31	$.34	$.36	$.27	$.44
Diluted (1)	.21	.30	.32	.34	.25	.42

(1)	Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls. The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Information As To Nominees”, “ELECTION OF DIRECTORS – Beneficial Ownership of Company Securities” and the “ELECTION OF DIRECTORS — Executive Officers” contained in the Koss Corporation Proxy Statement for its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), which 2003 Proxy Statement was filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

The Company’s executive officers are paid base salaries commensurate with their responsibilities, after comparison with base salaries of executive officers of other light assembly or manufacturing companies taken from data in an annual national survey.

Executive officers are also eligible for annual bonuses based upon individual performance and overall Company performance and profitability. Factors relevant to determining such bonuses include attainment of corporate revenue and earnings goals and the development of new accounts. The Company’s Chairman is eligible to receive a bonus calculated as a percentage of the Company’s earnings before interest and taxes. The Company’s Vice President-Sales is entitled to receive a bonus based upon increases in sales over the prior year, and a bonus for obtaining new accounts from a predetermined list of potential new accounts and for adding new product lines to current accounts. The Company’s Vice President — Europe is entitled to receive a bonus based upon the Company’s sales in export markets. The Company’s Vice President Bi-Audio division is entitled to receive a bonus based upon Company sales of communications products.

The Compensation Committee annually reviews and determines the compensation of the Chief Executive Officer. The CEO’s salary is based on his experience, responsibilities, historical salary levels for himself/herself and other executive officers of the Company, and the salaries of Chief Executive Officers of other light assembly or manufacturing companies.

The CEO’s cash bonus is strictly based upon a quantitative measure of performance. If the CEO does not achieve profitability, the cash bonus is not paid. The CEO is eligible to receive a bonus calculated as a fixed percentage of the Company’s earnings before interest and taxes. The CEO also participates in the Company’s Flexible Incentive Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “ELECTION OF DIRECTORS — Related Transactions” sections of the 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information relating to the principle accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS” section of the 2003 proxy statement.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of Koss Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 12 present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company has restated its consolidated financial statements to reflect a change in its accounting for stock repurchased from employees.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 11, 2003, except as to the restatement discussed in Note 14, for which the date is February 13, 2004

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Restated – Note 14)

Year Ended June 30,	2003	2002	2001

Net sales	$33,802,634	$36,571,303	$38,609,335
Cost of goods sold	19,954,595	21,996,819	23,037,127

Gross profit	13,848,039	14,574,484	15,572,208
Selling, general, and administrative expense	7,737,030	8,011,829	8,272,969

Income from operations	6,111,009	6,562,655	7,299,239
Other income (expense):
Royalty income	755,364	964,297	1,010,026
Interest income	12,711	30,445	85,423
Interest expense	(14,572)	(100,454)	(15,465)

Income before income taxes	6,864,512	7,456,943	8,379,223
Provision for income taxes (note 6)	2,695,101	2,869,684	3,196,080

Net income	$4,169,411	$4,587,259	$5,183,143

Earnings per common share:
Basic	$1.14	$1.24	$1.23
Diluted	$1.08	$1.17	$1.16

Dividends per common share	$0.52	$0.485	None

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS (Restated – Note 14)

As of June 30,	2003	2002

ASSETS
Current Assets:
Cash	$1,557,104	$1,052,364
Accounts receivable, less allowances of $975,689 and $801,055, respectively (note 13)	8,695,553	8,371,187
Inventories	7,333,772	6,380,212
Income taxes receivable	181,871	—
Prepaid expenses	646,410	600,928
Deferred income taxes (note 6)	593,973	714,973

Total current assets	19,008,683	17,119,664

Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,146,787	1,104,954
Machinery, equipment, furniture, and fixtures	4,862,961	5,152,552
Tools, dies, molds, and patterns	10,033,239	9,513,252

	16,042,987	15,770,758
Less—accumulated depreciation	14,119,170	13,992,703

	1,923,817	1,778,055
Deferred Income Taxes (note 6)	609,135	512,135
Other Assets	2,245,183	1,235,299

	$23,786,818	$20,645,153

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$2,793,550	$1,854,316
Accrued liabilities (note 8)	1,499,043	1,587,551
Dividends payable	488,856	440,466
Income taxes payable	—	480,668

Total current liabilities	4,781,449	4,363,001

Contingently Redeemable Equity Interest (note 5)	1,490,000	1,490,000

Deferred Compensation	1,014,167	1,056,618

Commitments and Contingencies (note 12)
Stockholders’ Investment (note 5):
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,760,429 and 3,670,554 shares, respectively	18,802	18,353
Contingently redeemable common stock	(1,490,000)	(1,490,000)
Retained earnings	17,972,400	15,207,181

Total stockholders’ investment	16,501,202	13,735,534

	$23,786,818	$20,645,153

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated – Note 14)

Year Ended June 30,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,169,411	$4,587,259	$5,183,143
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	198,846	552,000	52,238
Depreciation and amortization	584,761	576,892	600,819
Deferred income taxes	24,000	(329,000)	229,000
Deferred compensation	(105,744)	(277,791)	115,080
Other	—	—	(61,001)
Net changes in operating assets and liabilities (note 9)	(2,074,658)	1,948,805	1,977,724

Net cash provided by operating activities	2,796,616	7,058,165	8,097,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ADDAX, net of cash acquired	8,648	—	—
Acquisition of equipment and leasehold improvements	(627,567)	(664,319)	(814,851)

Net cash used in investing activities	(618,919)	(664,319)	(814,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement	—	(6,786,500)	—
Borrowings under line of credit agreement	—	6,786,500	—
Dividends paid	(1,866,782)	(1,338,424)	—
Purchase of common stock	(340,000)	(4,320,636)	(10,442,398)
Exercise of stock options	533,825	135,900	177,523

Net cash used in financing activities	(1,672,957)	(5,523,160)	(10,264,875)

Net increase (decrease) in cash	504,740	870,686	(2,982,723)
Cash at beginning of year	1,052,364	181,678	3,164,401

Cash at end of year	$1,557,104	$1,052,364	$181,678

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (Restated – Note 14)

	Common Stock
			Retained
	Shares	Amount	Earnings

Balance, June 30, 2000	4,698,738	$23,494	$21,960,139
Net income	—	—	5,183,143
Purchase and retirement of treasury stock	(859,482)	(4,297)	(10,438,101)
Exercise of stock options	47,500	237	172,953
Other	—	—	(295,667)

Balance, June 30, 2001	3,886,756	19,434	16,582,467
Net income	—	—	4,587,259
Dividends declared	—	—	(1,778,890)
Exercise of stock options	22,500	113	135,787
Purchase and retirement of treasury stock	(238,702)	(1,194)	(4,319,442)

Balance, June 30, 2002	3,670,554	18,353	15,207,181
Net income	—	—	4,169,411
Dividends declared	—	—	(1,915,172)
Common stock issued in conjunction with the acquisition of ADDAX	19,875	99	317,504
Exercise of stock options	90,000	450	533,376
Purchase and retirement of treasury stock	(20,000)	(100)	(339,900)

Balance, June 30, 2003	3,760,429	$18,802	$17,972,400

     The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges and national retailers under the “Koss” name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 16% and 11% of the Company’s accounts receivable at June 30, 2003 and 2002, respectively, were foreign receivables.

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION—Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are generally satisfied upon shipment of the Company’s products. The Company may offer slotting fees, cooperative advertising programs and sales discounts from time to time and the estimated costs for these items are accrued for at the time revenue is recognized. These amounts are recorded as a reduction to sales.

ROYALTY INCOME—The Company recognizes royalty income when earned under terms of license agreements, which expire in 2004, 2008, and 2010. These agreements require minimum annual royalty payments. Royalty income owed to the Company is calculated by the licensee and then verified by the Company. Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum annual royalty payments, as set forth in the Company’s license agreements. Royalty income is booked monthly, on an accrual basis. When the royalty payments are received each quarter, the Company then reduces the accounts receivable accordingly.

INVENTORIES—Substantially all of the Company’s inventories are valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,009,586 and $787,361 higher than reported at June 30, 2003 and 2002, respectively. The Company did not maintain any work-in-process inventories at June 30, 2003 and June 30, 2002.

The components of inventories at June 30 are as follows:

	2003	2002	2001
Raw Materials	$2,661,131	$2,033,836	$2,516,999
Finished goods	$4,672,641	$4,346,376	$5,979,011
Total	$7,333,772	$6,380,212	$8,496,010

EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

Leasehold improvements	10-15 years
Machinery, equipment,
furniture, and fixtures	3-10 years
Tools, dies, molds,
and patterns	4-5 years

RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $134,000 in 2003, $114,000 in 2002 and $89,000 in 2001.

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS—Cash, accounts receivable and accounts payable recorded in the consolidated balance sheets approximate fair value based on the short maturity of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS—During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as it is not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as it is not currently a party to such instruments included in this standard. The Company will adopt this standard in fiscal 2004.

RECLASSIFICATIONS—Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

STOCK-BASED COMPENSATION— At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended June 30,	2003	2002	2001
Net income, as reported	$4,169,411	$4,587,259	$5,183,143
Add: Total stock-based employee compensation recorded	351,764	454,084	504,378
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	447,679	382,696	278,113

Pro forma net income	$4,073,496	$4,658,647	$5,409,408

Earnings per share:
Basic-as reported	$1.14	$1.24	$1.23
Basic-pro forma	$1.11	$1.26	$1.29
Diluted-as reported	$1.08	$1.17	$1.16
Diluted-pro forma	$1.06	$1.19	$1.22

2.     ADDAX ACQUISITION

On May 1, 2003, the Company acquired certain assets and assumed certain liabilities of ADDAX Sound Company (“ADDAX”). The results of ADDAX’s operations have been included in the consolidated financial statements since that date. ADDAX is a provider of hands-free communications devices, including proprietary headsets and off-the-body communications systems. As a result of the acquisition, the Company expects to increase its revenue in these markets.

The aggregate purchase price was $1,470,220, including $100 of cash, common stock valued at $317,603, and liabilities assumed of $1,152,517. The value of the 19,875 common shares issued was determined based on the average market price of Koss’ common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$8,748
Accounts receivable	374,300
Inventories	99,374
Equipment	88,696
Intangible assets	899,102

Total assets acquired	1,470,220
Total liabilities assumed	(1,152,517)

Net assets acquired	$317,703

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

4.     CREDIT FACILITY

The Company amended its existing credit facility in July 2002, extending the maturity date of the unsecured line of credit to November 1, 2003. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2003 or 2002.

5.     STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan’s existence. Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders. Options generally vest over a four year period, with a maximum term of five to ten years.

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price

Shares under option at June 30, 2000	495,000	$2.66-$7.40	$5.85
Granted	160,000	$16.76-$18.43	$17.80
Exercised	(47,500)	$2.66-$6.73	$4.73
Settled	(65,000)	$2.66-$6.73	$4.73

Shares under option at June 30, 2001	542,500	$5.10-$18.43	$9.61
Granted	150,000	$16.80-$18.48	$17.92
Exercised	(22,500)	$5.37-$6.75	$5.74
Settled	(62,500)	$5.11-$6.75	$5.74

Shares under option at June 30, 2002	607,500	$5.10-$18.48	$12.20
Granted	180,000	$15.75-$17.32	$16.62
Exercised	(90,000)	$5.38-$6.73	$5.97
Settled	(47,500)	$5.38-$6.73	$5.97

Shares under option at June 30, 2003	650,000	$5.10-$18.48	$14.75

	160,000	$5.10-$7.40	$6.62
	490,000	$15.75-$18.48	$17.75
Options exercisable at June 30, 2003	247,500	$5.10-$18.48	$11.88

	130,000	$5.10-$7.40	$6.45
	117,500	$15.75-$18.48	$17.92

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

For the pro forma information disclosed in Note 1, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected stock price volatility	43.40%	46.96%	50.41%
Risk free interest rate	2.84%	4.61%	4.97%
Expected dividend yield	3.30%	2.87%	—
Expected life of options	5.33 years	5.00 years	5.13 years

The Company has an agreement with its Chairman to repurchase common stock from his estate (only upon the election of the estate) in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be purchased shall be sufficient to provide proceeds, which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at a prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

6.     INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.

The provision for income taxes in 2003, 2002, and 2001 consists of the following:

Year Ended June 30,	2003	2002	2001

Current:
Federal	$2,170,101	$2,621,684	$2,394,080
State	501,000	577,000	573,000
Deferred	24,000	(329,000)	229,000

	$2,695,101	$2,869,684	$3,196,080

The 2003, 2002, and 2001 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2003	2002	2001

Federal income tax at statutory rate	$2,333,934	$2,535,361	$2,848,935
State income taxes, net of federal tax benefit	331,000	381,000	378,000
Other	30,167	(46,677)	(30,855)

Total provision for income taxes	$2,695,101	$2,869,684	$3,196,080

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2003	2002

Deferred Income Tax Assets:
Deferred compensation	$243,000	$282,000
Accrued expenses and reserves	813,000	868,000
Package design and trademarks	231,000	244,000
Other	2,000	9,000

	1,289,000	1,403,000
Deferred Income Tax Liabilities:
Royalties receivable/deferred	(82,000)	(174,000)
Equipment and leasehold improvements	(4,000)	(2,000)

Net deferred income tax asset	$1,203,000	$1,227,000

7.     INTANGIBLE ASSETS

Net intangible assets, acquired in 2003, of $884,117 are included in other assets within the accompanying consolidated balance sheet. Amortization expense related to such intangible assets was $14,985 in 2003. Amortization expense for the next five years is expected to approximate $90,000 annually. The components of net intangible assets at June 30, 2003 are as follows:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount

Technology patents	$710,291	$(11,838)	$698,453
Customer relationships	188,811	(3,147)	185,664

Total	$899,102	$(14,985)	$884,117

8.     ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2003	2002

Employee compensation	$341,095	$407,367
Cooperative advertising and promotion allowances	734,358	747,777
Payroll taxes and other employee benefits	171,537	189,342
Other	252,053	243,065

	$1,499,043	$1,587,551

9.     ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2003	2002	2001

Accounts receivable	$(153,589)	$(676,142)	$(71,098)
Inventories	(854,186)	2,115,798	918,026
Prepaid expenses	(45,482)	(6,967)	(31,933)
Income taxes	(662,538)	696,108	(558,039)
Other assets	(57,072)	(7,704)	(170,377)
Accounts payable	939,234	(208,160)	1,491,909
Accrued liabilities	(1,241,025)	35,872	399,236

Net change	$(2,074,658)	$1,948,805	$1,977,724

	2003	2002	2001

Net cash paid during the year for:
Interest	$14,572	$100,454	$15,465
Income taxes	$3,332,091	$2,502,576	$3,675,119

10.     EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $49,000 in 2003, $74,000 in 2002, and $94,000 in 2001.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2003, 2002 and 2001, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation. Vesting of Company contributions occurs immediately. Company contributions were approximately $281,000, $211,000 and $217,000 during the years ended June 30, 2003, 2002, and 2001, respectively.

11.     INDUSTRY SEGMENT INFORMATION, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.

The Company’s export sales amounted to $4,205,683 during 2003, $4,037,739 during 2002, and $3,575,201 during 2001.

Sales during 2003, 2002, and 2001 to the Company’s five largest customers represented approximately 50%, 47%, and 51% of the Company’s net sales, respectively. These customers generally are large, national retailers.

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

13.     SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for the years ended June 30, 2003, 2002, and 2001 are summarized as follows:

Year	Balance at Beginning	Charges Against/		Balance at End of
Ending	Of Period	(Credits To) Income	Deductions*	Period

2003	$801,055	$198,846	$24,212	$975,689
2002	$301,252	$552,000	$52,197	$801,055
2001	$252,194	$52,238	$3,180	$301,252

*Represents charges against the allowance, net of recoveries.

Advertising costs included within selling, general, and administrative expenses in the accompanying statements of income were $97,000 in 2003, $50,000 in 2002, and $0 in 2001. Such costs are expensed as incurred.

14.	RESTATEMENT OF FINANCIAL STATEMENTS FOR CHANGE OF TREASURY STOCK TREATMENT OF REPURCHASED EMPLOYEE SHARES

     Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2003, the Company concluded that certain repurchases of common stock from employees previously accounted for as treasury stock transactions should instead have been accounted for as employee compensation expense, pursuant to FASB Financial Interpretation 44: Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25. As a result, the Company has restated its consolidated financial statements to increase employee compensation expense by $576,663, $744,400 and $826,850 for 2003, 2002 and 2001, respectively. The effect of the restatement as described above and related income tax effect is as follows:

	2003	2002	2001
Net Income – Previously Reported	$4,521,175	$5,041,343	$5,687,521
Net Income – Restated	4,169,411	4,587,259	5,183,143
Earnings per Common Share
Basic – Previously Reported	$1.23	$1.36	$1.35
Basic – Restated	1.14	1.24	1.23
Diluted – Previously Reported	1.18	1.28	1.28
Diluted – Restated	1.08	1.17	1.16

The effect of the restatement was not material to the consolidated balance sheets as of June 30, 2003 and 2002 or the statements of cash flows for each of the three years in the period ended June 30, 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995(the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-K/A, the words “anticipates,” “believes,” or “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K/A, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K/A, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: 3/10/04

Michael J. Koss,
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: 3/10/04

Sujata Sachdeva,
Vice President - Finance
Principal Accounting Officer
Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Koss	/s/ Michael J. Koss

John C. Koss, Director	Michael J. Koss, Director
Dated: 3/10/04	Dated: 3/10/04

/s/ Martin F. Stein	/s/ John J. Stollenwerk

Martin F. Stein, Director	John J. Stollenwerk, Director
Dated: 3/10/04	Dated: 3/10/04

/s/ Thomas L. Doerr	/s/ Lawrence S. Mattson

Thomas L. Doerr, Director	Lawrence S. Mattson, Director
Dated: 3/10/04	Dated: 3/10/04

The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND SENIOR MANAGEMENT

John C. Koss
Chairman of the Board

Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer
Chief Financial Officer

John C. Koss, Jr.
Vice President-Sales

Sujata Sachdeva
Vice President-Finance/Secretary

Jill McCurdy
Vice President-Product Development

Lenore Lillie
Vice President-Operations

Cheryl Mike
Vice President-Human Resources/Customer Relations

Chris Gantz
Vice President – Communication Products

Declan Hanley
Vice President-International Sales

ANNUAL MEETING

September 23, 2003 — 9:00a.m.
Milwaukee River Hilton Inn
4700 N. Port Washington Rd.
Milwaukee, WI 53212

INDEPENDENT AUDITORS

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin

LEGAL COUNSEL

General Counsel
Hughes & Luce, L.L.P.
Dallas, Texas

DIRECTORS

John C. Koss
Chairman of the Board
Koss Corporation

Thomas L. Doerr
President
Doerr Corporation

Michael J. Koss
Vice Chairman, President
C.E.O. C.O.O., C.F.O.
Koss Corporation

Lawrence S. Mattson
Retired President
Oster Company

Martin F. Stein
Chairman
Eyecare One Inc.

John J. Stollenwerk
President
Allen-Edmonds Shoe Corporation

TRANSFER AGENT

Questions regarding change of address,
stock transfer, lost certificate, or
Information on a particular account
should be directed in writing to:

American Stock Transfer
& Trust Company
59 Maiden Lane
New York, NY 10038

16800 West Greenfield Avenue
Brookfield, WI 53005
Attn: Barbara Bahr
Shareholders Toll-free: 1-800-937-5449

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference

3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C . Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(26)

10.27	Amendment to Lease	(27)

10.28	Partial Assignment, Termination and Modification of Lease	(28)

10.29	Restated Lease	(29)

21	List of Subsidiaries of Koss Corporation	(30)

23	Consent of PricewaterhouseCoopers LLP	(31)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference

31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)	(31)

32	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350	(31)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295)

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from the sole Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(31)	Filed herewith