Form 10-Q
period 2004-03-31
KOSS CORP
filed 2004-05-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin 53212

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(414) 964-5000

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

YES  ☐          NO  ☒

At March 31, 2004, there were 3,767,929 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash	$1,293,768	$1,557,104
Accounts receivable	9,255,081	8,695,553
Inventories	8,610,684	7,333,772
Income taxes receivable	—	181,871
Other current assets	982,454	1,240,383

Total current assets	20,141,987	19,008,683
Property and equipment, net	2,163,509	1,923,817
Other assets	2,843,320	2,854,318

	$25,148,816	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,327,024	$2,793,550
Accrued liabilities	1,806,236	1,499,043
Income taxes payable	99,285	—
Dividends payable	489,831	488,856

Total current liabilities	4,722,376	4,781,449
Deferred compensation	1,069,156	1,014,167
Contingently redeemable equity interest	2,500,000	1,490,000
Stockholders’ investment	16,857,284	16,501,202

	$25,148,816	$23,786,818

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2004	2003	2004	2003
Net sales	$10,547,180	$8,264,668	$29,551,443	$25,038,494
Cost of goods sold	6,299,669	4,749,862	18,064,287	14,802,071

Gross profit	4,247,511	3,514,806	11,487,156	10,236,423
Selling, general and administrative expense	2,533,181	2,412,662	6,535,030	6,026,457

Income from operations	1,714,330	1,102,144	4,952,126	4,209,966
Other income (expense)
Royalty income	183,750	34,015	761,442	452,736
Interest income	1,711	1,851	6,832	8,632
Interest expense	—	—	(960)	(11,290)

Income before income tax provision	1,899,791	1,138,010	5,719,440	4,660,044
Provision for income taxes	741,975	438,822	2,245,644	1,813,941

Net income	$1,157,816	$699,188	$3,473,796	$2,846,103

Earnings per common share:
Basic	$0.31	$0.19	$0.92	$0.78
Diluted	$0.29	$0.18	$0.88	$0.74

Dividends per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,473,796	$2,846,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(542,629)	412,583
Deferred compensation	(54,989)	(26,436)
Net changes in operating assets and Liabilities	(1,520,473)	(505,174)

Net cash provided by operating Activities	2,550,941	2,727,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(760,657)	(569,663)

Net cash used in investing activities	(760,657)	(569,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,469,493)	(1,392,210)
Purchase of common stock	(893,315)	(1,041,000)
Exercise of stock options	309,188	223,838

Net cash used in financing Activities	(2,053,620)	(2,209,372)

Net decrease in cash	(263,336)	(51,959)
Cash at beginning of period	1,557,104	1,052,364

Cash at end of period	$1,293,768	$1,000,405

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
March 31, 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2004 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2003 Annual Report on Form 10-K/A.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2004 and 2003 were 3,767,615 and 3,625,431, respectively. For the nine months ended March 31, 2004 and 2003, weighted average number of common shares outstanding were 3,767,212 and 3,650,805, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 223,235 and 197,761 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended March 31, 2004 and 2003, respectively. Common stock equivalents of 220,704 and 185,781 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the nine months ended March 31, 2004 and 2003, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	March 31, 2004	June 30, 2003
Raw materials	$3,105,257	$3,039,272
Work in process	58,015	—
Finished goods	6,456,998	5,304,086

	9,620,270	8,343,358
LIFO reserve	(1,009,586)	(1,009,586)

	$8,610,684	$7,333,772

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman to repurchase stock from his estate (only upon the election of the estate) in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company is obligated to pay in cash 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2004, $2,500,000 has been classified as a Contingently Redeemable Equity Interest reflecting the estimated obligation in the event of execution of the agreement.

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company has recorded a liability for the repurchase obligation relating to mandatorily redeemable stock. See Note 4 – Stock Purchase Agreement.

6.	DIVIDENDS DECLARED

On March 16, 2004, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on March 31, 2004 to be paid April 15, 2004. Such dividend payable has been recorded at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2004 amounted to $2,550,941. This was primarily a result of net income for the period offset by changes in operating assets and liabilities, primarily related to decreases in accounts receivable and accounts payable.

Capital expenditures for new property and equipment (including production tooling) were $760,657 for the nine months ending March 31, 2004. Budgeted capital expenditures for the fiscal year ending June 30, 2004 are $1,573,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $16,857,284 at March 31, 2004, from $16,501,202 at June 30, 2003. The increase reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends paid, and a reclassification of contingency redeemable equity interest.

The Company amended its existing credit facility in October 2003, extending the maturity date of the unsecured line of credit to November 1, 2004. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0. The tangible net worth of the Company must not fall below $10.0 million at any time. The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0. The current ratio of the Company, which is the ration of its current assets to its current liabilities, must exceed 2.50 to 1.0.

The Company has been and is well within these requirements. However, if the Company at some point in the future fails to meet the financial covenants, the lender may accelerate the debt and allow creditors to foreclose on the assets.

The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2004 or June 30, 2003.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically have approved increases in the stock repurchase program. The most recent increase was for an additional $1,000,000 in July 2004, for a maximum of $38,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the nine month period ended March 31, 2004, the Company purchased 45,645 shares of its common stock at a net price of $13.74 per share, for a total net purchase price of $627,140. The Company will continue to repurchase its shares from the open market when the Board of Directors determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when Company stock is used in order to make acquisitions (as in the case of Bi-Audio).

The Company has no immediate plans to make another acquisition at this time. As of the date hereof, the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,485,546 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through March 31, 2004, the Company has purchased a total of 4,969,825 shares for a total gross purchase price of $40,671,360, (representing an average gross purchase price of $8.19 per share) and a total net purchase price of $36,030,060 (representing an average net purchase price of $7.25 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the nine months ended March 31, 2004, the ESOP purchased 3,633 shares of the Company’s stock.

Results of Operations

Net sales for the third quarter ended March 31, 2004 rose to $10,547,180 from $8,264,668 for the same period in 2003. Net sales for the nine months ended March 31, 2004 were up 18% at $29,551,443 compared with $25,038,494 during the nine months ended March 31, 2003. The increase is due to sales increases in Europe and to the Company’s largest U.S. accounts.

Gross profit as a percent of net sales was 40% for the quarter ended March 31, 2004, compared to 42% for the same period in the prior year. For the nine month period ended March 31, 2004, the gross profit percentage was 39% compared to 41% for the same period in 2003. The decrease is primarily due to a change in product mix.

Selling, general and administrative expenses for the quarter ended March 31, 2004 were $2,533,181 or 24% of net sales, compared to $2,412,662 or 29% of net sales for the same period in 2003. For the nine month period ended March 31 2004, these expenses were $6,535,030 or 22% of net sales, compared to $6,026,457 or 24% of net sales for the same period in 2003.

For the third quarter ended March 31, 2004, income from operations was $1,714,330 versus $1,102,144 for the same period in the prior year. Income from operations for the nine months ended March 31, 2004 was $4,952,126 as compared to $4,209,966 for the same period in 2003.

Effective July 1, 1998, the Company entered into a License Agreement and an Addendum thereto with Logitech Electronics Inc. of Ontario, Canada, whereby the Company licensed to Logitech the right to sell multimedia/computer speakers under the Koss brand name. This License Agreement covers North America and certain countries in South America and Europe, requiring royalty payments by Logitech through June 30, 2008, subject to certain minimum annual royalty amounts.

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

Royalty income for the quarter ended March 31, 2004 was $183,750, compared to $34,015 for the quarter ended March 31, 2003. For the nine month period ended March 31, 2004, royalty income was $761,442 compared to $452,736 for the period ending March 31, 2003. The increase in royalty income was due to increased sales by Jiangsu Electronics.

Interest income for the quarter ended March 31, 2004 was $1,711 as compared to $1,851 for the same quarter in 2003. For the nine month period ended March 31, 2004 interest income was $6,832, compared to $8,632 for the nine month period ended March 31, 2003. The decrease in interest income in 2004 is a result of lower levels of invested excess cash.

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company has recorded a liability for the repurchase obligation relating to mandatorily redeemable stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed on page 8 of this Form 10-Q.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures effectively ensure that the information required to be discussed in the reports the Company files with the SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the period covered by this report, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of their evaluation.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”)

(Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits Filed

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

On January 14, 2004, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Items 7, 9 and 12 of Form 8-K.

On February 18, 2004, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Items 7, 9, and 12 of Form 8-K.

On March 22, 2004, the Company filed a Current Report on Form 8-K to report a change in the Company’s certifying accountant. The matter was reported under Items 4 and 7 of Form 8-K.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

Date: May 17, 2004	/s/ Michael J. Koss

Michael J. Koss
Vice Chairman, President, Chief Executive Officer, Chief Financial Officer

Date: May 17, 2004	/s/ Sue Sachdeva

Sue Sachdeva
Vice President—Finance Secretary

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995.	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999.	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999.	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997.	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001.	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease.	(28)

10.29	Partial Assignment, Termination and Modification of Lease	(29)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.30	Restated Lease	(30)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)