Form 10-K
period 2004-06-30
KOSS CORP
filed 2004-09-30
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	391168275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212

(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.005 par value (voting)

(Title of class)

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2). YES [  ] NO [X]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 2, 2004 was approximately $20,356,564 (based on the $23.00 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on August 2, 2004). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on August 2, 2004 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

          On August 2, 2004, 3,769,775 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference information from Koss Corporation’s Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Report.

PART I

Item 1. BUSINESS.

GENERAL

As used herein, the term “Company” means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires. The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products. During the 2003 fiscal year, the Company acquired certain assets of ADDAX Sound Company. See Part II, Item 7 – “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.

The Company does not report its finances by segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories. The percentage of total revenues related to this central business line over the past three fiscal years was:

	2004	2003	2002
Stereophones	100%	100%	97%

The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label. The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

In May of 2003, the Company purchased the assets of ADDAX Sound, a company that specializes in the development of communications headsets. ADDAX is principally a design and source operation utilizing contract manufacturers in Asia. The assets of ADDAX included inventory, receivables, tooling, furniture and fixtures as well as patents on designs for telecommunications products.

ADDAX has been renamed Bi Audio and services the public safety market through distributors. Bi Audio develops and sells headsets and microphones for communication via two-way radio by police, fire, and security personnel. Bi Audio also sells a line of telephone headsets for the small office and home office as well as for the call center industry. These products are developed on an original equipment manufacturer (OEM) basis and are sold to other companies for distribution at retail or direct to consumers.

Bi Audio also markets headsets to be used with cellular telephones and cordless home telephones. These products are developed on an OEM basis for sale to other companies who redistribute the products through retail channels or direct to consumers.

The Bi Audio category of products represents less than 5% of the Company’s total revenue and is further split into products for three categories Public Safety, Call Center, and Cellular telephone.

Ninety five percent of the Company’s products are stereo headphones for listening to music. The products are not significantly differentiated by channel or application with the exception of products sold to school systems, which sometimes include a microphone. Sales in this channel represent less than 5 % of the Company’s revenue. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective. Therefore any remaining classification of the business would be by distribution channel. Consumers purchase more than 95% of the Koss stereophone range of product through some form of retail channel or reseller.

The Company maintains a sales office in Switzerland. The Company sells its products to independent distributors in countries outside the United States, (see Foreign Sales section below) including Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico. The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts. During the last three fiscal years, foreign sales of all Koss products, including the products of Bi Audio (since its acquisition), were as follows:

	2004	2003	2002
Percentage of Revenue Derived from the Export of Koss Products	15.7%	12.5%	11.1%

Management believes that it has sources of raw materials that are adequate for its needs.

No employment or compensation agreement exists between the Company and its dealers. The Company has two independent manufacturer’s representatives for distribution. The Company typically signs one year contracts with these manufacturer’s representatives. These agreements are seldom renewed in writing.

The Company recently entered into a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena. The sales from these agreements account for approximately 8% of the Company’s total revenue in 2004. The automotive representative is paid 5% for all business in this area until 2005, 4% until 2006, 3% until 2007, and 2% thereafter.

Any remaining agreements with distributors, past or present, pertain to geographic countries without compensation attached. The Company has the right to terminate these agreements with foreign distributors at will.

INTELLECTUAL PROPERTY

John Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia. The Company currently has 233 trademarks registered in 75 countries around the world and patents in 25 countries. The Company has trademarks to protect the brand name Koss and its logotype on its products. These trademarks are maintained throughout the countries in which the Company sells its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have been historically higher during the holiday season, stereophones have also seen increased interest as gift items over the years. Management of the Company is of the opinion that its business and industry segment are no longer seasonal as evidenced by the fact that 45% of sales occurred in the first six months of the fiscal year ended June 30, 2004, and 55% of sales occurred in the latter six months of that fiscal year. Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products. Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion. For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company’s current backlog of orders is not material in relation to annual net sales and was not material in relation to net sales during fiscal 2004.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company markets its products to approximately 2,000 customers worldwide. During 2004, the Company’s sales to its largest single customer, Wal-Mart Stores Inc., were approximately 19% of total gross sales. The Company is dependent upon its ability to retain an existing base of customers to sell the Company’s line of products. Loss of customers means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers. Since distribution is broadly based, any loss of a customer directly translates into a reduction in sales volume which can only be replaced by replacing a similar number of representative retail outlets. For example, the loss of a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the fiscal year that the customer was lost. Attracting a new customer during the course of a fiscal year could have a positive impact or simply replace an account which had previously been lost. In addition, a customer can decide to make a change in the models that it decides to offer for sale. Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market. The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer. A reduction in sales volume would cause a reduction in profitability.

Management believes that any loss of Wal-Mart’s revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income. The five largest customers of the Company (including Wal-Mart) accounted for approximately 43% of total sales in 2004.

COMPETITION

The Company has a single focus on the headphone industry. The recent acquisition of ADDAX, now Bi Audio, continues to emphasize the Company’s interest in all categories of headsets, headphones, and stereophones. In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company. The Company provides a single product focus to its customers that is unique in the marketplace. The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of positive after sales customer service, is the extent to which the Company will be considered competitive. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $125,000 during fiscal 2004 as compared with $134,000 during fiscal 2003 and $114,000 during fiscal 2002. These activities were conducted by both Company personnel and outside consultants.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal 2004, 2003 and 2002, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.

EMPLOYEES

As of June 30, 2004, the Company employed 111 people. The Company also utilizes temporary personnel to meet seasonal production demands.

FOREIGN SALES

International markets are serviced through manufacturer’s representatives or independent distributors with product produced in the United States. The countries are too numerous to mention here but include countries in the following regions: Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico. The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts.

In the opinion of management, the Company’s competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market. The Company does note however, that the governments of foreign nations may elect to erect barriers to trade on imports. The creation of such barriers would reduce the Company’s revenue and profit. In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and cause customers to purchase lower-priced, less profitable products. For further information, see Part II, Item 7 and Note 11 to the consolidated financial statements accompanying this Form 10-K.

The Company operates a small sales office in Switzerland to service the international export marketplace. The Company is aware of no material risks in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea. These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions. The Company maintains finished goods inventory in its US facility to mitigate this risk. The approximate level of finished goods inventory is stocked at an average of 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days. The Company believes that it could restore production of its top twelve selling models (which represent 75% of the Company’s sales revenue) within 1 year. The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin. In addition, any increase in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.

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

Item 3. LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither the Company nor its subsidiaries are subject to any material legal proceedings in management’s opinion.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS. There were approximately 804 record holders of the Company’s common stock as of August 2, 2004. This number does not include individual participants in security position listings. The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends paid are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2002	$17.51	$16.00	$0.130
December 31, 2002	$18.99	$15.36	$0.130
March 31, 2003	$21.66	$17.01	$0.130
June 30, 2003	$20.25	$14.81	$0.130
September 30, 2003	$20.50	$17.50	$0.130
December 31, 2003	$20.70	$16.25	$0.130
March 31, 2004	$26.50	$19.50	$0.130
June 30, 2004	$26.00	$20.38	$0.130

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2001 and has paid a dividend for each quarter since, including the last fiscal quarter ending June 30, 2004. On June 30, 2004, the Company announced its quarterly dividend of $0.13. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly. The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

See Part III, Item 12 for information relating to the Company’s equity compensation plan information.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of	Average	Total Number of Shares	Approximate Dollar Value
	Shares	Price Paid	Purchased as Part of Publicly	of Shares Available under
Period (2004)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1-April 30	—	—	—	$2,485,546
May 1-May 31	5,000	$22.10	5,000	$2,375,046
June 1-June 30	—	—	—	$2,375,046

(1) In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $1,000,000, which occurred in July of 2003, for an aggregate maximum of $38,500,000.

Item 6. SELECTED FINANCIAL DATA.

	June 30, 2004	June 30, 2003	June 30, 2002
Net sales	$40,493,211	$33,802,634	$36,571,303
Income before cumulative effect of accounting change	$5,448,147	$4,169,411	$4,587,259
Net income	$5,372,272	$4,169,411	$4,587,259
Basic earnings per common share:
Before cumulative effect of accounting change	$1.45	$1.14	$1.24
Accounting change	$(0.02)	—	—

Basic earnings per common share	$1.43	$1.14	$1.24
Diluted earnings per common share:
Before cumulative effect of accounting change	$1.39	$1.08	$1.17
Accounting change	$(0.02)	—	—

Diluted earnings per common share	$1.37	$1.08	$1.17
Total assets	$25,679,556	$23,786,818	$20,645,153
Contingently redeemable common stock	—	$1,490,000	$1,490,000
Cash dividends per common share	$0.52	$0.52	$0.49

See Part II, Item 7 and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

During fiscal 2004, cash provided by operations was $4,501,688. Working capital was $16,807,234 at June 30, 2004. The net increase in working capital of $2,580,000 at June 30, 2003 represents primarily the net effect of an increase in cash, receivables, income taxes and accrued liabilities and decreases in accounts payable. The increase in the Company’s accounts receivable is attributable to higher sales experienced in the last quarter.

Capital expenditures for new property and equipment (including production tooling) were $1,344,169, $627,567, and $664,139, in fiscal 2004, 2003, and 2002, respectively. Depreciation charges totaled $590,414, $569,776, and $576,892, for the same fiscal years. Budgeted capital expenditures for fiscal 2005 are $1,611,860. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $21,089,787 at June 30, 2004 from $16,501,202 at June 30, 2003. The increase reflects net income of $5,372,272 and the effect of the change in accounting principle related to the adoption of Statement of Accounting Standards (“SFAS”) No. 150, in connection with the stock repurchase agreement with the Chairman of the Company (for more information, see the Recently Issued Financial Accounting Pronouncements section below). On June 30, 2004, the Company declared a quarterly cash dividend of $0.13 per share, $490,070 payable on July 15, 2004 to stockholders of record on June 30, 2004, which is recorded as dividends payable.

The Company’s credit facility matures on November 1, 2004. This unsecured credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0. The tangible net worth of the Company must not fall below $12.5 million at any time. The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0. The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0. The Company has been and is well within these requirements. However, if the Company at some point in the future fails to meet the financial covenants, the lender may accelerate the debt and allow creditors to foreclose on the assets. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2004 or June 30, 2003.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $1,000,000, which occurred in July of 2003, for an aggregate maximum of $38,500,000. The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration. The Company has no immediate plans to make another acquisition at this time.

For fiscal 2004, the Company purchased 50,654 shares of its common stock at an average net price of $19.82 per share, for a total purchase price of $1,004,068. As of the date hereof, the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,077,450 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through June 30, 2004, the Company has purchased a total of 4,974,834 shares for a total gross purchase price of $40,781,860 (representing an average gross purchase price of $8.20 per share) and a total net purchase price of $36,422,550 (representing an average net purchase price of $7.32 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

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

In addition, as noted above, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins. If there were a general downturn in economic conditions or other events that caused the Company’s customers to turn to lower-priced, lower-margin products, the Company’s cash flow and profitability could be materially and adversely affected.

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company is dependent upon the Company’s ability to retain an existing base of customers to sell the Company’s line of products. Loss of customers means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers. Since distribution is broadly based, any loss of a customer directly translates into a reduction in sales volume which can only be replaced by replacing a similar number of representative retail outlets. The inability of the Company’s sales and marketing staff to obtain new distribution outlets translates into a lack of future growth and possibly a setback in sales volumes when loss of current customers occurs. For example, the loss of a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the fiscal year that the customer was lost. Attracting a new customer during the course of a fiscal year could have a positive impact or simply replace an account which has been lost. In addition, a customer can decide to make a change in the models that it decides to offer for sale. Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market. The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer. A reduction in sales volume would cause a reduction in profitability. The Company’s failure to retain existing customers, obtain new customers or develop new product lines that customers would choose to offer to consumers could significantly affect the Company’s future profitability. The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than US $10 to US $1,000. The gross margin for each of these models is unique in terms of percentages. The price range of the products also produces a different level of actual dollar contribution per unit. For example a product with a gross margin contribution of 50% might yield a $5.00 contribution for one item, while another item may feature a 30% gross margin which could yield $50.00 dollars. The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Retail preference for lower priced items can reduce profit margins and contributions. The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins. Some customers sell a limited range of products that yield lower profit margins than others. Most notably, the budget priced headphone segment of the market below $10.00 retail which is distributed through computer stores, office supply stores, and mass market retailers tend to yield the lowest gross margins. An increase in business with these types of accounts, when coupled with a simultaneous reduction in sales to customers with higher gross margins will reduce profit margins and profitability.

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

MANAGEMENT IS SUBJECT TO DECISIONS MADE OUTSIDE ITS CONTROL WHICH COULD DIRECTLY AFFECT FUTURE PROFITABILITY

Retail customers determine which products they will stock for resale. The Company competes with other manufacturers to secure shelf space in retail stores for the Company’s products. During the course of a year changes in the customers’ management personnel can ultimately lead to changes in the stock assortment offered to consumers. These changes are often arbitrary. The sales and marketing team cannot always overcome such decisions. In addition to changes in personnel within the Company’s customers, it is also possible that a strategic decision can be made by a retail customer to consolidate vendors, or to discontinue certain product categories all together. In these instances the Company’s management team may not able to overcome such decisions. The Company’s management team is also engaged in the effective procurement, assembly, and manufacture of products. The ability to negotiate with suppliers, maintain productivity, and hold the line on cost increases can be subjected to pressures outside the control of management. For example, increases in fuel costs can increase rates of freight. Increases of this nature can seldom be avoided and the Company may not be able to pass such increases along to its customers. The Company’s management’s effective control of the manufacturing processes will have a direct impact on the Company’s future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee level, and inventory levels. The Company’s ability to make effective decisions in managing these areas has a direct effect on future profitability.

ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY NEGATIVELY IMPACTING FUTURE PROFITABILITY

The Company has significant accounts receivable or other amounts due from the Company’s customers or other parties. The accounts receivable balance at the end of the last 4 quarters averaged approximately US $9 million. Terms of payment for customers generally range from cash in advance to net 90 day credit terms. These credit arrangements are negotiated at unspecified and irregular intervals. The largest customers generate the largest receivable balances. If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors. The Company is not immune from such practice in the retail marketplace. From time to time a customer may develop severe operating losses which can lead to a bankruptcy. In these cases, the Company may lose most of the outstanding balance due. Occasionally the Company has been current with a customer at the time such an event occurs. The risk is that losing the revenue of the customer in the future after a restructuring, might be more onerous than losing the current outstanding accounts receivable. In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers. The best example of such a loss was KMART Corporation. The Company lost approximately $500,000 (of which $312,000 has been repaid during 2004) when KMART filed for re-organization. KMART had been current with the Company at the time that KMART filed Chapter 11 bankruptcy. The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today. The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers. The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company operates a small sales office in Switzerland to service the International Export marketplace. The Company is aware of no material risks in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in Mainland China, Taiwan, and South Korea. These independent supplier entities are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions. The Company maintains a finished goods inventory level in the Company’s US facility to mitigate this risk. The approximate level of finished goods inventory is stocked at an average of 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of disaster or suspension of supply could take approximately 120 days. The Company believes that it could restore production of its top twelve selling models (which represent 75% of the Company’s sales revenue) within 1 year. The Company is also at risk if trade restrictions are introduced on the Company’s products based upon country of origin. In addition, any increase in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD AFFECT PRICING OF PRODUCTS AND CAUSE CUSTOMERS TO PURCHASE LOWER-PRICED, LESS PROFITABLE PRODUCTS

The Company receives a material portion of its revenue and profits from business in Canada and the European Union. To the extent that value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the demand for the Company’s products. To the extent that increased prices arising from currency fluctuations decreases the Company’s sales or moves customers to purchase lower-priced, lower profit products, the Company’s revenues, profits, and cash flows could be adversely affected.

2004 RESULTS OF OPERATIONS COMPARED WITH 2003

Net sales for 2004 were $40,493,211 compared with $33,802,634 in 2003, an increase of $6,690,577 or 20%. This was due to the Company experiencing growth in segments of its domestic retail sales and Europe where shipments were up 72% for the fiscal year.

Gross profit, as a percentage of net sales, was $15,961,953 or 40% in 2004 compared with $13,848,039 or 41% in 2003. The slight decrease is due to shifts in the Company’s model mix.

Selling, general, and administrative expenses for 2004 were $8,089,765 compared with $7,737,030 in 2003, an increase of $352,735 or 5%. The increase was a result of the Company experiencing higher selling expenses associated with higher sales for the fiscal year.

Income from operations was $7,872,188 in 2004 compared with $6,111,009 in 2003, an increase of 28%. Interest income was $22,311 in 2004 compared with $12,711 in 2003, an increase of 76%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned. Interest expense for 2004 was $960 compared with $14,572 in 2003. The decrease in interest expense is due to the Company’s lack of borrowing activity under its unsecured line of credit during the fiscal year.

On May 1, 2003, the Company acquired certain assets of ADDAX Sound Company (“ADDAX”) in exchange for 19,875 shares of common stock of the Company (value on May 1, 2003 of $317,603 based upon a market price of $15.98) plus $100 in cash and assumed certain liabilities of ADDAX.

Royalty income was $1,071,638 in 2004 compared with $755,364 in 2003, an increase of 42%. The increase in royalty income was primarily a result of increases in sales by licensees under certain royalty agreements. The following three paragraphs describe generally the Company’s significant royalty agreements.

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

The provision for income taxes was $3,517,030 and $2,695,101 in 2004 and 2003, respectively. The effective tax rate was 39% in 2004 and 39% in 2003

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

OFF-BALANCE SHEET FINANCING

The Company has no “off-balance sheet” financing arrangements.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

The Company has the following long term lease obligations as of June 30, 2004:

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease	$1,566	$407	$1,178	$1,520	—
Obligations

DISCLOSURE ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURE ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Chairman has turned 70. The Company has a deferred compensation liability of $520,000 recorded as of June 30, 2004, and $631,855 as of June 30, 2003 for this arrangement.

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

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

The Company’s more critical accounting policies include revenue recognition, royalty income, and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.

     Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred (either FOB shipping point or delivery taken at the Company’s dock); the seller’s price to the buyer is fixed and determinable (pricing is finalized through the purchase order); and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company also offers certain of its customers the right to return products that do not meet the standards agreed with the customer. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company cannot guarantee that they will continue to experience the same return rates that they have in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on the Company’s consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a derivative liability for the fair value of a written put option of $125,000 on the balance sheet and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) on the income statement. In addition, the contingently redeemable equity interest of $1,490,000, as of July 1, 2003, was reclassified into equity.

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

Oversight of management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that is comprised solely of non-employee directors. The Audit Committee is also responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings. The independent auditors have direct access to the Audit Committee, without the presence of management representatives, to discuss the scope and the results of their audit work.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures, as they deem necessary to reach and express an opinion on the fairness of the financial statements.

Consolidated financial statements of the Company at June 30, 2004 and 2003 and for each of the three quarters in the period ended June 30, 2004 and the notes thereto, and the reports of independent auditors thereon are set forth on pages 24 to 37.

Selected unaudited quarterly financial data is as follows:

	Quarter
2004	First	Second	Third	Fourth
Net sales	$9,164,691	$9,839,572	$10,547,180	$10,941,768
Gross profit	3,497,645	3,742,000	4,247,511	4,474,797
Income before cumulative effect of accounting change	1,020,504	1,295,476	1,157,816	1,974,351
Net income	944,629	1,295,476	1,157,816	1,974,351
Basic earnings per common share:
Before cumulative effect of accounting change	$0.27	$0.34	$0.31	$0.52
Accounting change	(0.02)	—	—	—

Basic earnings per common share (1)	0.25	0.34	0.31	0.52
Diluted earnings per common share:
Before cumulative effect of accounting change	$0.26	$0.33	$0.29	$0.50
Accounting change	(0.02)	—	—	—

Diluted earnings per common share (1)	0.24	0.33	0.29	0.50

	Quarter
2003	First	Second	Third	Fourth
Net sales	$8,954,978	$7,818,848	$8,264,668	$8,764,140
Gross profit	3,530,757	3,190,860	3,514,806	3,611,616
Net income	1,100,778	1,046,137	699,188	1,323,308
Earnings per common share:
Basic (1)	$0.30	$0.29	$0.19	$0.35
Diluted (1)	0.29	0.27	0.18	0.34

(1)	Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 15, 2004, the Company dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent public accountants and appointed Grant Thornton LLP as its new independent public accountants. The decision to dismiss PWC and to retain Grant Thornton LLP was made by the Company’s Audit Committee. The decision to dismiss PWC did not involve a dispute with the Company over accounting policies or practices.

     During the Company’s two most recent fiscal years and through March 15, 2004, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

During the first week of February of 2004, the Company was made aware by our former independent accountants that the Company erroneously failed to accurately record some repurchases of common stock from our employees. We disclosed this error in Amendment No. 1 on Form 10-Q/A, filed on February 17, 2004. Neither the management of the Company nor our former accountants were aware of this error prior to the first week of February of 2004. The Company has subsequently implemented a policy that prohibits the Company from repurchasing any common stock of the Company that has not been held by the employee for a period of at least 6 months in order to avoid repetition of this error. Additionally, our management will subscribe to technical publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases. Our financial reporting process with respect to preparation and review of regulatory filings will be enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in our filings.

Management also became aware that a provision in the Company’s stock repurchase agreement with its Chairman required adjustments to the Company’s financial statements upon a change of accounting principles mandated subsequent to the date of the agreement. Our management has now subscribed to additional publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases to attempt to avoid any similar errors in the future. Our financial reporting process with respect to preparation and review of regulatory filings have also been enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in the filing.

Management is of the view that the errors in the recording of the repurchases of common stock from our employees and the recording of the cumulative effect of the change in accounting principle do not constitute a “material weakness” in the Company’s internal control over financial reporting identified by management. A “material weakness” is defined, in the relevant accounting literature, as a “reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Although these errors could constitute a “significant deficiency,” management has considered the significance of the errors in light of the financial statements taken as whole and believes that the errors do not evidence or constitute a “material weakness” in the Company’s disclosure controls and procedures.

Therefore, based on an overall evaluation of the Company’s disclosure controls and procedures, including an evaluation of any possible significant deficiencies and the corrective actions taken by the management in response to the discovery of the accounting errors, the Company’s management concludes that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Information As To Nominees”, “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” and the “ELECTION OF DIRECTORS — Executive Officers” contained in the Koss Corporation Proxy Statement for its 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”), which 2004 Proxy Statement was filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

The Company’s executive officers are paid base salaries commensurate with their responsibilities, after comparison with base salaries of executive officers of other light assembly or manufacturing companies taken from data in an annual national survey.

Executive officers are also eligible for annual bonuses based upon individual performance and overall Company performance and profitability. Factors relevant to determining such bonuses include attainment of corporate revenue and earnings goals and the development of new accounts. The Company’s Chairman is eligible to receive a bonus calculated as a percentage of the Company’s earnings before interest and taxes. The Company’s Vice President-Sales is entitled to receive a bonus based upon increases in sales over the prior year, and a bonus for obtaining new accounts from a predetermined list of potential new accounts, and for adding new product lines to current accounts. The Company’s Vice President — Europe is entitled to receive a bonus based upon the Company’s sales in export markets. The Company’s Vice President Bi-Audio division is entitled to receive a bonus based upon Company sales of communications products.

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

Further information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” section of the 2004 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2004 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “ELECTION OF DIRECTORS — Related Transactions” sections of the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the principle accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2004 proxy statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.	The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of Koss Corporation are set forth on pages 24 to 37:

Reports of Independent Registered Public Accounting Firms	24
Consolidated Statements of Income for the Years Ended June 30, 2004, 2003, and 2002	26

Consolidated Balance Sheets as of June 30, 2004 and 2003	27
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003, and 2002	28
Consolidated Statements of Stockholders’ Investment for the Years Ended June 30, 2004, 2003, and 2002	29
Notes to Consolidated Financial Statements	30

2.	Financial Statement Schedules

All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits Filed

3.1	Certificate of Incorporation of Koss Corporation.

3.2	By-Laws of Koss Corporation.

4.1	Certificate of Incorporation of Koss Corporation.

4.2	By-Laws of Koss Corporation.

10.1	Officer Loan Policy.

10.3	Supplemental Medical Care Reimbursement Plan.

10.4	Death Benefit Agreement with John C. Koss.

10.5	Stock Repurchase Agreement with John C. Koss.

10.6	Salary Continuation Resolution for John C. Koss.

10.7	1983 Incentive Stock Option Plan.

10.8	Assignment of Lease to John C. Koss.

10.9	Addendum to Lease.

10.10	1990 Flexible Incentive Plan.

10.12	Loan Agreement, effective as of February 17, 1995.

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.

10.14	Amendment to Loan Agreement dated April 29, 1999.

10.15	Amendment to Loan Agreement dated December 15, 1999.

10.16	Amendment to Loan Agreement dated October 10, 2001.

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995).

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995).

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated March 31, 1997.

10.20	Fourth Amendment to License Agreement dated as of May 29, 1998.

10.21	Fifth Amendment to License Agreement dated March 30, 2001.

10.22	Sixth Amendment to License Agreement dated August 15, 2001.

10.23	Seventh Amendment to License Agreement dated December 28, 2001.

10.24	Eighth Amendment to License Agreement dated July 31, 2002.

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).

10.26	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997).

10.27	Amendment to Lease.

10.28	Partial Assignment, Termination and Modification of Lease.

10.29	Restated Lease.

10.30	Ninth Amendment to License Agreement with Jiangsu Electronics Industries Limited dated June 30, 2004.

14	Koss Corporation Code of Ethics

21	List of Subsidiaries of Koss Corporation.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

b.	Reports on Form 8-K filed by the Company during the last quarter of the period covered by this report:

On April 9, 2004, the Company filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended March 31, 2004. The matter was reported under Items 7, 9 and 12 of Form 8-K.

On July 14, 2004, the Company filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended June 30, 2004. The matter was reported under Items 7, 9 and 12 of Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
KOSS CORPORATION

We have audited the accompanying consolidated balance sheet of KOSS CORPORATION and subsidiaries as of June 30, 2004, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Koss Corporation and subsidiaries as of and for the years ended June 30, 2003 and 2002 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dual dated July 11, 2003 and February 13, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KOSS CORPORATION and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, New Accounting Pronouncements, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in fiscal 2004.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Milwaukee, Wisconsin

July 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Koss Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Koss Corporation and its subsidiaries at June 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

July 11, 2003, except as to the restatement described in Note 14 (not presented herein), which is as of February 13, 2004

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2004	2003	2002
Net sales	$40,493,211	$33,802,634	$36,571,303
Cost of goods sold	24,531,258	19,954,595	21,996,819

Gross profit	15,961,953	13,848,039	14,574,484
Selling, general, and administrative expense	8,089,765	7,737,030	8,011,829

Income from operations	7,872,188	6,111,009	6,562,655
Other income (expense):
Royalty income	1,071,638	755,364	964,297
Interest income	22,311	12,711	30,445
Interest expense	(960)	(14,572)	(100,454)

Income before income tax provision and cumulative effect of change in accounting principles	8,965,177	6,864,512	7,456,943
Provision for income taxes (Note 5)	3,517,030	2,695,101	2,869,684

Income before cumulative effect of change in accounting principles	5,448,147	4,169,411	4,587,259
Cumulative effect of change in accounting principles (net of tax effect of $49,125)	(75,875)	—	—

Net income	$5,372,272	$4,169,411	$4,587,259

Basic earnings per common share:
Before cumulative effect of accounting change	$1.45	$1.14	$1.24
Accounting change	(0.02)	—	—

Basic earnings per common share	1.43	1.14	1.24
Diluted earnings per common share:
Before cumulative effect of accounting change	$1.39	$1.08	$1.17
Accounting change	(0.02)	—	—

Diluted earnings per common share	1.37	1.08	1.17
Dividends per common share	$0.52	$0.52	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2004	2003
ASSETS
Current Assets:
Cash	$2,110,917	$1,557,104
Accounts receivable, less allowances of $738,995 and $975,689, respectively (Note 13)	9,340,091	8,695,553
Inventories	7,315,359	7,333,772
Income taxes receivable	—	181,871
Prepaid expenses	659,135	646,410
Deferred income taxes (Note 5)	861,236	593,973

Total current assets	20,286,738	19,008,683

Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,163,318	1,146,787
Machinery, equipment, furniture, and fixtures	4,956,821	4,862,961
Tools, dies, molds, and patterns	11,013,042	10,033,239

	17,133,181	16,042,987
Less—accumulated depreciation	14,435,868	14,119,170

	2,697,313	1,923,817
Deferred Income Taxes (Note 5)	250,260	609,135
Other Assets	2,445,245	2,245,183

	$25,679,556	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$1,049,406	$2,793,550
Accrued liabilities (Note 7)	1,754,038	1,499,043
Dividends payable	490,070	488,856
Income taxes payable	185,990	—

Total current liabilities	3,479,504	4,781,449

Deferred Compensation	985,265	1,014,167
Derivative Liability	125,000	—
Commitments and Contingencies (Note 12)
Contingently Redeemable Equity Interest	—	1,490,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,769,775 and 3,760,429 shares, respectively	18,849	18,802
Contingently redeemable common stock	—	(1,490,000)
Retained earnings	21,070,938	17,972,400

Total stockholders’ investment	21,089,787	16,501,202

	$25,679,556	$23,786,818

     The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,372,272	$4,169,411	$4,587,259
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	236,694	198,846	552,000
Depreciation and amortization	660,805	584,761	576,892
Deferred income taxes	91,504	24,000	(329,000)
Tax benefit of non-qualified stock options	330,019	—	—
Deferred compensation	(28,902)	(105,744)	(277,791)
Net changes in operating assets and liabilities (Note 8)	(2,160,704)	(2,074,658)	1,948,805

Net cash provided by operating activities	4,501,688	2,796,616	7,058,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ADDAX, net of cash acquired	—	8,648	—
Acquisition of equipment and leasehold improvements	(1,344,169)	(627,567)	(664,319)

Net cash used in investing activities	(1,344,169)	(618,919)	(664,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,959,563)	(1,866,782)	(1,338,424)
Purchase of common stock	(1,004,068)	(340,000)	(4,320,636)
Exercise of stock options	359,925	533,825	135,900

Net cash used in financing activities	(2,603,706)	(1,672,957)	(5,523,160)

Net increase in cash	553,813	504,740	870,686
Cash at beginning of year	1,557,104	1,052,364	181,678

Cash at end of year	$2,110,917	$1,557,104	$1,052,364

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock
			Retained
	Shares	Amount	Earnings
Balance, June 30, 2001	3,886,756	$19,434	$16,582,467
Net income	—	—	4,587,259
Dividends declared	—	—	(1,778,890)
Exercise of stock options	22,500	113	135,787
Purchase and retirement of treasury stock	(238,702)	(1,194)	(4,319,442)

Balance, June 30, 2002	3,670,554	18,353	15,207,181
Net income	—	—	4,169,411
Dividends declared	—	—	(1,915,172)
Common stock issued in conjunction with the acquisition of ADDAX	19,875	99	317,504
Exercise of stock options	90,000	450	533,376
Purchase and retirement of treasury stock	(20,000)	(100)	(339,900)

Balance, June 30, 2003	3,760,429	18,802	17,972,400
Net income	—	—	5,372,272
Dividends declared	—	—	(1,959,563)
Exercise of stock options	60,000	300	689,644
Purchase and retirement of treasury stock	(50,654)	(253)	(1,003,815)

Balance, June 30, 2004	3,769,775	$18,849	$21,070,938

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 12% and 16% of the Company’s accounts receivable at June 30, 2004 and 2003, respectively, were foreign receivables.

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION—Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred (either FOB shipping point or delivery taken at the Company’s dock); the seller’s price to the buyer is fixed and determinable (pricing is finalized through the purchase order); and collectibility is reasonably assured. These criteria are generally satisfied upon shipment of the Company’s products. The Company may offer slotting fees, cooperative advertising programs and sales discounts from time to time and the estimated costs for these items are accrued for at the time revenue is recognized. These amounts are recorded as a reduction to sales.

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

INVENTORIES—Substantially all of the Company’s inventories are valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $949,207 and $1,009,586 higher than reported at June 30, 2004 and 2003, respectively. The Company did not maintain any work-in-process inventories at June 30, 2004 and June 30, 2003.

The components of inventories at June 30 are as follows:

	2004	2003
Raw materials	$1,630,651	$2,661,131
Finished goods	5,684,708	4,672,641

Total	$7,315,359	$7,333,772

DISTRIBUTION NETWORK—The Company includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution in the “cost of goods sold” line item.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Depreciation is provided on a straight-line basis over the estimated useful life of the asset as follows:

Leasehold improvements	10-15 years
Machinery, equipment, furniture, and fixtures	3-10 years
Tools, dies, molds, and patterns	4-5 years

RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $125,000 in 2004, $134,000 in 2003, and $114,000 in 2002.

SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS—Cash, accounts receivable, and accounts payable recorded in the consolidated balance sheets approximate fair value based on the short maturity of these instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS—During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as it is not currently a party to derivative financial instruments included in this standard.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a derivative liability for the fair value of a written put option of $125,000 on the balance sheet and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) on the income statement. In addition, the contingently redeemable equity interest of $1,490,000, as of July 1, 2003, was reclassified into equity.

RECLASSIFICATIONS—Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

STOCK-BASED COMPENSATION—At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 4. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended June 30,	2004	2003	2002
Net income, as reported	$5,372,272	$4,169,411	$4,587,259
Add: Total stock-based employee compensation recorded	330,019	351,764	454,084
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	531,403	447,679	382,696

Pro forma net income	$5,170,888	$4,073,496	$4,658,647

Earnings per share:
Basic-as reported	$1.43	$1.14	$1.24
Basic-pro forma	$1.37	$1.11	$1.26
Diluted-as reported	$1.37	$1.08	$1.17
Diluted-pro forma	$1.32	$1.06	$1.19

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2004, 2003, and 2002, were 3,769,033, 3,671,585, and 3,700,884, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 158,657, 173,010, and 222,699 related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

3. CREDIT FACILITY

The Company amended its existing credit facility in November 2003, extending the maturity date of the unsecured line of credit to November 1, 2004. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2004 or 2003.

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

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2001	542,500	$5.10-$18.43	$9.61
Granted	150,000	$16.80-$18.48	$17.92
Exercised	(22,500)	$5.37-$6.75	$5.74
Settled	(62,500)	$5.11-$6.75	$5.74

Shares under option at June 30, 2002	607,500	$5.10-$18.48	$12.20
Granted	180,000	$15.75-$17.32	$16.62
Exercised	(90,000)	$5.38-$6.73	$5.97
Settled	(47,500)	$5.38-$6.73	$5.97

Shares under option at June 30, 2003	650,000	$5.10-$18.48	$14.75
Granted	250,000	$22.01-$24.21	$23.15
Exercised	(15,000)	$5.38-$6.73	$6.23
Settled	(45,000)	$5.92	$5.92

Shares under option at June 30, 2004	840,000	$5.10-$24.21	$17.88

	100,000	$5.10-$7.40	$6.99
	740,000	$15.75-$24.21	$19.35
Options exercisable at June 30, 2004	340,000	$5.10-$18.48	$14.49

	100,000	$5.10-$7.40	$6.99
	240,000	$15.75-$18.48	$17.62

The weighted-average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2004, 2003, and 2002 was $4.56, $3.69 and $4.91, respectively. There were no options granted in 2004, 2003, or 2002 for which the exercise price was less than the market price on the date of grant. The weighted-average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2004, 2003, and 2002 was $2.87, $5.94, and $7.68, respectively. As of June 30, 2004, the weighted-average remaining contractual life of all outstanding options approximates 5.21 years.

For the pro forma information disclosed in Note 1, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected stock price volatility	35.00%	43.40%	46.96%
Risk free interest rate	3.69%	2.84%	4.61%
Expected dividend yield	2.27%	3.30%	2.87%
Expected life of options	5.21 years	5.33 years	5.00 years

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at June 30, 2004 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

5. INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets. The provision for income taxes in 2004, 2003, and 2002 consists of the following:

Year Ended June 30,	2004	2003	2002
Current:
Federal	$2,888,401	$2,170,101	$2,621,684
State	488,000	501,000	577,000
Deferred	140,629	24,000	(329,000)

	$3,517,030	$2,695,101	$2,869,684

The 2004, 2003 and 2002 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2004	2003	2002
Federal income tax at statutory rate	$3,048,160	$2,333,934	$2,535,361
State income taxes, net of federal tax benefit	371,531	331,000	381,000
Other	97,339	30,167	(46,677)

Total provision for income taxes	$3,517,030	$2,695,101	$2,869,684

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2004	2003
Deferred Income Tax Assets:
Deferred compensation	$204,000	$243,000
Accrued expenses and reserves	660,000	813,000
Package design and trademarks	188,000	231,000
Other	99,000	2,000

	1,151,000	1,289,000
Deferred Income Tax Liabilities:
Royalties receivable/deferred	—	(82,000)
Equipment and leasehold improvements	(40,000)	(4,000)

Net deferred income tax asset	$1,111,000	$1,203,000

6. INTANGIBLE ASSETS

A summary of intangibles included in other assets in the accompanying balance sheets as of June 30, 2004 and 2003 and their respective estimated useful lives is as follows:

			Estimated useful
	2004	2003	lives
Patents	$710,291	$710,291	15 years
Customer lists and other	188,811	188,811	15 years

	899,102	899,102
Less accumulated amortization	97,552	14,985

	$801,550	$884,117

7. ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2004	2003
Employee compensation	$538,605	$341,095
Cooperative advertising and promotion allowances	674,713	734,358
Payroll taxes and other employee benefits	203,913	171,537
Other	336,807	252,053

	$1,754,038	$1,499,043

8. ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2004	2003	2002
Accounts receivable	$(881,232)	$(153,589)	$(676,142)
Inventories	18,413	(854,186)	2,115,798
Prepaid expenses and other assets	(302,811)	(102,554)	(14,671)
Income taxes	367,861	(662,538)	696,108
Accounts payable	(1,744,144)	939,234	(208,160)
Accrued liabilities	381,209	(1,241,025)	35,872

Net change	$(2,160,704)	$(2,074,658)	$1,948,805

	2004	2003	2002
Net cash paid during the year for:
Interest	$960	$14,572	$100,454
Income taxes	$2,872,155	$3,332,091	$2,502,576

9. EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $-0- in 2004, $49,000 in 2003, and $74,000 in 2002.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2004, 2003, and 2002, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation. Vesting of Company contributions occurs immediately. Company contributions were approximately $269,000, $281,000, and $211,000 during 2004, 2003, and 2002, respectively.

10. DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life. The Company has a deferred compensation liability of $520,000 and $631,855 recorded as of June 30, 2004 and 2003, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. The Company has a deferred compensation liability of $465,265 and $382,312 recorded as of June 30, 2004 and 2003, respectively.

11. INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.

The Company’s export sales amounted to $7,008,448 during 2004, $4,205,683 during 2003, and $4,037,739 during 2002.

Sales during 2004, 2003 and 2002 to the Company’s five largest customers represented approximately 43%, 50%, and 47% of the Company’s total sales, respectively. Included in these percentages, sales to a single customer represented approximately 19%, 20%, and 18% of the Company’s total sales during 2004, 2003, and 2002, respectively. These customers generally are large, national retailers.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. Total rent expense, which includes this lease, approximated $416,000 in 2004, $426,000 in 2003, and $421,000 in 2002.

13. SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for 2004, 2003, and 2002 are summarized as follows:

Year	Balance at Beginning	Charges Against/		Balance at End of
Ending	Of Period	(Credits To) Income	Deductions*	Period
2004	$975,689	$(237,938)	$1,244	$738,995
2003	$801,055	$198,846	$(24,212)	$975,689
2002	$301,252	$552,000	$(52,197)	$801,055

*Represents charges against the allowance, net of recoveries.

Advertising costs included within selling, general, and administrative expenses in the accompanying statements of income were $76,000 in 2004, $97,000 in 2003, and $50,000 in 2002. Such costs are expensed as incurred.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-K, the words “anticipates,” “believes,” or “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade, and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: September 30, 2004

Michael J. Koss,
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: September 30, 2004

Sujata Sachdeva,
Vice President - Finance
Principal Accounting Officer
Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Koss	/s/ Michael J. Koss

John C. Koss, Director	Michael J. Koss, Director
Dated: September 30, 2004	Dated: September 30, 2004

/s/ Martin F. Stein	/s/ John J. Stollenwerk

Martin F. Stein, Director	John J. Stollenwerk, Director
Dated: September 30, 2004	Dated: September 30, 2004

/s/ Thomas L. Doerr	/s/ Lawrence S. Mattson

Thomas L. Doerr, Director	Lawrence S. Mattson, Director
Dated: September 30, 2004	Dated: September 30, 2004

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

October 28, 2004 — 9:00a.m.
Milwaukee River Hilton Inn
4700 N. Port Washington Rd.
Milwaukee, WI 53212

INDEPENDENT AUDITORS

Grant Thornton LLP
Milwaukee, Wisconsin

LEGAL COUNSEL

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

W176 N9743 Rivercrest Drive
Germantown, WI 53022
Attn: Barbara Bahr
Shareholders Toll-free: 1-800-937-5449

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C . Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(26)

10.27	Amendment to Lease	(27)

10.28	Partial Assignment, Termination and Modification of Lease	(28)

10.29	Restated Lease	(29)

10.30	Ninth Amendment to License Agreement with Jiangsu Electronics Industries Limited dated June 30, 2004	(30)

14	Koss Corporation Code of Ethics	(30)

21	List of Subsidiaries of Koss Corporation	(30)

23.1	Consent of Grant Thornton LLP	(30)

23.2	Consent of PricewaterhouseCoopers LLP	(30)

31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)	(30)

32	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350	(30)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295)

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from the sole Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Filed herewith