Form 10-Q
period 2004-09-30
KOSS CORP
filed 2004-11-15
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2004
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

YES [   ]     NO [X]

At September 30, 2004, there were 3,696,525 shares outstanding of the registrant’s common stock, $0.005 par value per share.

1 of 20

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

2 of 20

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September
	30, 2004	June 30, 2004
ASSETS
Current Assets:
Cash	$2,487,397	$2,110,917
Accounts Receivable	7,191,633	9,340,091
Inventories	7,560,685	7,315,359
Other current assets	1,516,773	1,520,371

Total current assets	18,756,488	20,286,738
Property and equipment, net	2,895,992	2,697,313
Deferred income taxes	201,135	250,260
Other assets	2,422,767	2,445,245

	$24,276,382	$25,679,556

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,387,020	$1,049,406
Accrued liabilities	1,262,720	1,754,038
Income taxes payable	385,904	185,990
Dividends payable	480,548	490,070

Total current liabilities	3,516,192	3,479,504
Deferred compensation	985,265	985,265
Derivative liability	125,000	125,000
Stockholders’ investment	19,649,925	21,089,787

	$24,276,382	$25,679,556

See accompanying notes.

3 of 20

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,	2004	2003
Net Sales	$8,972,580	$9,164,691
Cost of goods sold	5,549,607	5,667,046

Gross profit	3,422,973	3,497,645
Selling, general and administrative expense	2,119,521	2,029,734

Income from operations	1,303,452	1,467,911
Other income (expense)
Royalty income	151,456	190,325
Interest income	4,198	4,420

Income before income tax provision and cumulative effect of change in accounting principles	1,459,106	1,662,656
Provision for income taxes	569,195	642,152

Income before cumulative effect of change in accounting principles	889,911	1,020,504
Cumulative effect of change in accounting principles	—	(75,875)

Net income	$889,911	$944,629

Earnings per common share:
Basic earnings per common share:
Before cumulative effect of accounting change in accounting principles	$0.24	$0.27
Accounting change	$—	($0.02)

Basic earnings per common share	$0.24	$0.25
Earnings per common share:
Diluted earnings per common share:
Before cumulative effect of accounting change in accounting principles	$0.23	$0.26
Accounting change	$—	($0.02)

Diluted earnings per common share	$0.23	$0.24

Dividends per common share	$0.13	$0.13

See accompanying notes.

4 of 20

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$889,911	$944,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,043	175,333
Net changes in operating assets and liabilities	2,015,021	(35,286)

Net cash provided by operating Activities	3,100,975	1,084,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(394,722)	(37,681)

Net cash used in investing activities	(394,722)	(37,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(480,548)	(488,856)
Purchase of common stock	(1,930,625)	(877,500)
Exercise of stock options	81,400	309,188

Net cash used in financing activities	(2,329,773)	(1,057,168)

Net increase (decrease) in cash	376,480	(10,173)
Cash at beginning of period	2,110,917	1,557,104

Cash at end of period	$2,487,397	$1,546,931

See accompanying notes.

5 of 20

KOSS CORPORATION AND SUBSIDIARIES
September 30, 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2004 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2004, Annual Report on Form 10-K.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2004 and 2003 were 3,726,059 and 3,766,093, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 165,700 and 139,928 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended September 30, 2004 and 2003, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	September 30, 2004	June 30, 2004
Raw materials and work in process	$2,686,477	$1,849,167
Finished goods	5,823,415	6,415,399

	8,509,892	8,264,566
LIFO reserve	(949,207)	(949,207)

	$7,560,685	$7,315,359

6 of 20

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at September 30, 2004, was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2004, $125,000 has been classified as a derivative liability on the Company’s financial statements.

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

5.	DIVIDENDS DECLARED

On September 16, 2004, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2004 to be paid October 15, 2004. Such dividend payable has been recorded at September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the three months ended September 30, 2004 amounted to $3,100,975. This was a result of net income for the period adjusted for changes in operating assets and liabilities, primarily related to increases in accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Capital expenditures for new equipment (including production tooling) were $394,722 for the quarter. Budgeted capital expenditures for fiscal year 2005 are 1,611,860. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $19,649,925 at September 30, 2004, from $21,089,787 at June 30, 2004. The decrease reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends declared.

7 of 20

The Company amended its existing credit facility in November 2004, extending the maturity date of the unsecured line of credit to November 1, 2005. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at September 30, 2004 or June 30, 2004. The Company did not utilize the credit facility during the quarter ended September 30, 2004.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $1,000,000 in July 2003, for a maximum of $38,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the quarter ended September 30, 2004, the Company purchased 84,250 shares of its common stock at an average net price of $22.92 per share, for a total net purchase price of $1,930,625.

From the commencement of the Company’s stock repurchase program through September 30, 2004, the Company has purchased a total of 5,059,084 shares for a total gross purchase price of $42,586,170, (representing an average gross purchase price of $8.42 per share) and a total net purchase price of $37,960,685 (representing an average net purchase price of $7.51 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases for the quarter ended September 30, 2004.

On September 16, 2004, the Company declared a quarterly cash dividend of $0.13 per share payable on October 15, 2004 to stockholders of record on September 30, 2004, which is recorded as dividends payable.

Results of Operations

Net sales for the first quarter ended September 30, 2004 were $8,972,580 compared with $9,164,691 for the same period in 2003, a decrease of $192,111. The decrease is primarily due to BiAudio experiencing lower sales compared to last year.

Gross profit as a percent of net sales was 38% for the quarters ended September 30, 2004 and 2003.

Selling, general and administrative expenses for the quarter ended September 30, 2004 were $2,119,521 or 24% of net sales, compared to $2,029,734 or 22% of net sales for the same period in 2003. This was due to the Company experiencing higher marketing expenses in preparation for the Consumer Electronics Show in January 2005.

8 of 20

For the first quarter ended September 30, 2004, income from operations was $1,303,452 versus $1,467,911 for the same period in the prior year.

Royalty income for the quarter ended September 30, 2004 was $151,456, compared to $190,325 for the quarter ended September 30, 2003.

Interest income for the quarter was $4,198 as compared to $4,420 for the same quarter in 2003.

The provision for income taxes was $569,195 and $642,152 for the quarter ended September 30, 2004 and 2003, respectively. The effective tax rate was 39% for each quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective. During the past fiscal year, management became aware that a provision in the Company’s stock repurchase agreement with its Chairman required adjustments to the Company’s financial statements upon a change of accounting principles mandated subsequent to the date of the agreement. Our management has now subscribed to additional publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases to attempt to avoid any similar errors in the future. Our financial reporting process with respect to preparation and review of regulatory filings have also been enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in the filing.

The discovery of the error in the recording of the cumulative effect of the change in account principle has affected, to some extent, the Company’s conclusion about the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Management is of the view that this error does not constitute a “material weakness” in the Company’s internal control over financial reporting identified by management. A “material weakness” is defined, in the relevant accounting literature, as a “reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Although this error could constitute a “significant deficiency,” management has considered the significance of the error (together with other reported errors) in light of the financial statements taken as whole and believes that the error does not evidence or constitute a “material weakness” in the Company’s disclosure controls and procedures.

Therefore, based on an overall evaluation of the Company’s disclosure controls and procedures, including an evaluation of any possible significant deficiencies and the corrective actions taken by the management in response to the discovery of the accounting error, the Company’s management concludes that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the

9 of 20

Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, fluctuations in currency exchange rates and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

10 of 20

PART II
OTHER INFORMATION

Item 5 Submission of Matters to Vote of Security-Holders

(a)	On October 28, 2004 an Annual Meeting of Stockholders was held.

(b)	Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)	There were 3,696,525 shares of common stock eligible to vote at the Annual Meeting, of which 3,113,103 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2005:
John C. Koss	3,088,217	24,886	0
Thomas L. Doerr	3,082,310	30,793	0
Michael J. Koss	3,088,992	24,111	0
Lawrence S. Mattson	3,077,583	35,520	0
Martin F. Stein	3,089,556	23,547	0
John J. Stollenwerk	3,088,854	24,249	0

	Number of Votes		Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2005	3,112,528	457	118	0

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits Filed

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

On July 14, 2004, the Company filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended June 30, 2004. The matter was reported under Items 7, 9, and 12 of Form 8-K.

11 of 20

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

Date: November 15, 2004	/s/ Michael J. Koss

Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: November 15, 2004	/s/ Sue Sachdeva

Sue Sachdeva
Vice President—Finance
Secretary

12 of 20

EXHIBIT INDEX

The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C. Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

13 of 20

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease	(28)

14 of 20

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.29	Partial Assignment, Termination and Modification of Lease.	(29)

10.30	Restated Lease.	(30)

10.31	Ninth Amendment to License Agreement with Jiangsu Electronics Industries Limited dated June 30, 2004.	(31)

14	Koss Corporation Code of Ethics	(32)

21	List of Subsidiaries of Koss Corporation	(33)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	(Filed and attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

15 of 20

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

16 of 20

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(31)	Incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended June 30, 2004 (Commission File No. 0-3295)

(32)	Incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-3295)

17 of 20

(33)	Incorporated by reference from Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-3295)

18 of 20