Form 10-K/A
period 2003-06-30
KOSS CORP
filed 2004-11-17
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A,

AMENDMENT NO. 2

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

EXPLANATORY NOTE

Koss Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A for the fiscal year ended June 30, 2003, to amend Item 7, Item 9A, Item 15, Exhibit 23, Exhibit 31 and Exhibit 32 of its annual report on Form 10-K/A, Amendment No. 1 filed on March 10, 2004 (the “Amended Report”), which amended its original annual report on Form 10-K filed on August 19, 2003.

This Amendment No. 2 on Form 10-K/A only amends Item 7, Item 9A, Item 15, Exhibit 23, Exhibit 31 and Exhibit 32 of the Amended Report. It does not affect the financial statements and footnotes or other disclosures filed in the Amended Report.

This amended annual report continues to speak as of the original date of the original annual report and unless as otherwise noted, the Company has not updated the disclosure in this amended annual report to speak as of a later date.

PART II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued consolidated financial statements for fiscal 2003, 2002 and 2001. For further discussion of this matter, see Note 14 to the consolidated financial statements of the Form 10-K/A, Amendment No. 1, which was filed on March 10, 2004.

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

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in January of

2003, for an aggregate maximum of $37,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. The Company will continue to redeem its shares from the market when the board determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration (as in the case of the purchase of the assets of ADDAX). The Company has no immediate plans to make another acquisition at this time.

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

In addition, as noted above, the Company’s cash flow is also dependent, to some extent, upon our ability to maintain our operating margins. If there were a general downturn in economic conditions or other events that caused our customers to turn to lower-priced, lower-margin products, our cash flow and profitability could be materially and adversely affected.

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

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD AFFECT PRICING OF PRODUCTS AND CAUSE CUSTOMERS TO PURCHASE LOWER-PRICED, LESS PROFITABLE PRODUCTS

The Company receives a material portion of our revenue and profits from business in Canada and the European Union. To the extent that value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the demand for the Company’s products. To the extent that increased prices arising from currency fluctuations decreases sales or moves customers to purchase lower-priced, lower profit products, the Company’s revenues, profits, and cash flows could be adversely affected.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has disclosed information pertaining to these items in footnotes 4 and 12 to its consolidated financial statements of the Form 10-K/A, Amendment No. 1, which was filed on March 10, 2004.

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

During May 2003, the FASB issued SEAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on the Company’s consolidated financial statements. The Company will adopt this standard in fiscal 2004.

Item 9A. Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the first week of February of 2004, the Company was made aware by our former independent accountants that the Company erroneously failed to accurately record some repurchases of common stock from our employees. We disclosed this error in our Form 10-K/A filed on March 10, 2004. Neither the management of the Company nor our former accountants were aware of this error prior to the first week of February of 2004. The Company has subsequently implemented a policy that prohibits the Company from repurchasing any common stock of the Company that has not been held by the employee for a period of at least 6 months in order to avoid repetition of this error. Additionally, our management will subscribe to technical publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases. Our financial reporting process with respect to preparation and review of regulatory filings will be enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in our filings.

The discovery of the error in the recording of the repurchases of common stock from our employees has affected, to some extent, the Company’s previous conclusion about the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Management is of the view that this error does not constitute a “material weakness” in the Company’s internal control over financial reporting identified by management. A “material weakness” is defined, in the relevant accounting literature, as a “reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.”

Although this error could constitute a “significant deficiency,” management has considered the significance of the error (together with other reported errors) in light of the financial statements taken as whole and believes that the error does not evidence or constitute a “material weakness” in the Company’s disclosure controls and procedures.

Other than the foregoing, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KOSS CORPORATION

By: /s/ Michael J. Koss	Dated: November 17, 2004

Michael J. Koss, Vice Chairman President Chief Executive Officer Chief Operating Officer and Chief Financial Officer

By: /s/ Sujata Sachdeva	Dated: November 17, 2004

Sujata Sachdeva, Vice President - Finance Principal Accounting Officer Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Koss	/s/ Michael J. Koss

John C. Koss, Director Dated: November 17, 2004	Michael J. Koss, Director Dated: November 17, 2004

/s/ Martin F. Stein	/s/ John J. Stollenwerk

Martin F. Stein, Director Dated: November 17, 2004	John J. Stollenwerk, Director Dated: November 17, 2004

/s/ Thomas L. Doerr	/s/ Lawrence S. Mattson

Thomas L. Doerr, Director Dated: November 17, 2004	Lawrence S. Mattson, Director Dated: November 17, 2004

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

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996.	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996.	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996.	(2)

10.1	Officer Loan Policy.	(3)

10.3	Supplemental Medical Care Reimbursement Plan.	(4)

10.4	Death Benefit Agreement with John C. Koss.	(5)

10.5	Stock Purchase Agreement with John C. Koss.	(6)

10.6	Salary Continuation Resolution for John C . Koss.	(7)

10.7	1983 Incentive Stock Option Plan.	(8)

10.8	Assignment of Lease to John C. Koss.	(9)

10.9	Addendum to Lease.	(10)

10.10	1990 Flexible Incentive Plan.	(11)

10.12	Loan Agreement, effective as of February 17, 1995.	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995.	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999.	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999.	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001.	(16)

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995).	(17)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995).	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997.	(19)

10.20	Fourth Amendment to License Agreement dated as of May 29, 1998.	(20)

10.21	Fifth Amendment to License Agreement dated March 30, 2001.	(21)

10.22	Sixth Amendment to License Agreement dated August 15, 2001.	(22)

10.23	Seventh Amendment to License Agreement dated December 28, 2001.	(23)

10.24	Eighth Amendment to License Agreement dated July 31, 2002.	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998).	(25)

10.26	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997).	(26)

10.27	Amendment to Lease.	(27)

10.28	Partial Assignment, Termination and Modification of Lease.	(28)

10.29	Restated Lease.	(29)

21	List of Subsidiaries of Koss Corporation.	(30)

23	Consent of PricewaterhouseCoopers LLP.	(31)

31	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).	(31)

32	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.	(31)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295)

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from the sole Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(31)	Filed herewith