Form 10-Q/A
period 2003-09-30
KOSS CORP
filed 2004-11-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A,

Amendment No. 2

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee,Wisconsin	53212

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(414)964-5000

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

1 of 22

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

2 of 22

EXPLANATORY NOTE

Koss Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2003, to amend its Form 10-Q/A, Amendment No. 1 filed on February 17, 2004 (the “Amended Report”) which amended its original Quarterly Report on Form 10-Q filed on November 7, 2003.

Subsequent to the filing of the Amended Report on February 17, 2004, the Company concluded that certain provisions of a stock repurchase agreement with the Chairman of the Company required the adoption of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The new accounting pronouncement was effective for public companies for interim periods beginning after June 15, 2003.

The change is reflected in this Form 10-Q/A: (i) on the Company’s balance sheet set forth in Item 1. — Financial Statements as an increase in other assets of $49,125, an increase in derivative liability of $125,000, a decrease in contingently redeemable equity interest of $1,490,000, and an increase in stockholders’ investment of $1,414,125; (ii) on the Company’s income statement set forth in Item 1. — Financial Statements as a loss of $75,875 reflecting the cumulative effect of the change in accounting principle; (iii) on the Company’s statement of cash flows as an adjustment of $75,875 reflecting the cumulative effect of the change in accounting principle; (iv) in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations; (v) in Item 4. — Controls and Procedures, in the discussion of Recently Issued Financial Accounting Pronouncements; and (vi) in updated certifications of certain executive officers, as of the date of this Form 10-Q/A.

This Form 10-Q/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.

This amended quarterly report continues to speak as of the original date of the original quarterly report and unless as otherwise noted, the Company has not updated the disclosure in this amended quarterly report to speak as of a later date.

3 of 22

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003		June 30, 2003
	AS REPORTED	AS AMENDED
ASSETS
Current assets:
Cash	$1,546,931	$1,546,931	$1,557,104
Accounts receivable	8,886,277	8,886,277	8,695,553
Income taxes receivable	—	—	181,871
Inventories	8,316,576	8,316,576	7,333,772
Other current assets	1,346,675	1,346,675	1,240,383

Total current assets	20,096,459	20,096,459	19,008,683
Property and equipment, net	1,803,100	1,803,100	1,923,817
Other assets	2,449,528	2,498,653	2,854,318

	$24,349,087	$24,398,212	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,442,011	$3,442,011	$2,793,550
Accrued liabilities	1,419,124	1,419,124	1,499,043
Income taxes payable	410,201	410,201	—
Dividends payable	492,431	492,431	488,856

Total current liabilities	5,763,767	5,763,767	4,781,449
Deferred compensation	631,855	631,855	1,014,167
Other liabilities	—	—	—
Derivative liability	—	125,000	—
Contingently redeemable equity interest	1,490,000	—	1,490,000
Stockholders’ investment	16,463,465	17,877,590	16,501,202

	$24,349,087	$24,398,212	$23,786,818

     See accompanying notes.

4 of 22

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,	2003		2002
	AS REPORTED	AS AMENDED
Net sales	$9,164,691	$9,164,691	$8,954,978
Cost of goods sold	5,667,046	5,667,046	5,424,221

Gross profit	3,497,645	3,497,645	3,530,757
Selling, general and administrative expense	2,029,734	2,029,734	1,880,652

Income from operations	1,467,911	1,467,911	1,650,105
Other income (expense):
Royalty income	190,325	190,325	163,961
Interest income	4,420	4,420	4,279
Interest expense	—	—	(11,290)

Income before income tax provision and cumulative effect of change in accounting principles	1,662,656	1,662,656	1,807,055
Provision for income taxes	642,152	642,152	706,277

Income before cumulative effect of change in accounting principles	1,020,504	1,020,504	1,100,778
Cumulative effect of change in accounting principles (net of tax effect of $49, 125)	—	(75,875)	—

Net income	$1,020,504	$944,629	$1,100,778

Earnings per common share:
Basic	$0.27	$0.25	$0.30
Diluted	$0.26	$0.24	$0.29

Dividends per common share	$0.13	$0.13	$0.13

See accompanying notes.

5 of 22

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,	2003		2002
	AS REPORTED	AS AMENDED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,020,504	$944,629	$1,100,778
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principles	—	75,875	—
Depreciation and amortization	175,333	175,333	150,069
Deferred compensation	—	—	(26,436)
Net changes in operating assets and liabilities	(111,161)	(111,161)	18,020

Net cash provided by operating activities	1,084,676	1,084,676	1,242,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(37,681)	(37,681)	(106,993)

Net cash used in investing activities	(37,681)	(37,681)	(106,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(488,856)	(488,856)	(440,466)
Purchase of common stock	(877,500)	(877,500)	—
Exercise of stock options	309,188	309,188	—

Net cash used in financing activities	(1,057,168)	(1,057,168)	(440,466)

Net (decrease) increase in cash	(10,173)	(10,173)	694,972
Cash at beginning of period	1,557,104	1,557,104	1,052,364

Cash at end of period	$1,546,931	$1,546,931	$1,747,336

See accompanying notes.

6 of 22

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2003, Annual Report on Form 10-K/A.

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

7 of 22

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at September 30, 2003 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2003, $125,000 has been classified as a derivative liability on the Company’s financial statements.

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption the Company recorded a derivative liability for the fair market value of a written put option of $125,000 and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) in the income statement. In addition, the contingently redeemable equity interest as of $1,490,000, as of July 1, 2003, was reclassified into equity. See Note 4 — Stock Purchase Agreement.

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

8 of 22

Stockholders’ investment increased to $17,877,590 at September 30, 2003, from $16,501,202 at June 30, 2003. The increase reflects net income of $944,629 and the effect of the change in accounting principle related to the adoption of Statement of Accounting Standards (“SFAS”) No. 150, in connection with the stock repurchase agreement with the Chairman of the Company (for more information, see the Recently Issued Financial Accounting Pronouncements section below).

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

9 of 22

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No.150 effective July 1, 2003. Upon adoption the Company recorded a derivative liability for the fair market value of a written put option of $125,000 and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) in the income statement.

10 of 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Subsequent to the date of the initial filing of this quarterly report on Form 10-Q, management became aware that a provision in the Company’s stock repurchase agreement with its chairman required adjustments to the Company’s financial statements upon a change of accounting principles mandated subsequent to the date of the agreement. Our management has now subscribed to additional publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases to attempt to avoid any similar errors in the future. Our financial reporting process with respect to preparation and review of regulatory filings have also been enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in the filing.

The discovery of the errors in the recording of the repurchases of common stock from our employees and the recording of the cumulative effect of the change in accounting principle has affected, to some extent, the Company’s previous conclusion about the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Management is of the view that these errors do not constitute a “material weakness” in the Company’s internal control over financial reporting identified by management. A “material weakness” is defined, in the relevant accounting literature, as a “reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Although these errors could constitute a “significant deficiency,” management has considered the

11 of 22

significance of the error (together with other reported errors) in light of the financial statements taken as whole and believes that the errors do not evidence or constitute a “material weakness” in the Company’s disclosure controls and procedures.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the date of the initial filing of this quarterly report on Form 10-Q, there have been changes, as described above, in the Company’s internal control over financial reporting. Management is of the view that these changes have not materially affected and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

12 of 22

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

13 of 22

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

14 of 22

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

Date: November 17, 2004	/s/ Michael J. Koss

Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: November 17, 2004	/s/ Sue Sachdeva

Sue Sachdeva
Vice President—Finance
Secretary

15 of 22

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

16 of 22

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

17 of 22

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

18 of 22

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

19 of 22

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

20 of 22