Form 10-Q/A
period 2003-12-31
KOSS CORP
filed 2004-11-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A,

Amendment No. 1

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

1 of 21

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

December 31, 2003

2 of 21

EXPLANATORY NOTE

Koss Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its original Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (the “Original Report”).

Subsequent to the filing of the Original Report on February 17, 2004, the Company concluded that certain provisions of a stock repurchase agreement with the Chairman of the Company required the adoption of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The new accounting pronouncement was effective for public companies for interim periods beginning after June 15, 2003.

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

3 of 21

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2003		June 30, 2003
	AS REPORTED	AS AMENDED
ASSETS
Current assets:
Cash	$941,007	$941,007	$1,557,104
Accounts receivable	9,614,966	9,614,966	8,695,553
Income taxes receivable	—	—	181,871
Inventories	9,006,416	9,006,416	7,333,772
Other current assets	1,225,909	1,225,909	1,240,383

Total current assets	20,788,298	20,788,298	19,008,683
Property and equipment, net	1,863,790	1,863,790	1,923,817
Other assets	2,869,798	2,914,923	2,854,318

	$25,517,886	$25,567,011	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,390,334	$3,390,334	$2,793,550
Accrued liabilities	1,621,514	1,621,514	1,499,043
Income taxes payable	287,232	287,232	—
Dividends payable	489,831	489,831	488,856

Total current liabilities	5,788,911	5,788,911	4,781,449
Deferred compensation	1,041,193	1,041,193	1,014,167
Derivative liability	—	125,000	—
Contingently redeemable equity interest	1,490,000	—	1,490,000
Stockholders’ investment	17,197,782	18,611,907	16,501,202

	$25,517,886	$25,567,011	$23,786,818

See accompanying notes to the condensed consolidated financial statements.

4 of 21

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
Period Ended December 31	2003	2002	2003		2002
			AS REPORTED	AS AMENDED
Net sales	$9,839,572	$7,818,848	$19,004,263	$19,004,263	$16,773,826
Cost of goods sold	6,097,572	4,627,988	11,764,618	11,764,618	10,052,209

Gross profit	3,742,000	3,190,860	7,239,645	7,239,645	6,721,617
Selling, general and administrative expense	1,972,115	1,733,143	4,001,849	4,001,849	3,613,795

Income from operations	1,769,885	1,457,717	3,237,796	3,237,796	3,107,822
Other income (expense)
Royalty income	387,367	254,760	577,692	577,692	418,721
Interest income	701	2,502	5,121	5,121	6,781
Interest expense	(960)	—	(960)	(960)	(11,290)

Income before income tax provision and cumulative effect of change in accounting principles	2,156,993	1,714,979	3,819,649	3,819,649	3,522,034
Provision for income taxes	861,517	668,842	1,503,669	1,503,669	1,375,119

Income before cumulative effect of change in accounting principles	1,295,476	1,046,137	2,315,980	2,315,980	2,146,915
Cumulative effect of change in accounting principles (net of tax effect of $49, 125)	—	—	—	(75,875)	—

Net income	$1,295,476	$1,046,137	$2,315,980	$2,240,105	$2,146,915

Earnings per common share:
Basic	$0.34	$0.29	$0.61	$0.59	$0.59
Diluted	$0.33	$0.27	$0.59	$0.57	$0.56

Dividends per common share	$0.13	$0.13	$0.26	$0.26	$0.26

See accompanying notes to the condensed consolidated financial statements.

5 of 21

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended December 31,	2003		2002
	AS REPORTED	AS AMENDED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,315,980	$2,240,105	$2,146,915
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles	—	75,875
Depreciation and amortization	350,667	350,667	254,520
Deferred compensation	27,026	27,026	(26,436)
Net changes in operating assets and liabilities	(1,487,297)	(1,487,297)	(1,382,487)

Net cash provided by operating activities	1,206,376	1,206,376	992,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(272,874)	(272,874)	(423,840)

Net cash used in investing activities	(272,874)	(272,874)	(423,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(981,287)	(981,287)	(477,172)
Purchase of common stock	(877,500)	(877,500)	(340,000)
Exercise of stock options	309,188	309,188	—

Net cash used in financing activities	(1,549,599)	(1,549,599)	(817,172)

Net decrease in cash	(616,097)	(616,097)	(248,500)
Cash at beginning of period	1,557,104	1,557,104	1,052,364

Cash at end of period	$941,007	$941,007	$803,864

See accompanying notes to the condensed consolidated financial statements.

6 of 21

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

Certain balances contained in the June 30, 2003 financial statements have been reclassified with the December 31, 2003 presentation.

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

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at December 31, 2003 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2003, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.	RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. We anticipate the adoption of this statement will have a material impact on our consolidated financial statements. We are in the process of determining the impact of this statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2003 amounted to $1,581,433. This was primarily a result of net income for the period partially offset by changes in operating assets and liabilities, primarily related to increases in accounts receivable, inventories, accounts payable, and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $272,874 for the six months ended December 31, 2003. Budgeted capital expenditures for fiscal year 2004 are $1,573,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

8 of 21

Stockholders’ investment increased to $18,611,907 at December 31, 2003, from $16,501,202 at June 30, 2003. The increase reflects the effect of net income and the effect of the change in accounting principle related to the adoption of Statement of Accounting Standards (“SFAS”) No. 150, in connection with the stock repurchase agreement with the Chairman of the Company (for more information, see the Recently Issued Financial Accounting Pronouncements section below), offset by the purchase and retirement of common stock and dividends declared during the period.

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

9 of 21

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

Interest income for the quarter was $701 as compared to $2,502 for the same quarter in 2002. For the six month period interest income was $5,121 compared to $6,781. The decrease in interest income in 2003 is a result of lower levels of invested excess cash.

Interest expense was $960 compared to $11,290 for the six months ended December 31, 2003.

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

10 of 21

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of the initial filing of this quarterly report on Form 10-Q, management became aware that a provision in the Company’s stock repurchase agreement with its Chairman required adjustments to the Company’s financial statements upon a change of accounting principles mandated subsequent to the date of the agreement. Our management has now subscribed to additional publications in order to keep current on applicable accounting issues and our new independent auditors will brief us on new accounting pronouncements and releases to attempt to avoid any similar errors in the future. Our financial reporting process with respect to preparation and review of regulatory filings have also been enhanced to include the utilization of a checklist by the preparer and reviewer to ensure that new accounting pronouncements and regulatory requirements are incorporated in the filing.

The discovery of the error in the recording of the cumulative effect of the change in accounting principle has affected, to some extent, the Company’s previous conclusion about the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Management is of the view that this error does not constitute a “material weakness” in the Company’s internal control over financial reporting identified by management. A “material weakness” is defined, in the relevant accounting literature, as a “reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Although this error could constitute a “significant deficiency,” management has considered the significance of the error (together with other reported errors) in light of the financial statements taken as whole and believes that the error does not evidence or constitute a “material weakness” in the Company’s disclosure controls and procedures.

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

11 of 21

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

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C . Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

15 of 21

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease	(28)

16 of 21

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.29	Partial Assignment, Termination and Modification of Lease	(29)

10.30	Restated Lease	(30)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

17 of 21

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

18 of 21

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

19 of 21