Form 10-Q/A
period 2004-03-31
KOSS CORP
filed 2004-11-17
CIK 56701

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

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

EXPLANATORY NOTE

Koss Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Original Report”).

Subsequent to the filing of the Original Report on May 17, 2004, the Company concluded that certain provisions of a stock repurchase agreement with the Chairman of the Company required the adoption of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The new accounting pronouncement was effective for public companies for interim periods beginning after June 15, 2003.

The change is reflected in this Form 10-Q/A: (i) on the Company’s balance sheet set forth in Item 1. – Financial Statements as an increase in other assets of $49,125, an increase in derivative liability of $125,000, a decrease in contingently redeemable equity interest of $1,490,000, and an increase in stockholders’ investment of $1,414,125; (ii) on the Company’s income statement set forth in Item 1. – Financial Statements as a loss of $75,875 reflecting the cumulative effect of the change in accounting principle; (iii) on the Company’s statement of cash flows as an adjustment of $75,875 reflecting the cumulative effect of the change in accounting principle; (iv) in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations; (v) in Item 4. – Controls and Procedures, in the discussion of Recently Issued Financial Accounting Pronouncements; and (vi) in updated certifications of certain executive officers, as of the date of this Form 10-Q/A.

This Form 10-Q/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.

This amended quarterly report continues to speak as of the original date of the original quarterly report and unless as otherwise noted, the Company has not updated the disclosure in this amended quarterly report to speak as of a later date.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004		June 30, 2003
	AS REPORTED	AS AMENDED
ASSETS
Current assets:
Cash	$1,293,768	$1,293,768	$1,557,104
Accounts receivable	9,255,081	9,255,081	8,695,553
Inventories	8,610,684	8,610,684	7,333,772
Income taxes receivable	—	—	181,871
Other current assets	982,454	982,454	1,240,383

Total current assets	20,141,987	20,141,987	19,008,683
Property and equipment, net	2,163,509	2,163,509	1,923,817
Other assets	2,843,320	2,892,445	2,854,318

	$25,148,816	$25,197,941	$23,786,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,327,024	$2,327,024	$2,793,550
Accrued liabilities	1,806,236	1,806,236	1,499,043
Income taxes payable	99,285	99,285	—
Dividends payable	489,831	489,831	488,856

Total current liabilities	4,722,376	4,722,376	4,781,449
Deferred compensation	1,069,156	1,069,156	1,014,167
Derivative Liability	—	125,000	—
Contingently redeemable equity interest	2,500,000	—	1,490,000
Stockholders’ investment	16,857,284	19,281,409	16,501,202

	$25,148,816	$25,197,941	$23,786,818

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
Period Ended March 31	2004	2003	2004		2003
			AS REPORTED	AS AMENDED
Net sales	$10,547,180	$8,264,668	$29,551,443	$29,551,443	$25,038,494
Cost of goods sold	6,299,669	4,749,862	18,064,287	18,064,287	14,802,071

Gross profit	4,247,511	3,514,806	11,487,156	11,487,156	10,236,423
Selling, general and administrative expense	2,533,181	2,412,662	6,535,030	6,535,030	6,026,457

Income from operations	1,714,330	1,102,144	4,952,126	4,952,126	4,209,966
Other income (expense)
Royalty income	183,750	34,015	761,442	761,442	452,736
Interest income	1,711	1,851	6,832	6,832	8,632
Interest expense	—	—	(960)	(960)	(11,290)

Income before income tax provision and cumulative effect of change in accounting principles	1,899,791	1,138,010	5,719,440	5,719,440	4,660,044
Provision for income taxes	741,975	438,822	2,245,644	2,245,644	1,813,941

Income before cumulative effect of change in accounting principles	1,157,816	699,188	3,473,796	3,473,796
Cumulative effect of change in accounting principles (net of tax effect of $49,125)	—	—	—	(75,875)

Net income	$1,157,816	$699,188	$3,473,796	$3,397,921	$2,846,103

Earnings per common share:
Basic	$0.31	$0.19	$0.92	$0.90	$0.78
Diluted	$0.29	$0.18	$0.88	$0.86	$0.74

Dividends per common share	$0.13	$0.13	$0.39	$0.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31,	2004		2003
	AS REPORTED	AS AMENDED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,473,796	$3,397,921	$2,846,103
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles	—	75,875	—
Depreciation and amortization	542,629	542,629	412,583
Deferred compensation	54,989	54,989	(26,436)
Net changes in operating assets and liabilities	(1,520,473)	(1,520,473)	(505,174)

Net cash provided by operating Activities	2,550,941	2,550,941	2,727,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(760,657)	(760,657)	(569,663)

Net cash used in investing activities	(760,657)	(760,657)	(569,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,469,493)	(1,469,493)	(1,392,210)
Purchase of common stock	(893,315)	(893,315)	(1,041,000)
Exercise of stock options	309,188	309,188	223,838

Net cash used in financing Activities	(2,053,620)	(2,053,620)	(2,209,372)

Net decrease in cash	(263,336)	(263,336)	(51,959)
Cash at beginning of period	1,557,104	1,557,104	1,052,364

Cash at end of period	$1,293,768	$1,293,768	$1,000,405

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

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at March 31, 2004, was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased shall be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2004, $125,000 has been classified as a derivative liability on the Company’s financial statements.

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

Stockholders’ investment increased to $19,281,409 at March 31, 2004, from $16,501,202 at June 30, 2003. The increase reflects the effect of net income and the effect of the change in accounting principle related to the adoption of Statement of Accounting Standards (“SFAS”) No. 150, in connection with the stock repurchase agreement with the Chairman of the Company (for more information, see the Recently Issued Financial Accounting Pronouncements section below), offset by the exercise of stock options, purchase and retirement of common stock and dividends declared during the period.

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

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption the Company recorded a derivative liability for the fair market value of a written put option of $125,000 and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) in the income statement. See Note 4 – Stock Purchase Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed on page 8 of this Form 10-Q/A.

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

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

4.1	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

4.2	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Officer Loan Policy	(3)

10.3	Supplemental Medical Care Reimbursement Plan	(4)

10.4	Death Benefit Agreement with John C. Koss	(5)

10.5	Stock Purchase Agreement with John C. Koss	(6)

10.6	Salary Continuation Resolution for John C . Koss	(7)

10.7	1983 Incentive Stock Option Plan	(8)

10.8	Assignment of Lease to John C. Koss	(9)

10.9	Addendum to Lease	(10)

10.10	1990 Flexible Incentive Plan	(11)

10.12	Loan Agreement, effective as of February 17, 1995	(12)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(13)

10.14	Amendment to Loan Agreement dated April 29, 1999	(14)

10.15	Amendment to Loan Agreement dated December 15, 1999	(15)

10.16	Amendment to Loan Agreement dated October 10, 2001	(16)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(17)

10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(18)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(19)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(20)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(21)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(22)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(23)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(24)

10.25	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(25)

10.26	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(26)

10.27	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(27)

10.28	Amendment to Lease	(28)

10.29	Partial Assignment, Termination and Modification of Lease	(29)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.30	Restated Lease	(30)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and
attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(Furnished and attached hereto)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
(12)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(15)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(17)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
(25)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(30)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)