Form 10-Q
period 2004-12-31
KOSS CORP
filed 2005-02-14
CIK 56701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended December 31, 2004
                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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


At December 31, 2004, there were 3,689,025 shares outstanding of the registrant's common stock, $0.005 par value per share.



                                    1 of 16

                        KOSS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2004

                                      INDEX

                                                                                                 Page

PART I            FINANCIAL INFORMATION

                  Item 1     Financial Statements

                             Condensed Consolidated Balance Sheets
                             December 31, 2004 (Unaudited) and June 30, 2004                      3

                             Condensed Consolidated Statements
                             of Income (Unaudited)
                             Three months and six months ended
                             December 31, 2004 and 2003                                           4

                             Condensed Consolidated Statements of Cash
                             Flows (Unaudited)
                             Six months ended December 31, 2004 and 2003                          5

                             Notes to Condensed Consolidated Financial
                             Statements (Unaudited) December 31, 2004                             6-7

                  Item 2     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                        7-9

                  Item 3     Quantitative and Qualitative Disclosures
                             About Market Risk                                                    9

                  Item 4     Controls and Procedures                                              9-10


PART II           OTHER INFORMATION

                  Item 6     Exhibits                                                             11



                                    2 of 16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        KOSS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                 December 31, 2004      June 30, 2004
                                                                 -----------------      -------------
ASSETS
     Current Assets:
         Cash                                                          $3,597,054          $2,110,917
         Accounts Receivable                                            8,235,316           9,340,091
         Inventories                                                    6,635,540           7,315,359
         Other current assets                                           1,451,057           1,520,371
------------------------------------------------------------------------------------------------------
             Total current assets                                      19,918,967          20,286,738
     Property and equipment, net                                        3,079,065           2,697,313
     Deferred income taxes                                                201,135             250,260
     Other assets                                                       2,294,346           2,445,245
------------------------------------------------------------------------------------------------------
                                                                      $25,493,513         $25,679,556
======================================================================================================

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
     Current liabilities:
         Accounts payable                                              $1,609,425          $1,049,406
         Accrued liabilities                                            1,446,910           1,754,038
         Income taxes                                                     615,546             185,990
         Dividends payable                                                479,573             490,070
------------------------------------------------------------------------------------------------------
             Total current liabilities                                  4,151,454           3,479,504
     Deferred compensation                                                985,265             985,265
     Derivative liability                                                 125,000             125,000
     Stockholders' investment                                          20,231,794          21,089,787
------------------------------------------------------------------------------------------------------
                                                                      $25,493,513         $25,679,556
======================================================================================================


See accompanying notes to the condensed consolidated financial statements.


                                    3 of 16

                        KOSS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months                      Six Months
----------------------------------------------------------------------------------------------------------------------------
Period Ended December 31                                   2004              2003                  2004             2003
----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                $10,225,079        $9,839,572          $19,197,659     $19,004,263
Cost of goods sold                                         6,266,461         6,097,572           11,816,068      11,764,618
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                               3,958,618         3,742,000            7,381,591       7,239,645
Selling general and
  administrative expense                                   2,456,825         1,972,115            4,576,346       4,001,849
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                     1,501,793         1,769,885            2,805,245       3,237,796
Other income (expense)
  Royalty income                                             484,614           387,367              636,070         577,692
  Interest income                                             12,678               701               16,876           5,121
  Interest expense                                                 0             (960)                    0           (960)
----------------------------------------------------------------------------------------------------------------------------
Income before income tax provision and                     1,999,085         2,156,993            3,458,191       3,819,649
   cumulative effect of change in
   accounting principles
Provision for income taxes                                   779,643           861,517            1,348,838       1,503,669
----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change                  1,219,442         1,295,476            2,109,353       2,315,980
   in accounting principles
Cumulative effect of change in
   accounting principles (net of tax of $49,125)                   0                 0                    0        (75,875)
----------------------------------------------------------------------------------------------------------------------------
  Net Income                                             $ 1,219,442        $1,295,476          $ 2,109,353     $ 2,240,105
============================================================================================================================
Earnings per common share:
Basic earnings per common share:
   Before cumulative effect of accounting change               $0.33             $0.34                $0.57           $0.61
   Accounting change                                            0.00              0.00                 0.00          (0.02)
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:                               $0.33             $0.34                $0.57           $0.59
Diluted earning per common share:
   Before cumulative effect of accounting change               $0.31             $0.33                $0.55           $0.59
   Accounting change                                            0.00              0.00                 0.00          (0.02)
----------------------------------------------------------------------------------------------------------------------------
Diluted earning per common share                               $0.31             $0.33                $0.55           $0.57
============================================================================================================================
Dividends per common share                                     $0.13             $0.13                $0.26           $0.26
============================================================================================================================


See accompanying notes to the condensed consolidated financial statements.




                                    4 of 16

                        KOSS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six Months Ended December 31,                                                      2004               2003
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
        Net income                                                                $ 2,109,353       $  2,240,105
        Adjustments to reconcile net
                income to net cash provided
                by operation activities:
                        Depreciation and amortization                                 401,975            350,667
                        Net changes in operating assets and
                             liabilities                                            2,760,271        (1,384,396)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                   5,271,599          1,206,376
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of equipment                                                    (818,116)          (272,874)
-----------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                               (818,116)          (272,874)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends paid                                                              (960,121)          (981,287)
        Purchase of common stock                                                  (2,130,625)          (877,500)
        Exercise of stock options                                                     123,400            309,188
-----------------------------------------------------------------------------------------------------------------
        Net cash used in financing
                activities                                                        (2,967,346)        (1,549,599)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                     1,486,137          (616,097)
Cash at beginning of period                                                         2,110,917          1,557,104
-----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $ 3,597,054        $   941,007
=================================================================================================================


See accompanying notes to the condensed consolidated financial statements.



                                    5 of 16

                        KOSS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

         The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter ended December 31, 2004 is not necessarily indicative of the operating results for the full year in 2004.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2004 Annual Report on Form 10-K.

2.       EARNINGS PER COMMON SHARE
         -------------------------

         Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2004 and 2003 were 3,692,970 and 3,767,929, respectively. For the six months ended December 31, 2004 and 2003, weighted average number of common shares outstanding were 3,856,895 and 3,767,011, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 132,392 and 115,523 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended December 31, 2004 and 2003, respectively. Common stock equivalents of 147,380 and 126,021 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the six months ended December 31, 2004 and 2003, respectively.

3.       INVENTORIES
         -----------

         The classification of inventories is as follows:

                                                                        December 31, 2004     June 30, 2004
                   ----------------------------------------------------------------------------------------
                   Raw materials and work in process                         $2,987,427         $1,849,167
                   Finished goods                                             4,597,320          6,415,399
                   ----------------------------------------------------------------------------------------
                                                                              7,584,747          8,264,566
                   LIFO reserve                                               (949,207)          (949,207)
                   ----------------------------------------------------------------------------------------
                                                                             $6,635,540         $7,315,359
                   ========================================================================================


                                    6 of 16

4.       STOCK PURCHASE AGREEMENT
         ------------------------

          The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at December 31, 2004 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman's estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2004 and June 30, 2004, $125,000 has been classified as a derivative liability on the Company's financial statements.

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

5.        DIVIDENDS DECLARED
          ------------------

          On December 15, 2004, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on December 31, 2004 to be paid January 14, 2005. Such dividend payable has been recorded at December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Cash provided by operating activities during the six months ended December 31, 2004 amounted to $5,271,599. This was primarily a result of net income for the period and changes in operating assets and liabilities, primarily related to increases in accounts payable and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $818,116 for the six months ended December 31, 2004. Budgeted capital expenditures for fiscal year 2005 are $1,611,860. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders' investment decreased to $20,231,794 at December 31, 2004, from $21,089,787 at June 30, 2004. The decrease reflects the effect of the purchase and retirement of common stock and dividends declared and paid, offset by net income and the exercise of stock options.

The Company amended its existing credit facility in November 2004, extending the maturity date of the unsecured line of credit to November 1, 2005. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company's common stock repurchase program. Borrowings under this credit facility bear interest at the bank's prime rate, or LIBOR plus 1.75%. This



                                    7 of 16
credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2004 or June 30, 2004. The Company did not utilize the credit facility during the quarter ended December 31, 2004.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2004, for a maximum of $40,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the six months ended December 31, 2004, the Company purchased 94,250 shares of its common stock at an average net price of $22.61 per share, for a total net purchase price of $2,130,625.

From the commencement of the Company's stock repurchase program through December 31, 2004, the Company has purchased a total of 5,259,084 shares for a total gross purchase price of $42,786,170, (representing an average gross purchase price of $8.14 per share) and a total net purchase price of $38,160,685 (representing an average net purchase price of $7.26 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from employees shares of the Company's stock acquired by such employees pursuant to the Company's stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust ("ESOP") pursuant to which shares of the Company's stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the six months ended December 31, 2004 the ESOP purchased 1,502 of the Company's stock.

Results of Operations
---------------------

Net sales for the second quarter ended December 31, 2004 rose 4% to $10,225,079 from $9,839,572 for the same period in 2003. Net sales for the six months ended December 31, 2004 were $19,197,659 up 1% compared with $19,004,263 during the same six months one year ago. This increase in net sales was primarily due to increases in export sales, most notably to Europe.

Gross profit as a percent of net sales was 39% for the quarter ended December 31, 2004 compared to 38% for the same period in the prior year. For the six month periods ended December 31, 2004 and 2003, the gross profit percentage was 38%.

Selling, general and administrative expenses for the quarter ended December 31, 2004 were $2,456,825 or 24% of net sales, compared to $1,972,115 or 20% of net sales for the same period in 2003. For the six month period ended December 2004, these expenses were $4,576,346 or 24% of net sales, compared to $4,001,849 or 21% of net sales, for the same period in 2003. This was due to the Company experiencing higher marketing expenses in preparation for the Consumer Electronics Show held in January 2005.

For the second quarter ended December 31, 2004, income from operations was $1,501,793 versus $1,769,885 for the same period in the prior year. Income from operations for the six months ended December 31, 2004 was $2,805,245 as compared to $3,237,796 for the same period in 2003. This was due to the Company experiencing higher selling, general and administrative expenses.

Royalty income for the quarter ended December 31, 2004 was $484,614, compared to $387,367 for the quarter ended December 31, 2003. For the six month period ended December 31, 2004 royalty income


                                    8 of 16
was $636,070 compared to $577,692 for the period ending December 31, 2003. The increase in royalty income was due to increased sales by Jiangsu Electronics. However, effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, and as subsequently amended (the "License Agreement") between the Company and Jiangsu Electronics Limited of Hong Kong ("Jiangsu"). As a result of the termination, other than Jiangsu's post-termination right to sell Company-approved licensed products, as set forth in the License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu's products under the License Agreement. Royalty income on all previously approved products, which are already in the pipeline, will still be owed to the Company. The Company believes that the immediate impact on our fiscal year will be approximately $170,000 in net income or $0.05 per share. The Company also forecasts the possible reduction of its minimum royalty payments for fiscal year 2006 at $0.09 per share.

Interest income for the quarter was $12,678 as compared to $701 for the same quarter in 2003. For the six month period interest income was $16,876 compared to $5,121.

The provision for income taxes for the quarter ended December 31, 2004, was $779,643 compared with $861,517 for the same period last year. For the six months ended December 31, 2004, the provision for income taxes was $1,348,838 compared with $1,503,669 for the same period last year. The effective tax rate was 39% for each of the quarters.

Recently Issued Financial Accounting Pronouncements
---------------------------------------------------

During May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption the Company recorded a derivative liability for the fair market value of a written put option of $125,000 and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) in the income statement.

During December 2004, the FASB issued Revised SFAS No. 123, "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Revised SFAS No. 123 also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We are in the process of determining the impact of Revised SFAS No. 123 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In management's opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company's commercial credit facility used for working capital purposes and stock repurchases as disclosed on page 8 of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to


                                    9 of 16
allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "forecasts" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

                                    10 of 16

                                     PART II
                                OTHER INFORMATION

ITEM 6            EXHIBITS

                  See Exhibit Index attached hereto.



                                    11 of 16

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KOSS CORPORATION


                  Date:  February 14, 2005           /s/ Michael J. Koss
                         -----------------           -------------------
                                                     Michael J. Koss
                                                     Vice Chairman, President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                  Date:  February 14, 2005           /s/ Sue Sachdeva
                         -----------------           ----------------
                                                     Sue Sachdeva
                                                     Vice President--Finance
                                                     Secretary


                                    12 of 16

                                  EXHIBIT INDEX
                                  -------------

                                                                                        Incorporation
Exhibit             Exhibit Title                                                       by Reference
-------             -------------                                                       -------------

3(i)                Certificate of Incorporation of Koss Corporation, as in
                    effect on September 25, 1996                                              (1)

3(ii)               By-Laws of Koss Corporation, as in effect on
                    September 25, 1996                                                        (2)

10.1                License Agreement dated November 15, 1991 between
                    Koss Corporation and Trabelco N.V. (a subsidiary
                    of Hagemeyer N.V.) for North America, Central
                    America and South America (including Amendment
                    to License Agreement dated November 15, 1991;
                    Renewal Letter dated November 18, 1994; and Second
                    Amendment to License Agreement dated September 29, 1995)                  (3)

10.2                Third Amendment and Assignment of License Agreement to Jiangsu
                    Electronics Industries Limited dated as of March 31,
                    1997                                                                      (4)

10.3                Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29,
                    1998                                                                      (5)

10.4                Fifth Amendment to License Agreement between Koss Corporation and
                    Jiangsu Electronics Industries Limited dated March 30,
                    2001                                                                      (6)

10.5                Sixth Amendment to License Agreement between Koss Corporation and
                    Jiangsu Electronics Industries Limited dated August 15,
                    2001                                                                      (7)

10.6                Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28,
                    2001                                                                      (8)

10.7                Eighth Amendment to License Agreement between
                    Koss Corporation and Jiangsu Electronics Industries
                    Limited dated July 31, 2002                                               (9)

10.8                Ninth Amendment to License Agreement between
                    Koss Corporation and Jiangsu Electronics Industries
                    Limited dated June 30, 2004                                              (10)

10.9                License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License
                    Agreement dated June 30, 1998)                                           (11)

10.10               Amendment and Extension Agreement between Koss Corporation and
                    Logitech Electronics Inc. dated May 1, 2001                              (12)


                                    13 of 16

31.1                Certification pursuant to Rule 13a-14(a) under the Securities          (Filed and
                    Exchange Act of 1934                                                attached hereto)

32.1                Certification pursuant to 18 U.S.C. Section 1350, as adopted          (Furnished and
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            attached hereto)


(1)                 Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


(2)                 Incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)


(3)                 Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)                 Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(5)                 Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(6)                 Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(7)                 Incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(8)                 Incorporated by reference from Exhibit 10.23 to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(9)                 Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(10)                Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 2004 (Commission File No. 0-3295)

(11)                Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form
                    10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(12)                Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)



                                    14 of 16