Form 10-Q
period 2005-03-31
KOSS CORP
filed 2005-05-16
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005
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

YES ☑          NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐          NO ☑

At March 31, 2005, there were 3,691,525 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2005

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current Assets:
Cash	$4,654,523	$2,110,917
Accounts Receivable	7,527,577	9,340,091
Inventories	6,176,221	7,315,359
Other current assets	1,232,115	1,520,371

Total current assets	19,590,436	20,286,738
Property and equipment, net	3,054,494	2,697,313
Deferred income taxes	201,135	250,260
Other assets	2,275,016	2,445,245

	$25,121,081	$25,679,556

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,132,436	$1,049,406
Accrued liabilities	1,524,229	1,754,038
Income taxes	219,569	185,990
Dividends payable	479,898	490,070

Total current liabilities	3,356,132	3,479,504

Deferred compensation	985,265	985,265
Derivative liability	125,000	125,000
Stockholders’ investment	20,654,684	21,089,787

	$25,121,081	$25,679,556

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2005	2004	2005	2004

Net Sales	$9,772,686	$10,547,180	$28,970,345	$29,551,443
Cost of goods sold	6,159,205	6,299,669	17,975,273	18,064,287

Gross Profit	3,613,481	4,247,511	10,995,072	11,487,156
Selling general and administrative expense	2,200,546	2,533,181	6,776,892	6,535,030

Income from operations	1,412,935	1,714,330	4,218,180	4,952,126
Other income (expense)
Royalty income	21,921	183,750	657,991	761,442
Interest income	17,563	1,711	34,439	6,832
Interest expense	0	0	0	(960)

Income before income tax provision and cumulative effect of change in accounting principles	1,452,419	1,899,791	4,910,610	5,719,440

Provision for income taxes	566,443	741,975	1,915,281	2,245,644

Income before cumulative effect of change in accounting principles	885,976	1,157,816	2,995,329	3,473,796
Cumulative effect of change in accounting principles (net of tax of $49,125)	0	0	0	(75,875)

Net Income	$885,976	$1,157,816	$2,995,329	$3,397,921

Earnings per common share:
Basic earnings per common share:
Before cumulative effect of accounting change	$0.24	$0.31	$0.81	$0.92
Accounting change	0.00	0.00	0.00	(0.02)

Basic earnings per common share	$0.24	$0.31	$0.81	$0.90

Diluted earning per common share:
Before cumulative effect of accounting change	$0.23	$0.29	$0.76	$0.88
Accounting change	0.00	0.00	0.00	(0.02)

Diluted earning per common share	$0.23	$0.29	$0.76	$0.86

Dividends per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended March, 31	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,995,329	$3,397,921
Adjustments to reconcile net income to net cash provided by operation activities:
Cumulative effect of change in accounting principles	0	75,875
Depreciation and amortization	777,574	542,629
Deferred compensation	0	54,989
Net changes in operating assets and liabilities	3,227,760	(1,520,473)

Net cash provided by operating activities	7,000,663	2,550,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(1,026,626)	(760,657)

Net cash used in investing activities	(1,026,626)	(760,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,440,019)	(1,469,493)
Purchase of common stock	(2,130,625)	(893,315)
Exercise of stock options	140,213	309,188

Net cash used in financing activities	(3,430,431)	(2,053,620)

Net increase (decrease) in cash	2,543,606	(263,336)
Cash at beginning of period	2,110,917	1,557,104

Cash at end of period	$4,654,523	$1,293,768

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
March 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. The income from operations for the quarter ended March 31, 2005 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2004 Annual Report on Form 10-K.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2005 and 2004 were 3,689,728 and 3,767,615, respectively. For the nine months ended March 31, 2005 and 2004, weighted average number of common shares outstanding were 3,829,820 and 3,767,212, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 85,999 and 223,235 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended March 31, 2005 and 2004, respectively. Common stock equivalents of 126,900 and 220,704 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the nine months ended March 31, 2005 and 2004, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	March 31, 2005	June 30, 2004

Raw materials	$2,810,159	$1,849,167
Work in process	—	—
Finished goods	4,315,269	6,415,399

	7,125,428	8,264,566
LIFO reserve	(949,207)	(949,207)

	$6,176,221	$7,315,359

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at March 31, 2005 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2005 and June 30, 2004, $125,000 has been classified as a derivative liability on the Company’s financial statements.

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

On March 15, 2005, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on March 31, 2005 to be paid April 15, 2005. Such dividend payable has been recorded at March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2005 amounted to $7,000,663. This was primarily a result of net income for the period and changes in operating assets and liabilities, primarily related to decreases in accounts receivable and in vendors.

Capital expenditures for new property and equipment (including production tooling) were $1,026,626 for the nine months ending March 31, 2005. Budgeted capital expenditures for the fiscal year 2005 are $1,611,860. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $20,654,864 at March 31, 2005, from $21,089,787 at June 30, 2004. The decrease reflects the effect of the exercise of stock options, purchase and retirement of common stock, offset by net income and dividends paid, and a reclassification of contingently redeemable equity interest.

The Company amended its existing credit facility in November 2004, extending the maturity date of the unsecured line of credit to November 1, 2005. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The Company has been and is well within the requirements under the credit facility.

The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2005 or June 30, 2004. The Company did not utilize the credit facility during the quarter ended March 31, 2005.

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

For the nine month period ended March 31, 2005, the Company purchased 94,250 shares of its common stock at a net price of $22.61 per share, for a total net purchase price of $2,130,625.

From the commencement of the Company’s stock repurchase program through March 31, 2005, the Company has purchased a total of 5,259,084 shares for a total gross purchase price of $42,786,170, (representing an average gross purchase price of $8.14 per share) and a total net purchase price of $38,160,685 (representing an average net purchase price of $7.26 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. For the nine months ended March 31, 2005, the ESOP purchased 3,443 shares of the Company’s stock.

Results of Operations

Net sales for the third quarter ended March 31, 2005 fell to $9,772,686 from $10,547,180, down 7% from the same period in 2004. Net sales for the nine months ended March 31, 2005 were down 2% at $28,970,345 compared with $29,551,443 during the nine months ended March 31, 2004. The decrease is due to slower sales experienced in the third quarter.

Gross profit as a percent of net sales was 37% for the quarter ended March 31, 2005, compared to 40% for the same period in the prior year. For the nine month period ended March 31, 2005, the gross profit percentage was 38% compared to 39% for the same period in 2004. The decrease is primarily due to increased freight costs and manufacturing overhead.

Selling, general and administrative expenses for the quarter ended March 31, 2005 were $2,220,546 or 23% of net sales, compared to $2,533,181, or 24% of net sales for the same period in 2004. For the nine month period ended March 31 2005, these expenses were $6,776,892 or 23% of net sales, compared to $6,535,030 or 22% of net sales for the same period in 2004.

For the third quarter ended March 31, 2005, income from operations was $1,412,935 versus $1,714,330 for the same period in the prior year. Income from operations for the nine months ended March 31, 2005 was $4,218,180 as compared to $4,952,126 for the same period in 2004.

Royalty income for the quarter ended March 31, 2005 was $21,921, compared to $183,750 for the quarter ended March 31, 2004. For the nine month period ended March 31, 2005, royalty income was $657,991 compared to $761,442 for the period ending March 31, 2004. Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, and as subsequently amended (the “License Agreement”) between the Company and Jiangsu Electronics Limited of Hong Kong (“Jiangsu”). As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the License Agreement. Royalty income on all previously approved products, which are already in the pipeline, will still be owed to the Company. The Company believes that the immediate impact on our current fiscal year will be a reduction of approximately $170,000 in net income or $0.05 per share. The Company also forecasts the possible reduction of its minimum royalty payments for fiscal year 2006 at approximately $300,000 in net income or $0.09 per share.

Interest income for the quarter was $17,563 as compared to $1,711 for the same quarter in 2004. For the nine month period interest income was $34,439 compared to $6,832.

The provision for income taxes for the quarter ended March 31, 2005, was $566,443 compared with $741,975 for the same period last year. For the nine months ended March 31, 2005, the provision for income taxes was $1,915,281 compared with $2,245,644 for the same period last year. The effective tax rate was 39% for each of the quarters.

Recently Issued Financial Accounting Pronouncements

During May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption the Company recorded a derivative liability for the fair market value of a written put option of $125,000 and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) in the income statement.

During December 2004, the FASB issued Revised SFAS No. 123, “Shared-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Revised SFAS No. 123 also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments and is effective for the first interim or annual reporting period beginning after June 15, 2005. We are in the process of determining the impact of Revised SFAS No. 123 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed on page 8 of this Form 10-Q.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer/Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

              See Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

Date: May 16, 2005	/s/ Michael J. Koss

Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: May 16, 2005	/s/ Sue Sachdeva

Sue Sachdeva
Vice President—Finance
Secretary

EXHIBIT INDEX

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
3(i)	Certificate of Incorporation of Koss Corporation, as in effect on September 25, 1996	(1)

3(ii)	By-Laws of Koss Corporation, as in effect on September 25, 1996	(2)

10.1	Death Benefit Agreement with John C. Koss	(3)

10.2	Stock Purchase Agreement with John C. Koss	(4)

10.3	Salary Continuation Resolution for John C . Koss	(5)

10.4	1983 Incentive Stock Option Plan	(6)

10.5	Assignment of Lease to John C. Koss	(7)

10.6	Addendum to Lease	(8)

10.7	Amendment to Lease	(9)

10.8	Partial Assignment, Termination and Modification of Lease	(10)

10.9	Restated Lease	(11)

10.10	1990 Flexible Incentive Plan	(12)

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997)	(13)

10.12	Loan Agreement, effective as of February 17, 1995	(14)

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995	(15)

10.14	Amendment to Loan Agreement dated April 29, 1999	(16)

10.15	Amendment to Loan Agreement dated December 15, 1999	(17)

10.16	Amendment to Loan Agreement dated October 10, 2001	(18)

10.17	License Agreement dated November 15, 1991 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for North America, Central America and South America (including Amendment to License Agreement dated November 15, 1991; Renewal Letter dated November 18, 1994; and Second Amendment to License Agreement dated September 29, 1995)	(19)

Designation		Incorporation
of Exhibit	Exhibit Title	by Reference
10.18	License Agreement dated September 29, 1995 between Koss Corporation and Trabelco N.V. (a subsidiary of Hagemeyer N.V.) for Europe (including First Amendment to License Agreement dated December 26, 1995)	(20)

10.19	Third Amendment and Assignment of License Agreement to Jiangsu Electronics Industries Limited dated as of March 31, 1997	(21)

10.20	Fourth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated as of May 29, 1998	(22)

10.21	Fifth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated March 30, 2001	(23)

10.22	Sixth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated August 15, 2001	(24)

10.23	Seventh Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated December 28, 2001	(25)

10.24	Eighth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated July 31, 2002	(26)

10.25	Ninth Amendment to License Agreement between Koss Corporation and Jiangsu Electronics Industries Limited dated June 30, 2004	(27)

10.26	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998)	(28)

10.27	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001	(29)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(Filed and attached hereto)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished and attached hereto)	(Furnished and attached hereto)

(1)            Incorporated by reference from Exhibit 3.1 to the Company’s Annual

Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(3)	Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(4)	Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(5)	Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(6)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(7)	Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(8)	Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 (Commission File No. 0-3295)

(9)	Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(10)	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(11)	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(12)	Incorporated by reference from Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 0-3295)

(13)	Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(14)	Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Commission File No. 0-3295)

(15)	Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 0-3295)

(16)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 (Commission File No. 0-3295

(17)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-3295)

(18)	Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(19)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(20)	Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-3295)

(21)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-3295)

(22)	Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(23)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)

(24)	Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 (Commission File No. 0-3295)

(25)	Incorporated by reference from Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File No. 0-3295)

(26)	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-3295)

(27)	Incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-3295)

(28)	Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-3295)

(29)	Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-3295)