Form 10-K
period 2005-06-30
KOSS CORP
filed 2005-09-28
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-3295
KOSS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	391168275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212

(Address of principal executive offices	(Zip Code)
Registrant’s telephone number, including area code: (414) 964-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.005 par value (voting)
(Title of class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2004 was approximately $14,119,495 (based on the $19.46 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2004). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2004 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.
     On September 22, 2005, 3,744,525 shares of voting common stock were outstanding.
Documents Incorporated by Reference
     Part III incorporates by reference information from Koss Corporation’s Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Report.

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

	2005	2004	2003
Stereophones	100%	100%	100%
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
Ninety five percent of the Company’s products are stereo headphones for listening to music. The products are not significantly differentiated by channel or application with the exception of products sold to school systems, which sometimes include a microphone. Sales in this application represent less than 5% of the Company’s revenue. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective. The business could also be classified by distribution channel. Consumers purchase more than 95% of the Koss stereophone range of product through some form of retail channel or reseller.
The Company maintains a sales office in Switzerland. The Company sells its products to independent distributors in countries outside the United States (see Foreign Sales section below), including Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico. The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts. During the last three fiscal years, foreign sales of all Koss products, including the products of Bi Audio (since its acquisition), were as follows:

	2005	2004	2003
Percentage of Revenue
Derived from the Export of Koss Products	28%	15.7%	12.5%
Management believes that it has sources of raw materials that are adequate for its needs.
No employment or compensation agreement exists between the Company and its dealers. The Company has two independent manufacturer’s representatives for distribution. The Company typically signs one year contracts with these manufacturer’s representatives. These agreements are seldom renewed in writing.
The Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena. The sales from these agreements accounted for approximately 12% of the Company’s total revenue in 2005. The automotive representative was paid 5% for all business in this area in 2005, and will be paid 4% in 2006, 3% in 2007, and 2% thereafter.
The Company’s remaining agreements with distributors, past or present, pertain to geographic countries without compensation attached. The Company has the right to terminate these agreements with foreign distributors without cause.
INTELLECTUAL PROPERTY
John Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia. The Company currently has 193 trademarks registered in 65 countries around the world and patents in 25 countries. The Company has trademarks to protect the brand name Koss and its logo on its products. These trademarks are maintained throughout the countries in which the Company sells its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.
SEASONALITY
Although retail sales of consumer electronics are typically higher during the holiday season, stereophones have also seen increased interest as gift items over the years. Management of the Company is of the opinion that its business and industry segment are no longer seasonal as evidenced by the fact that 47% of sales occurred in the first six months of the fiscal year ended June 30, 2005, and 53% of sales occurred in the latter six months of that fiscal year. Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products. Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones.
WORKING CAPITAL AND BACKLOG
The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion. For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company’s current backlog of orders is not deemed material in relation to net sales during fiscal 2005.
CUSTOMERS
The Company markets a line of products used by consumers to listen to music. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company markets its products to approximately 2,000 retailers and distributors worldwide. During 2005, the Company’s sales to its largest single customer, Wal-Mart Stores Inc., were approximately 15% of total gross sales. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. Loss of retailers and distributors means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers. Management believes that any loss of Wal-Mart’s revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income. The five largest customers of the Company (including Wal-Mart) accounted for approximately 42% of total sales in 2005.
COMPETITION
The Company focuses on the headphone industry. The acquisition of ADDAX in 2003, now Bi Audio, expands the Company’s investment into additional categories of headsets, headphones, and stereophones. In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company. The Company’s single product focus is unique in the marketplace. The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT
The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $173,000 during fiscal 2005 as compared with $125,000 during fiscal 2004 and $134,000 during fiscal 2003. These activities were conducted by both Company personnel and outside consultants.
ENVIRONMENTAL MATTERS
The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal 2005, 2004 and 2003, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.
EMPLOYEES
As of June 30, 2005, the Company employed 95 people. The Company also utilizes temporary personnel to meet seasonal production demands.
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
In the opinion of management, the Company’s competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market. In addition, the governments of foreign nations may elect to erect trade barriers on imports. The creation of such barriers would reduce the Company’s revenue and profit. In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and cause customers to purchase lower-priced, less profitable products. For further information, see Part II, Item 7 and Note 11 to the consolidated financial statements accompanying this Form 10-K.
The Company operates a small sales office in Switzerland to service the international export marketplace. The Company is aware of no material risks in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea. These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions. The Company maintains finished goods inventory in its US facility to mitigate this risk. Finished goods inventory is stocked at an average of approximately 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days. The Company believes that it could restore production of its top twelve selling models (which represent 75% of the Company’s sales revenue) within 1 year. The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin. In addition, any increase in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.

AVAILABLE INFORMATION
Our internet website is http://www.koss.com. The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC). Reports, Proxy Statements and other information regarding the Company are also contained on the SEC’s internet website at http://www.sec.gov.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2005.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
MARKET INFORMATION ON COMMON STOCK
The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS. There were approximately 779 record holders of the Company’s common stock as of August 1, 2005. This number does not include individual participants in security position listings. The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends paid are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2003	$20.50	$17.50	$0.13
December 31, 2003	$20.70	$16.25	$0.13
March 31, 2004	$26.50	$19.50	$0.13
June 30, 2004	$26.00	$20.38	$0.13
September 30, 2004	$23.96	$20.00	$0.13
December 31, 2004	$23.00	$18.15	$0.13
March 31, 2005	$21.45	$18.25	$0.13
June 30, 2005	$20.76	$16.80	$0.13
The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ending June 30, 2005. On June 15, 2005, the Company announced its quarterly dividend of $0.13 per share for stockholders of record on June 30, 2005. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly. The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.
See Part III, Item 12 for information relating to the Company’s equity compensation plan information.
COMPANY REPURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total # of	Average	Shares Purchased as	Value of
	Shares	Price Paid	Part of Publicly	Shares Available under
Period (2005)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1—April 30	—	—	—	$2,244,421
May 1—May 31	—	—	—	$2,244,421
June 1—June 30	5,000	$17.25	5,000	$2,158,171

(1)     In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2004, for an aggregate maximum of $40,500,000, of which $36,521,800 had been expended through June 30, 2005.

Item 6. SELECTED FINANCIAL DATA.

	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001
Net sales	$40,286,691	$40,493,211	$33,802,634	$36,571,303	$38,609,335
Income before cumulative effect of accounting change	$4,493,827	$5,448,147	$4,169,411	$5,041,343	$5,687,521
Net income	$4,493,827	$5,372,272	$4,169,411	$5,041,343	$5,687,521

Basic earnings per common share:
Before cumulative effect of accounting change	$1.21	$1.45	$1.14	$1.36	$1.35
Accounting change	—	$(0.02)	—	—	—

Basic earnings per common share	$1.21	$1.43	$1.14	$1.36	$1.35

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.14	$1.39	$1.08	$1.28	$1.28
Accounting change	—	$(0.02)	—	—	—

Diluted earnings per common share	$1.14	$1.37	$1.08	$1.28	$1.35

Total assets	$29,241,461	$25,679,556	$23,786,818	$20,326,134	$21,496,328

Contingently redeemable common stock	—	—	$1,490,000	$1,490,000	$1,490,000

Cash dividends per common share	$0.52	$0.52	$0.52	—	—
See Part II, Item 7 and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2005, cash provided by operations was $7,963,037. Working capital was $17,532,194 at June 30, 2005. The net increase in working capital of $724,960 from June 30, 2004 represents primarily the net effect of an increase in cash, accounts payables, income taxes and accrued liabilities. The increase in the Company’s accounts receivable is attributable to higher sales experienced in the last quarter.
Capital expenditures for new property and equipment (including production tooling) were $1,170,494, $1,344,169, and $627,567, in fiscal 2005, 2004, and 2003, respectively. Depreciation charges totaled $816,857, $590,414, and $569,776, for the same fiscal years. Budgeted capital expenditures for fiscal 2006 are $1,723,700. The Company expects to generate sufficient funds through operations to fund these expenditures.
Stockholders’ investment increased to $22,121,242 at June 30, 2005 from $21,089,787 at June 30, 2004. The increase reflects net income of $4,493,827. On June 15, 2005, the Company declared a quarterly cash dividend of $0.13 per share, $486,918 payable on July 15, 2005 to stockholders of record on June 30, 2005, which is recorded as dividends payable.
The Company’s credit facility matures on November 1, 2005. This unsecured credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0. The tangible net worth of the Company must not fall below $12.5 million at any time. The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0. The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0. The Company has been and is well within these requirements. However, if the Company at some point in the future fails to meet the financial covenants, the lender may accelerate the debt and allow creditors to foreclose on the assets. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2005 or June 30, 2004.
In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2004, for an aggregate maximum of $40,500,000. The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration. The Company has no immediate plans to make another acquisition at this time.

For fiscal 2005, the Company purchased 99,250 shares of its common stock at an average net price of $22.33 per share, for a total purchase price of $2,216,875. As of the date hereof, the Company’s Board of Directors has authorized the repurchase by the Company of up to $3,978,200 in Company common stock at the discretion of the Chief Executive Officer of the Company.
From the commencement of the Company’s stock repurchase program through June 30, 2005, the Company has purchased a total of 5,074,084 shares for a total gross purchase price of $42,998,735 (representing an average gross purchase price of $8.48 per share) and a total net purchase price of $36,521,800 (representing an average net purchase price of $7.20 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.
2005 RESULTS OF OPERATIONS COMPARED WITH 2004
Net sales for 2005 were $40,286,691 compared with $40,493,211 in 2004, a decrease of $206,520 or less than 1%. This was due to the Company experiencing a decline in segments of its domestic retail sales , which was partially offset by growth in segments of Europe where shipments were up 82% for the fiscal year.
Gross profit, as a percentage of net sales, was $15,069,931 or 37% in 2005 compared with $15,961,953 or 40% in 2004. The decrease is primarily due to the Company experiencing higher freight costs on incoming shipments of supplies.
Selling, general, and administrative expenses for 2005 were $8,544,383 compared with $8,089,765 in 2004, an increase of $454,618 or 6%. The increase was a result of the Company experiencing higher marketing expenses associated with participation in the Consumer Electronics Show held in January 2005.
Income from operations was $7,395,828 in 2005 compared with $8,965,177 in 2004, a decrease of 21%. Interest income was $64,795 in 2005 compared with $22,311 in 2004, an increase of 191%. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.
Royalty income was $805,485 in 2005 compared with $1,071,638 in 2004, a decrease of 25%. The decrease in royalty income was primarily a result of the Company terminating a License Agreement with Jiangsu Electronics Industries Limited (Jiangsu). Effective November 23, 2004 the Company terminated the License Agreement dated November 15, 1991, as subsequently amended between the Company and Jiangsu. As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under this license agreement. Royalty income on all previously approved products, which are already in the pipeline, will still be owed to the Company.
Effective June 30, 2003, the Company entered into a License Agreement (the “License Agreement”) with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name. This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts. To further enhance the relationship between the Company and

Sonigem, on June 30, 2005, the Company announced the extension of its licensing agreement for electronics products with Sonigem. The Amendment to the License Agreement with Sonigem was effective August 1, 2005 (the “Amendment”). The Amendment provides Sonigem with the exclusive right and license to use certain Company trademarks in Canada in connection with the manufacture, production, distribution and sale of an increased number of licensed products, with the prior approval of the Company. In consideration for these increased rights, the Amendment also provides for increased minimum royalty payments payable to the Company, which may partially offset the previously discussed reductions in royalty income.
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
The provision for income taxes was $2,902,001 and $3,517,030 in 2005 and 2004, respectively. The effective tax rate was 39% in 2005 and 39% in 2004.
2004 RESULTS OF OPERATIONS COMPARED WITH 2003
Net sales for 2004 were $40,493,211 compared with $33,802,634 in 2003, an increase of $6,690,577 or 20%. This was due to the Company experiencing growth in segments of its domestic retail sales and Europe where shipments were up 72% for the fiscal year.
Gross profit, as a percentage of net sales, was $15,961,953 or 39% in 2004 compared with $13,848,039 or 41% in 2003. The slight decrease is due to shifts in the Company’s model mix.
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
Royalty income was $1,071,638 in 2004 compared with $755,364 in 2003, an increase of 42%. The increase in royalty income was primarily a result of increases in sales by licensees under certain royalty agreements with Jiangsu, Sonigem, and Logitech.
The provision for income taxes was $3,517,030 and $2,695,101 in 2004 and 2003, respectively. The effective tax rate was 39% in 2004 and 39% in 2003

OFF-BALANCE SHEET FINANCING
The Company has no “off-balance sheet” financing arrangements.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
The Company has the following long term lease obligations as of June 30, 2005:

	Obligations Due by Period (in thousands)
					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$3,420	$380	$1,140	$1,900	—
DISCLOSURE ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE
The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.
DISCLOSURE ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES
The Company has an agreement with its Chairman, John C. Koss, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.
In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Chairman has turned 70. The Company has a deferred compensation liability of $400,000 recorded as of June 30, 2005, and $520,000 as of June 30, 2004 for this arrangement.
The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. In the opinion of the independent directors of the Board, the lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership of the property.
All facilities are in good repair and, in the opinion of management, are suitable for the Company’s purposes.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
The Company’s more critical accounting policies include revenue recognition, royalty income, and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.
     Revenue Recognition
The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred (either FOB shipping point or delivery taken at the Company’s dock); the seller’s price to the buyer is fixed and determinable (pricing is finalized through the purchase order); and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company also offers certain of its customers the right to return products that do not meet the standards agreed with the customer. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company cannot guarantee that they will continue to experience the same return rates that they have experienced in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.
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
     Royalty Income
The Company’s net income is significantly affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company’s license agreements. These agreements require minimum annual royalty payments. The Company currently has two royalty agreements, which expire in 2008 and 2010, respectively. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company’s results for the period. Based upon the favorable relationships the Company has with the parties under these license agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.
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
RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS
During May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a derivative liability for the fair value of a written put option of $125,000 on the balance sheet and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) on the income statement. In addition, a contingently redeemable equity interest of $1,490,000, as of July 1, 2003, was reclassified into equity.
During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which changed the accounting for equity compensation programs. Under SFAS No. 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R will be effective for the Company beginning July 1, 2005, which is the beginning of the Company’s next fiscal year.
Under APB 25’s intrinsic value method, no compensation cost for employee stock options is recognized. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will not have an impact on the overall financial position. The impact of the adoption of SFAS 123R will depend on levels of share-based payments granted in the future and is expected to reduce pre-tax earning by approximately $330,000 in fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current standards. This requirement will reduce the net cash provided by operating activities and increase the net cash from financing activities in periods after adoption. While the Company cannot estimate what these amounts will be in the future because it will depend on, among other things, when employees exercise stock options, the amount of cash flows from operating activities in prior periods for such excess tax deductions were approximately $105,000, $330,000 and zero in fiscal years 2005, 2004 and 2003, respectively.
RISK FACTORS
Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements will be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.
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
SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY
The Company sells a line of products with a suggested retail price ranging from less than $10 to $1,000. The gross margin for each of these models is unique in terms of percentages. The price range of the products also produces a different level of actual dollar contribution per unit. For example a product with a gross margin contribution of 50% might yield a $5.00 contribution for one item, while another item may feature a 30% gross margin which could yield $50.00. The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Retail preference for lower priced items can reduce profit margins and contributions. The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins. Some customers sell a limited range of products that yield lower profit margins than others. Most notably, the budget priced headphone segment of the market below $10.00 retail which is distributed through computer stores, office supply stores, and mass market retailers tend to yield the lowest gross margins. An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins would reduce profit margins and profitability.

POOR ECONOMIC CONDITIONS CAN RESTRICT OR LIMIT PRODUCT PLACEMENT, SALES AND REPLENISHMENT WHICH COULD DECREASE PROFITS
Deteriorating or weak economic conditions, or a forecast for the same, can trigger changes in inventory stocking at retail. This may in turn lead to a reduction in model offerings and to out of stock situations. If a retail customer of the Company does not have adequate stocks of the Company’s products to offer for sale in a retail store, consumers may choose another competitive model instead. Customers operating retail stores anticipate future sales demands and inventory products accordingly. Whenever a general economic slowdown occurs, at both the domestic or foreign level, sales volume levels and re-orders change. These changes directly impact the Company’s sales and profitability. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long the Company may be impacted by these circumstances. The Company’s customers respond to changes in economic conditions and any adverse changes in economic conditions can therefore restrict product placement, availability, sales, replenishment and ultimately profitability. These conditions exist domestically and internationally.
MANAGEMENT IS SUBJECT TO DECISIONS MADE OUTSIDE ITS CONTROL WHICH COULD DIRECTLY AFFECT FUTURE PROFITABILITY
Retail customers determine which products they will stock for resale. The Company competes with other manufacturers to secure shelf space in retail stores for the Company’s products. During the course of a year, changes in the customers’ management personnel can ultimately lead to changes in the stock assortment offered to consumers. These changes are often arbitrary. In addition to changes in personnel within the Company’s customers, it is also possible that a strategic decision can be made by a retail customer to consolidate vendors, or to discontinue certain product categories altogether. In these instances, the Company’s management team may not able to convince customers to reverse such decisions. The Company’s management team is also engaged in the effective procurement, assembly, and manufacture of products. The ability to negotiate with suppliers, maintain productivity, and hold the line on cost increases can be subjected to pressures outside the control of management. For example, increases in fuel costs can increase rates of freight. Increases of this nature can seldom be avoided and the Company may not be able to pass such increases along to its customers. Management’s effective control of the manufacturing processes will have a direct impact on the Company’s future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company’s ability to make effective decisions in managing these areas has a direct effect on future profitability.
ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY NEGATIVELY IMPACTING FUTURE PROFITABILITY
The Company has significant accounts receivable or other amounts due from the Company’s customers or other parties. The accounts receivable balance at the end of the last 4 quarters averaged approximately $8 million. Terms of payment for customers generally range from cash in advance to net 90 day credit terms. These credit arrangements are negotiated at unspecified and irregular intervals. The largest customers generate the largest receivable balances. If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors. The Company is subject to this risk in the retail marketplace. From time to time a customer may develop severe operating losses which can lead to a bankruptcy. In these cases, the Company may lose most of the outstanding balance due. Occasionally, the Company has been current with a customer at the time such an event occurs. The more material risk is that losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable. In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers. An example of such a loss was KMART Corporation. The Company recorded a loss of approximately $500,000 of which $37,000 has been repaid in 2005 and $312,000 in 2004, when KMART filed for re-organization. KMART was current with the Company at the time that KMART filed Chapter 11 bankruptcy. The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today. The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers. The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.
COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN
The Company operates a small sales office in Switzerland to service the international export marketplace. The Company is aware of no material risks in maintaining this operation. Loss of this office would result in a transfer of sales and marketing responsibility. The Company uses contract manufacturing facilities in Mainland China, Taiwan, and South Korea. These independent supplier entities are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions that do not affect the domestic market. The Company maintains a finished goods inventory level in the Company’s US facility to mitigate this risk. The approximate level of finished goods inventory is stocked at an average of 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of disaster or suspension of supply could take approximately 120 days. The Company believes that it could restore production of its top fourteen selling models (which represent 75% of the Company’s sales revenue) within 1 year. The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin. In addition, any increase in tariffs and freight charges may not be acceptable to pass along to the Company’s customers and could directly impact the Company’s profits.
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
Oversight of management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that is comprised solely of independent directors. The Audit Committee is also responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings. The independent auditors have direct access to the Audit Committee, without the presence of management representatives, to discuss the scope and the results of their audit work.
The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They evaluate the system of internal accounting controls in connection with their audit and perform such tests and procedures, as they deem necessary to reach and express an opinion on the fairness of the financial statements.
Consolidated financial statements of the Company at June 30, 2005 and 2004 and for each of the quarters in the period ended June 30, 2005 and the notes thereto, and the reports of independent auditors thereon are set forth on pages 24 to 39.
Selected unaudited quarterly financial data is as follows:

	Quarter
2005	First	Second	Third	Fourth
Net sales	$8,972,580	$10,225,079	$9,772,686	$11,316,346
Gross profit	3,422,973	3,958,618	3,613,481	4,074,859
Net income	889,911	1,219,442	885,976	1,498,498

Basic earnings per common share:	$0.24	$0.33	$0.24	$0.40

Diluted earnings per common share:	$0.23	$0.31	$0.23	$0.39

	Quarter
2004	First	Second	Third	Fourth
Net sales	$9,164,691	$9,839,572	$10,547,180	$10,941,768
Gross profit	3,497,645	3,742,000	4,247,511	4,474,797
Income before cumulative effect of accounting change	1,020,504	1,295,476	1,157,816	1,974,351
Net income	944,629	1,295,476	1,157,816	1,974,351

Basic earnings per common share:
Before cumulative effect of accounting change	$0.27	$0.34	$0.31	$0.52
Accounting change	(0.02)	—	—	—

Basic earnings per common share (1)	0.25	0.34	0.31	0.52

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.26	$0.33	$0.29	$0.50
Accounting change	(0.02)	—	—	—

Diluted earnings per common share (1)	0.24	0.33	0.29	0.50

(1)	Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
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
     During the fiscal years ended June 30, 2002 and 2003 and the interim period through March 15, 2004, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)	Changes in Internal Controls. The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Information As To Nominees”, “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” and the “ELECTION OF DIRECTORS — Executive Officers” contained in the Koss Corporation Proxy Statement for its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which 2005 Proxy Statement was filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.
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
Further information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” section of the 2005 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2005 Proxy Statement.

Equity Compensation Plan Information. The table set forth below provides certain information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year ended June 30, 2005, under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information Table

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	765,000	$18.87	667,308

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Total	765,000	$18.87	667,308
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “ELECTION OF DIRECTORS — Related Transactions” sections of the 2005 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information relating to the principle accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2005 proxy statement.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
The following documents are filed as part of this report:

1. Financial Statements
The following consolidated financial statements of Koss Corporation are set forth on pages 25 to 29:
Reports of Independent Registered Public Accounting Firms	25
Consolidated Statements of Income for the Years Ended June 30, 2005, 2004, and 2003	27
Consolidated Balance Sheets as of June 30, 2005 and 2004	28
Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004, and 2003	29
Consolidated Statements of Stockholders’ Investment for the Years Ended June 30, 2005, 2004, and 2003	30
Notes to Consolidated Financial Statements	31

2. Financial Statement Schedules
All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

3. Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
KOSS CORPORATION
We have audited the accompanying consolidated balance sheets of KOSS CORPORATION and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Koss Corporation and subsidiaries as of June 30, 2003 and for the year then ended, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dual dated July 11, 2003 and February 13, 2004.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KOSS CORPORATION and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, New Accounting Pronouncements, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in fiscal 2004.
GRANT THORNTON LLP
/s/ Grant Thornton LLP
Milwaukee, Wisconsin
July 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Koss Corporation:
In our opinion, the accompanying consolidated statements of income, stockholders’ investment and cash flows for the year ended June 30, 2003 present fairly, in all material respects, the results of operations and cash flows of Koss Corporation and its subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 11, 2003, except as to the restatement described in Note 14 (not presented herein), which is as of February 13, 2004

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2005	2004	2003
Net sales	$40,286,691	$40,493,211	$33,802,634
Cost of goods sold	25,216,760	24,531,258	19,954,595

Gross profit	15,069,931	15,961,953	13,848,039
Selling, general, and administrative expense	8,544,383	8,089,765	7,737,030

Income from operations	6,525,548	7,872,188	6,111,009
Other income (expense):
Royalty income	805,485	1,071,638	755,364
Interest income	64,795	22,311	12,711
Interest expense	—	(960)	(14,572)

Income before income tax provision and cumulative effect of change in accounting principles	7,395,828	8,965,177	6,864,512
Provision for income taxes (Note 5)	2,902,001	3,517,030	2,695,101

Income before cumulative effect of change in accounting principles	4,493,827	5,448,147	4,169,411
Cumulative effect of change in accounting principles (net of tax effect of $49,125)	—	(75,875)	—

Net income	$4,493,827	$5,372,272	$4,169,411

Basic earnings per common share:
Before cumulative effect of accounting change	$1.21	$1.45	$1.14
Accounting change	—	(0.02)	—

Basic earnings per common share	1.21	1.43	1.14

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.14	$1.39	$1.08
Accounting change	—	(0.02)	—

Diluted earnings per common share	1.14	1.37	1.08

Dividends per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2005	2004
ASSETS
Current Assets:
Cash	$5,218,698	$2,110,917
Accounts receivable, less allowances of $583,671 and 738,995, respectively (Note 13)	8,763,968	9,340,091
Inventories	7,595,803	7,315,359
Prepaid expenses	1,129,939	659,135
Deferred income taxes (Note 5)	857,840	861,236

Total current assets	23,566,248	20,286,738

Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,662,506	1,163,318
Machinery, equipment, furniture, and fixtures	5,068,368	4,956,821
Tools, dies, molds, and patterns	11,198,723	11,013,042

	17,929,597	17,133,181
Less—accumulated depreciation	14,935,897	14,435,868

	2,993,700	2,697,313
Deferred Income Taxes (Note 5)	315,531	250,260
Other Assets	2,365,982	2,445,245

	$29,241,461	$25,679,556

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$3,012,736	$1,049,406
Accrued liabilities (Note 7)	1,841,862	1,754,038
Dividends payable	486,918	490,070
Income taxes payable	692,538	185,990

Total current liabilities	6,034,054	3,479,504

Deferred Compensation	961,165	985,265
Derivative Liability	125,000	125,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,745,525 and 3,769,429 shares, respectively	18,728	18,849
Retained earnings	22,102,514	21,070,938

Total stockholders’ investment	22,121,242	21,089,787

	$29,241,461	$25,679,556

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,493,827	$5,372,272	$4,169,411
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	155,324	236,694	198,846
Depreciation and amortization	1,043,951	660,805	584,761
Deferred income taxes	(61,875)	91,504	24,000
Tax benefit of non-qualified stock options	104,749	330,019	—
Deferred compensation	(24,100)	(28,902)	(105,744)
Net changes in operating assets and liabilities (Note 8)	2,251,161	(2,160,704)	(2,074,658)

Net cash provided by operating activities	7,963,037	4,501,688	2,796,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ADDAX, net of cash acquired	—	—	8,648
Acquisition of equipment and leasehold improvements	(1,170,494)	(1,344,169)	(627,567)

Net change in cash surrender value of insurance and long-term investments	(177,641)	—	—

Net cash used in investing activities	(1,288,135)	(1,344,169)	(618,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(1,926,938)	(1,959,563)	(1,866,782)
Purchase of common stock	(2,217,371)	(1,004,068)	(340,000)
Exercise of stock options	577,188	359,925	533,825

Net cash used in financing activities	(3,567,121)	(2,603,706)	(1,672,957)

Net increase in cash	3,107,781	553,813	504,740
Cash at beginning of year	2,110,917	1,557,104	1,052,364

Cash at end of year	$5,218,698	$2,110,917	$1,557,104

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Retained
	Shares	Amount	Earnings
Balance, June 30, 2002	3,670,554	$18,353	$15,207,181
Net income	—	—	4,169,411
Dividends declared	—	—	(1,915,172)
Common stock issued in conjunction with the acquisition of ADDAX	19,875	99	317,504
Exercise of stock options	90,000	450	533,376
Purchase and retirement of treasury stock	(20,000)	(100)	(339,900)

Balance, June 30, 2003	3,760,429	18,802	17,972,400
Net income	—	—	5,372,272
Dividends declared	—	—	(1,959,563)
Exercise of stock options	60,000	300	689,644
Purchase and retirement of treasury stock	(50,654)	(253)	(1,003,815)

Balance, June 30, 2004	3,769,775	18,849	21,070,938
Net income	—	—	4,493,827
Dividends declared	—	—	(1,926,938)
Exercise of stock options	75,000	375	681,562
Purchase and retirement of treasury stock	(99,250)	(496)	(2,216,875)

Balance, June 30, 2005	3,745,525	$18,728	$22,102,514

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label. The Company has more than 1,600 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and Canadian customers. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 21% and 12% of the Company’s accounts receivable at June 30, 2005 and 2004, respectively, were foreign receivables.
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
ROYALTY INCOME—The Company recognizes royalty income when earned under the terms of two license agreements, which expire in 2008 and 2010. This agreement requires minimum annual royalty payments. Royalty income owed to the Company is calculated by the licensee and then verified by the Company. Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum annual royalty payments, as set forth in the Company’s license agreements. Royalty income is booked monthly, on an accrual basis. When the royalty payments are received each quarter, the Company then reduces the accounts receivable accordingly.
INVENTORIES—Substantially all of the Company’s inventories are valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $873,393 and $949,207 higher than reported at June 30, 2005 and 2004, respectively. The Company did not maintain any work-in-process inventories at June 30, 2005 and June 30, 2004.

The components of inventories at June 30 are as follows:

	2005	2004
Raw materials	$3,254,155	$1,630,651
Finished goods	4,341,648	5,684,708

Total	$7,595,803	$7,315,359

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
RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $173,000 in 2005, $125,000 in 2004, and $134,000 in 2003.
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
NEW ACCOUNTING PRONOUNCEMENTS—During May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a derivative liability for the fair value of a written put option of $125,000 on the balance sheet and a cumulative effect of change in accounting principle of $75,875 (net of the tax effect equal to $49,125) on the income statement.
During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which changed the accounting for equity compensation programs. Under SFAS No. 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R will be effective for the Company beginning July 1, 2005, which is the beginning of the Company’s next fiscal year.
Under APB 25’s intrinsic value method, no compensation cost for employee stock options is recognized. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will not have an impact on the overall financial position. The impact of the adoption of SFAS 123R will depend on levels of share-based payments granted in the future and is expected to reduce pre-tax earning by approximately $330,000 in fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current standards. This requirement will reduce the net cash provided by operating activities and increase the net cash from financing activities in periods after adoption. While the Company cannot estimate what these amounts will be in the future because it will depend on, among other things, when employees exercise stock options, the amount of cash flows from operating activities in prior periods for such excess tax deductions were approximately $105,000, $330,000 and zero in fiscal years 2005, 2004 and 2003, respectively.
RECLASSIFICATIONS—Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.
STOCK-BASED COMPENSATION—At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 4. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended June 30,	2005	2004	2003
Net income, as reported	$4,493,827	$5,372,272	$4,169,411
Add: Total stock-based employee compensation recorded	104,749	330,019	351,764
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	341,192	531,403	447,679

Pro forma net income	$4,257,114	$5,170,888	$4,073,496

Earnings per share:
Basic—as reported	$1.21	$1.43	$1.14
Basic—pro forma	$1.15	$1.37	$1.11
Diluted—as reported	$1.14	$1.37	$1.08
Diluted—pro forma	$1.08	$1.32	$1.06
2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2005, 2004, and 2003, were 3,711,821, 3,769,033, and 3,671,585, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 226,787, 158,657, and 173,010 related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

3. CREDIT FACILITY
The Company amended its existing credit facility in November 2003, extending the maturity date of the unsecured line of credit to November 1, 2005. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2005 or 2004.
4. STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS
In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan’s existence. Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders. Options generally vest at 25% each anniversary date after grant, with a maximum term of five to ten years.
The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2002	607,500	$5.10—$18.48	$12.20
Granted	180,000	$15.75—$17.32	$16.62
Exercised	(90,000)	$5.38—$6.73	$5.97
Settled	(47,500)	$5.38—$6.73	$5.97

Shares under option at June 30, 2003	650,000	$5.10—$18.48	$14.75
Granted	250,000	$22.01—$24.21	$23.15
Exercised	(15,000)	$5.38—$6.73	$6.23
Settled	(45,000)	$5.92	$5.92

Shares under option at June 30, 2004	840,000	$5.10—$24.21	$17.88
Granted	—	—	—
Exercised	(75,000)	$6.73—$16.80	$7.69
Settled	—	—	—

Shares under option at June 30, 2005	765,000	$5.10—$24.21	$18.87

The range of options as of June 30, 2005 is as follows:

			Weighted Average
	Number of Options	Weighted Average Exercise	Remaining
	Outstanding/Exercisable	Price Outstanding/Exercisable	Contractual Life (In Years)
$ 5.10 — $ 6.73	27,500 / 27,500	$5.97 / $5.97	4.1
$15.75 — $18.48	487,500 / 360,625	$17.41 / $17.55	4.0
$22.01 — $24.21	250,000 / 62,500	$23.15 / $23.15	6.4

		$18.87 / $17.62

There were no options granted in 2005. The weighted-average fair value at date of grant for options whose exercise price exceeded the market price of the stock on the grant date during 2004 and 2003 was $4.56 and $3.69, respectively. There were no options granted in 2004 or 2003 for which the exercise price was less than the market price on the date of grant. The weighted-average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2004 and 2003 was $2.87 and $5.94, respectively. As of June 30, 2005, the weighted-average remaining contractual life of all outstanding options approximates 4.21 years.
For the pro forma information disclosed in Note 1, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005		2004		2003
Expected stock price volatility	35.00%		35.00%		43.40%
Risk free interest rate	3.69%		3.69%		2.84%
Expected dividend yield	2.27%		2.27%		3.30%
Expected life of options	4.21	years	5.21	years	5.33	years
The Company has an agreement with its Chairman, John C. Koss, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at June 30, 2005 and 2004 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.
5. INCOME TAXES
The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets. The provision for income taxes in 2005, 2004, and 2003 consists of the following:

Year Ended June 30,	2005	2004	2003
Current:
Federal	$2,527,001	$2,888,401	$2,170,101
State	486,000	488,000	501,000
Deferred	(111,000)	140,629	24,000

	$2,902,001	$3,517,030	$2,695,101

The 2005, 2004, and 2003 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2005	2004	2003
Federal income tax at statutory rate	$2,514,582	$3,048,160	$2,333,934
State income taxes, net of federal tax Benefit	354,247	371,531	331,000
Other	33,172	97,339	30,167

Total provision for income taxes	$2,902,001	$3,517,030	$2,695,101

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2005	2004
Deferred Income Tax Assets:
Deferred compensation	$157,000	$204,000
Accrued expenses and reserves	859,000	660,000
Package design and trademarks	251,000	188,000
Other	48,000	99,000

	1,315,000	1,151,000

Deferred Income Tax Liabilities:
Royalties receivable/deferred	—	—
Equipment and leasehold improvements	(140,000)	(40,000)

Net deferred income tax asset	$1,175,000	$1,111,000

6. INTANGIBLE ASSETS
A summary of intangibles included in other assets in the accompanying balance sheets as of June 30, 2005 and 2004 and their respective estimated useful lives is as follows:

			Estimated useful
	2005	2004	lives

Patents	$710,291	$710,291	15 years
Customer lists and other	188,811	188,811	15 years

	899,102	899,102

Less accumulated amortization	294,456	97,552

	$604,646	$801,550

7. ACCRUED LIABILITIES
Accrued liabilities at June 30 consist of the following:

	2005	2004
Employee compensation	$411,294	$538,605
Cooperative advertising and promotion allowances	870,378	674,713
Payroll taxes and other employee benefits	169,377	203,913
Other	390,813	336,807

	$1,841,862	$1,754,038

8. ADDITIONAL CASH FLOW INFORMATION
The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2005	2004	2003
Accounts receivable	$420,799	$(881,232)	$(153,589)
Inventories	(280,444)	18,413	(854,186)
Prepaid expenses and other assets	(443,744)	(302,811)	(102,554)
Income taxes	506,548	367,861	(662,538)
Accounts payable	1,963,330	(1,744,144)	939,234
Accrued liabilities	84,672	381,209	(1,241,025)

Net change	$2,251,161	$(2,160,704)	$(2,074,658)

	2005	2004	2003
Net cash paid during the year for:
Interest	$—	$960	$14,572
Income taxes	$1,388,822	$2,872,155	$3,332,091

9. EMPLOYEE BENEFIT PLANS
Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $54,000 in 2005, $-0- in 2004, and $49,000 in 2003.
The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed six months of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2005, 2004, and 2003, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation. Vesting of Company contributions occurs immediately. Company contributions were approximately $307,000, $269,000, and $281,000 during 2005, 2004, and 2003, respectively.
10. DEFERRED COMPENSATION
The Company has deferred compensation agreements with a former and current officer.
The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life. The Company has a deferred compensation liability of $400,000 and $520,000 recorded as of June 30, 2005 and 2004, respectively.
The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. The Company has a deferred compensation liability of $561,165 and $465,265 recorded as of June 30, 2005 and 2004, respectively.
11. INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS
The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.
The Company’s export sales amounted to $11,404,941 during 2005, $7,008,448 during 2004, and $4,205,683 during 2003.
Sales during 2005, 2004 and 2003 to the Company’s five largest customers represented approximately 42%, 43% and 50% of the Company’s total sales, respectively. Included in these percentages, sales to a single customer represented approximately 15%, 19%, and 20% of the Company’s total sales during 2005, 2004, and 2003, respectively. These customers generally are large, national retailers.
12. COMMITMENTS AND CONTINGENCIES
The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. Total rent expense, which includes this lease, approximated $416,000 in 2005, $416,000 in 2004, and $426,000 in 2003.
13. SUPPLEMENTARY INFORMATION
Changes in the allowance for doubtful accounts for 2005, 2004, and 2003 are summarized as follows:

Year	Balance at Beginning	Charges Against/		Balance at End of
Ending	Of Period	(Credits To) Income	Deductions*	Period
2005	$738,995	$(202,193)	$357,517	$583,671
2004	$975,689	$(237,938)	$1,244	$738,995
2003	$801,055	$198,846	$(24,212)	$975,689

*Represents charges against the allowance, net of recoveries.
Advertising costs included within selling, general, and administrative expenses in the accompanying statements of income were $46,000 in 2005, $76,000 in 2004, and $97,000 in 2003. Such costs are expensed as incurred.
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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: September 28, 2005

Michael J. Koss,
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: September 28, 2005

Sujata Sachdeva,
Vice President — Finance
Principal Accounting Officer Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2005:

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
Declan Hanley
Vice President-International Sales
ANNUAL MEETING
October 12, 2005 — 9:00a.m.
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
President
Allen-Edmonds Shoe Corporation
TRANSFER AGENT
Questions regarding change of address, stock transfer, lost certificate, or information on a particular account should be directed in writing to:
American Stock Transfer
& Trust Company
59 Maiden Lane
New York, NY 10038
W176 N9743 Rivercrest Drive
Germantown, WI 53022
Attn: Barbara Bahr
Shareholders Toll-free: 1-800-937-5449

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.12	Loan Agreement, effective as of February 17, 1995. Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

10.14	Amendment to Loan Agreement dated April 29, 1999. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.15	Amendment to Loan Agreement dated December 15, 1999. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.16	Amendment to Loan Agreement dated October 10, 2001. Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.17	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998). Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

10.18	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. *

10.20	Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. *

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.

21	List of Subsidiaries of Koss Corporation *

23.1	Consent of Grant Thornton LLP *

23.2	Consent of PricewaterhouseCoopers LLP *

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

*	Filed herewith

**	Furnished herewith