Form 10-Q
period 2005-09-30
KOSS CORP
filed 2005-11-14
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
YES ☐ NO ☑
At November 3, 2005, there were 3,707,625 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2005

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current Assets:
Cash	$5,805,849	$5,218,698
Accounts receivable	8,781,685	8,763,968
Inventories	7,575,456	7,595,803
Other current assets	1,583,589	1,987,779

Total current assets	23,746,579	23,566,248

Property and equipment, net	3,022,533	2,993,700
Deferred income taxes	315,531	315,531
Other assets	2,346,651	2,365,982

	$29,431,294	$29,241,461

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,013,628	$3,012,736
Accrued liabilities	2,058,807	1,841,862
Income taxes payable	950,324	692,538
Dividends payable	486,788	486,918

Total current liabilities	5,509,547	6,034,054

Deferred compensation	961,165	961,165
Derivative liability	125,000	125,000
Stockholders’ investment	22,835,582	22,121,242

	$29,431,294	$29,241,461

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,	2005	2004

Net sales	$11,949,841	$8,972,580
Cost of goods sold	7,274,962	5,549,607

Gross profit	4,674,879	3,422,973
Selling, general and administrative expense	2,447,617	2,119,521

Income from operations	2,227,262	1,303,452
Other income (expense)
Royalty income	101,611	151,456
Interest income	34,645	4,198

Income before income tax provision	2,363,518	1,459,106
Provision for income taxes	922,300	569,195

Net income	$1,441,218	$889,911

Earnings per common share:
Basic earnings per common share	$0.39	$0.24

Diluted earnings per common share	$0.38	$0.23

Dividends per common share	$0.13	$0.13

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,	2005	2004

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$1,441,218	$889,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,843	196,043
Net changes in operating assets and liabilities	(116,383)	2,015,021

Net cash provided by operating activities	1,573,678	3,100,975

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment	(259,919)	(394,722)

Net cash used in investing activities	(259,919)	(394,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(486,788)	(480,548)
Purchase of common stock	(239,820)	(1,930,625)
Exercise of stock options	—	81,400

Net cash used in financing activities	(726,608)	(2,329,773)

Net increase in cash	587,151	376,480
Cash at beginning of period	5,218,698	2,110,917

Cash at end of period	$5,805,849	$2,487,397

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2005 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2005, Annual Report on Form 10-K.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2005 and 2004 were 3,735,878 and 3,726,059, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 46,210 and 165,700 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended September 30, 2005 and 2004, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	September 30, 2005	June 30, 2005

Raw materials and work in process	$3,316,236	$3,649,069
Finished goods	5,132,613	4,820,128

	8,448,849	8,469,197
LIFO reserve	(873,393)	(873,393)

	$7,575,456	$7,595,804

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at September 30, 2005, was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2005, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.	DIVIDENDS DECLARED

On September 15, 2005, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2005 to be paid October 14, 2005. Such dividend payable has been recorded at September 30, 2005.

6.	STOCK-BASED COMPENSATION

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

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments” (“SFAS 123R”), which changed the accounting for equity compensation programs. Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 (“APB 25”) in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R is effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. The adoption of SFAS 123R’s fair value method has an impact on the Company’s results of operations, although it will not have an impact on the overall financial position.

The effect of applying the expense recognition provisions of SFAS 123R on income before provision for income taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2005 is presented below:

		Change
	As	from SFAS
Three months ended September 30, 2005	Reported	123R	Pro Forma
Income before income tax provision	$2,363,518	$98,992	$2,462,510
Provision for income taxes	922,300	38,607	960,907
Net income	1,441,218	60,385	1,501,603
Earnings per share:
Basic earnings per share	$0.39	$0.02	$0.41
Diluted earnings per share	$0.38	$0.02	$0.40

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules was amortized on a straight line basis over the vesting period for the entire award.

As of September 30, 2005, there was approximately $1,187,000 of total unrecognized compensation cost related to nonvested options granted under the plan. This cost is expected to be recognized over a weighted average period of 4.83 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as operating cash flow as required under the current standards. This requirement will reduce the net cash provided by operation activities and increase the net cash from financing activities in periods after adoption. The Company cannot estimate what these amounts will be in the future because it will depend on, among other things, when employees exercise stock options. The effect of applying the provisions of SFAS 123R on cash flow from operations and cash flow from financing activities was not material for the three months ended September 30, 2005.

Prior to fiscal 2006, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB 25. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation, for the three months ended September 30, 2004.

Three Months Ended September 30,	2004
Net income, as reported	$889,911
Add: Total stock-based employee compensation recorded	26,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	85,298

Pro forma net income	$830,800

Earnings per share:
Basic-as reported	$0.24
Basic-pro forma	$0.22
Diluted-as reported	$0.23
Diluted-pro forma	$0.22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities during the three months ended September 30, 2005 amounted to $1,573,678. This was a result of net income for the period adjusted for changes in operating assets and liabilities, which arose primarily out of increases in accrued liabilities and income taxes payable.
Capital expenditures for new equipment (including production tooling) were $259,919 for the quarter. Capital expenditures for fiscal year 2006 are expected to be approximately $1.7 million. The Company expects to generate sufficient funds through operations to fund these expenditures.
Stockholders’ investment increased to $22,835,852 at September 30, 2005, from $22,121,242 at June 30, 2005. The increase reflects the effect of the purchase and retirement of common stock and dividends declared, offset by net income.
The Company amended its existing credit facility in November 2005, extending the maturity date of the unsecured line of credit to November 1, 2006. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios, with which the Company has complied. The Company uses its credit facility from time to time, although there was no utilization of this credit facility during the quarter ended September 30, 2005.
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
For the three month period ended September 30, 2005, the Company purchased 13,900 shares of its common stock at an average net price of $17.25 per share, for a total net purchase price of $239,820.
From the commencement of the Company’s stock repurchase program through September 30, 2005, the Company has purchased a total of 5,313,904 shares for a total gross purchase price of $43,238,555 (representing an average gross purchase price of $8.14 per share) and a total net purchase price of $36,761,620 (representing an average net purchase price of $6.92 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.
The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases for the quarter ended September 30, 2005.

Results of Operations
Net sales for the first quarter ended September 30, 2005 were $11,949,841 compared with $8,972,580 for the same period in 2004, an increase of $2,977,261. The increase is primarily due to strong domestic and European sales, which were consistent across all market classes.
Gross profit as a percent of net sales was 39% for the quarter ended September 30, 2005 and 38% for the quarter ended September 30, 2004.
Selling, general and administrative expenses for the quarter ended September 30, 2005 were $2,447,617 or an improved 20% of net sales, compared to $2,119,521 or 24% of net sales for the same period in 2004, primarily as a result of strong sales during the recent quarter.
For the first quarter ended September 30, 2005, income from operations was $2,227,262 versus $1,303,452 for the same period in the prior year. The increase is primarily due to strong domestic and European sales, which were consistent across all market classes.
Royalty income for the quarter ended September 30, 2005 was $101,611, compared to $151,456 for the quarter ended September 30, 2004. The decrease in royalty income was primarily a result of the terminated license agreement with Jiangsu Electronics Industries Limited (Jiangsu). Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu (the “Jiangsu License Agreement”). As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the Jiangsu License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the Jiangsu License Agreement. Royalty income on all previously approved products, which are already in the pipeline, is still be owed to the Company.
Effective June 30, 2003, the Company entered into a License Agreement (the “License Agreement”) with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name. This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts. To further enhance the relationship between the Company and Sonigem, on June 30, 2005, the Company announced the extension of its licensing agreement for electronics products with Sonigem. The Amendment to the License Agreement with Sonigem was effective August 1, 2005 (the “Amendment”). The Amendment provides Sonigem with the exclusive right and license to use certain Company trademarks in Canada in connection with the manufacture, production, distribution and sale of an increased number of licensed products, with the prior approval of the Company. In consideration for these increased rights, the Amendment also provides for increased minimum royalty payments payable to the Company, which may partially offset the previously discussed reductions in royalty income from the terminated Jiangsu License Agreement.
Interest income for the quarter was $34,645 as compared to $4,198 for the same quarter in 2004. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.
The provision for income taxes was $922,300 and $569,195 for the quarter ended September 30, 2005 and 2004, respectively. The effective tax rate was 39% for each quarter.

Recently Issued Financial Accounting Pronouncements
During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments”, which changed the accounting for equity compensation programs (“SFAS 123R”). Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R is effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. For the quarter ended September 30, 2005, the impact of the adoption of SFAS 123R reduced pre-tax earnings by $98,992. During the rest of fiscal 2006, the impact of the adoption of SFAS 123R is expected to reduce pre-tax earnings by approximately $231,008. For more information about SFAS 123R, see Note 6 in the Notes to Condensed Consolidated Financial Statements, “Stock-Based Compensation.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls. The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II
OTHER INFORMATION
Item 5 Submission of Matters to Vote of Security-Holders
(a)	On October 12, 2005 an Annual Meeting of Stockholders was held.

(b)	Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)	There were 3,744,525 shares of common stock eligible to vote at the Annual Meeting, of which 3,561,998 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2006:

John C. Koss	3,557,747	4,251	0
Thomas L. Doerr	3,557,465	4,533	0
Michael J. Koss	3,557,747	4,251	0
Lawrence S. Mattson	3,544,905	17,093	0
Martin F. Stein	3,556,747	5,251	0
John J. Stollenwerk	3,556,065	5,933	0

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2006	3,557,108	4,786	104	0
Item 6 Exhibits
     See Exhibit Index attached hereto.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOSS CORPORATION

Date: November 14, 2005	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President, Chief Executive Officer, Chief Financial Officer

Date: November 14, 2005	/s/ Sue Sachdeva
Sue Sachdeva
Vice President — Finance Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.12	Loan Agreement, effective as of February 17, 1995. Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

10.14	Amendment to Loan Agreement dated April 29, 1999. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.15	Amendment to Loan Agreement dated December 15, 1999. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.16	Amendment to Loan Agreement dated October 10, 2001. Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.17	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998). Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

10.18	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.20	Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

*	Filed herewith

**	Furnished herewith