Form 10-Q
period 2005-12-31
KOSS CORP
filed 2006-02-14
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2005
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
YES ☑                    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
YES ☐                    NO ☑
At February 7, 2006, there were 3,686,275 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
December 31, 2005

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2005	June 30, 2005
ASSETS
Current Assets:
Cash	$4,839,303	$5,218,698
Accounts Receivable	11,597,999	8,763,968
Inventories	9,362,126	7,595,803
Other current assets	1,368,833	1,987,779

Total current assets	27,168,261	23,566,248

Property and equipment, net	3,226,977	2,993,700
Deferred income taxes	315,531	315,531
Other assets	2,327,320	2,365,982

	$33,038,089	$29,241,461

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,391,957	$3,012,736
Accrued liabilities	2,660,477	1,841,862
Income taxes	1,023,999	692,538
Dividends payable	479,385	486,918

Total current liabilities	8,555,818	6,034,054

Deferred compensation	961,165	961,165
Derivative liability	125,000	125,000
Stockholders’ investment	23,396,106	22,121,242

	$33,038,089	$29,241,461

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
Period Ended December 31	2005	2004	2005	2004

Net Sales	$15,435,597	$10,225,079	$27,385,438	$19,197,659
Cost of goods sold	9,397,027	6,266,461	16,671,989	11,816,068

Gross Profit	6,038,570	3,958,618	10,713,449	7,381,591
Selling general and administrative expense	2,849,784	2,456,825	5,297,401	4,576,346

Income from operations	3,188,786	1,501,793	5,416,048	2,805,245
Other income (expense)
Royalty income	100,307	484,614	201,918	636,070
Interest income	40,825	12,678	75,470	16,876
Interest expense	0	0	0	0

Income before income tax provision	3,329,918	1,999,085	5,693,436	3,458,191
Provision for income taxes	1,298,672	779,643	2,220,972	1,348,838

Net Income	$2,031,246	$1,219,442	$3,472,464	$2,109,353

Earnings per common share:
Basic	$0.55	$0.33	$0.93	$0.57
Diluted	$0.53	$0.31	$0.92	$0.55

Dividends per common share	$0.13	$0.13	$0.26	$0.26

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended December 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,472,464	$2,109,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,061	401,975
Increase in allowance for doubtful accounts	193,000	—
Net changes in operating assets and liabilities	(1,652,645)	2,760,271

Net cash provided by operating activities	2,515,880	5,271,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(697,675)	(818,116)

Net cash used in investing activities	(697,675)	(818,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(966,173)	(960,121)
Purchase of common stock	(1,231,427)	(2,130,625)
Exercise of stock options	—	123,400

Net cash used in financing activities	(2,197,600)	(2,967,346)

Net increase (decrease) in cash	(379,395)	1,486,137
Cash at beginning of period	5,218,698	2,110,917

Cash at end of period	$4,839,303	$3,597,054

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and six months ended December 31, 2005 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2005 Annual Report on Form 10-K.

2.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending December 31, 2005 and 2004 were 3,696,796 and 3,692,970, respectively. For the six months ended December 31, 2005 and 2004, weighted average number of common shares outstanding were 3,716,337 and 3,856,895, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 124,450 and 132,392 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended December 31, 2005 and 2004, respectively. Common stock equivalents of 72,180 and 147,380 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the six months ended December 31, 2005 and 2004, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	December 31, 2005	June 30, 2005

Raw materials and work in process	$4,962,789	$3,649,069
Finished goods	5,272,730	4,820,127

	10,235,519	8,469,196
LIFO reserve	(873,393)	(873,393)

	$9,362,126	$7,595,803

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company.

As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at December 31, 2005 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At December 31, 2005 and June 30, 2005, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.	DIVIDENDS DECLARED

On December 20, 2005, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on December 31, 2005 to be paid January 13, 2006. Such dividend payable has been recorded at December 31, 2005.

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

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments” (“SFAS 123R”), which changed the accounting for equity compensation programs. Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 (“APB 25”) in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R was effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. The adoption of SFAS 123R’s fair value method has an impact on the Company’s results of operations, although it does not have an impact on the overall financial position.

The effect of applying the expense recognition provisions of SFAS 123R on income before provision for income taxes, net income and basic and diluted earnings per share for the three months ended December 31, 2005 is presented below:

		Change
		from SFAS
Three months ended December 31, 2005	As Reported	123R	Pro Forma
Income before income tax provision	$3,329,918	$98,992	$3,428,910
Provision for income taxes	1,298,672	38,607	1,337,279
Net income	2,031,246	60,385	2,091,631
Earnings per share:
Basic earnings per share	$0.55	$0.02	$0.57
Diluted earnings per share	$0.53	$0.02	$0.55
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules was amortized on a straight line basis over the vesting period for the entire award.

As of December 31, 2005, there was approximately $1,088,000 of total unrecognized compensation cost related to nonvested options granted under the plan. This cost is expected to be recognized over a weighted average period of 4.83 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as operating cash flow as required under the current standards. This requirement reduces the net cash provided by operation activities and increase the net cash from financing activities in periods after adoption. The Company cannot estimate what these amounts will be in the future because it will depend on, among other things, when employees exercise stock options. The effect of applying the provisions of SFAS 123R on cash flow from operations and cash flow from financing activities was not material for the three months or the six months ended December 31, 2005.

Prior to fiscal 2006, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB 25. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation, for the three months ended December 31, 2004:

Three Months Ended December 31,	2004
Net income, as reported	$1,219,442
Add: Total stock-based employee compensation recorded	26,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	85,298

Pro forma net income	$1,160,331

Earnings per share:
Basic-as reported	$0.33
Basic-pro forma	$0.31
Diluted-as reported	$0.31
Diluted-pro forma	$0.30
7.	SUBSEQUENT EVENT

On January 12, 2006, a customer of the Company, Musicland Holding Corp., declared bankruptcy. As a result, the Company has recorded a reserve for the amounts due from

Musicland of $193,000 at December 31, 2005. This amount is reflected in the condensed consolidated statements of income for the periods ending December 31, 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities during the six months ended December 31, 2005 amounted to $2,515,880. This was a result of net income for the period adjusted for changes in operating assets and liabilities, which arose primarily out of increases in accounts receivable, accrued liabilities and income taxes payable.
Capital expenditures for new equipment (including production tooling) were $697,675 for the quarter. Capital expenditures for fiscal year 2006 are expected to be approximately $1.7 million. The Company expects to generate sufficient funds through operations to fund these expenditures.
Stockholders’ investment increased to $23,396,106 at December 31, 2005, from $22,121,242 at June 30, 2005. The increase reflects net income offset by the effect of the purchase and retirement of common stock and dividends declared and paid.
The Company amended its existing credit facility in November 2005, extending the maturity date of the unsecured line of credit to November 1, 2006. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2005 or June 30, 2005. The Company did not utilize the credit facility during the quarter ended December 31, 2005.
In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in January 2006, for a maximum of $42,500,000. The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.
For the six months ended December 31, 2005, the Company purchased 57,948 shares of its common stock at an average net price of $21.25 per share, for a total net purchase price of $1,231,427.
From the commencement of the Company’s stock repurchase program through December 31, 2005, the Company has purchased a total of 5,357,952 shares for a total gross purchase price of $44,230,162, (representing an average gross purchase price of $8.26 per share) and a total net purchase price of $37,753,227 (representing an average net purchase price of $7.05 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.
The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases of the Company’s common stock for the six months ended

December 31, 2005. However, during the quarter ended December 31, 2005, the Company did purchase 25,548 shares of the Company’s common stock from the ESOP at an average price of $23.16 per share for a total purchase price of $591,807.
Results of Operations
Net sales for the second quarter ended December 31, 2005 rose 51% to $15,435,597 from $10,225,079 for the same period in 2004. Net sales for the six months ended December 31, 2005 were $27,385,438 up 43% compared with $19,197,659 during the same six months one year ago.
Net sales increased for the quarter and six months ended December 31, 2005, as a result of a number of factors. Seasonal holiday sales were strong for the Company, and retailers and distributors increased stock levels of Koss stereophones throughout the quarter. In addition, export sales, most notably to Europe, increased significantly. This quarter’s 120% increase in export sales brings the six month increase in export sales to 106% for the period ending December 31, 2005 and complements the 82% increase in export sales we reported for the year ending June 30, 2005, and the 72% increase in export sales we reported for the year ending June 30, 2004.
Gross profit as a percent of net sales was 39% for the quarter ended December 31, 2005 unchanged from the same period in the prior year. For the six month periods ended December 31, 2005 and 2004, the gross profit percentage was 39% and 38% respectively.
Selling, general and administrative expenses for the quarter ended December 31, 2005 were $2,849,784 or 18% of net sales, compared to $2,456,825 or 24% of net sales for the same period in 2004. For the six month period ended December 2005, these expenses were $5,297,401 or 19% of net sales, compared to $4,576,346 or 24% of net sales, for the same period in 2004.
For the second quarter ended December 31, 2005, income from operations was $3,188,786 versus $1,501,793 for the same period in the prior year, a 112% change. Income from operations for the six months ended December 31, 2005 was $5,416,048 as compared to $2,805,245 for the same period in 2004, a 93% change. Income from operations increased primarily as a result of increased net sales for the quarter and six months ended December 31, 2005.
Net income increased by 67%, from $1,219,442 to $2,031,246 for the same three months. Net income for the six months increased by 65% from $2,109,353 compared to $3,472,464 for the same six months ending December 31, 2004. Net income increased primarily as a result of increased net sales for the quarter and six months ended December 31, 2005.
Royalty income for the quarter ended December 31, 2005 was $100,307, compared to $484,614 for the quarter ended December 31, 2005. For the six month period ended December 31, 2005 royalty income was $201,918 compared to $636,070 for the period ending December 31, 2004. The decrease in royalty income was primarily a result of the terminated license agreement with Jiangsu Electronics Industries Limited (Jiangsu). Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu (the “Jiangsu License Agreement”). As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the Jiangsu License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the Jiangsu License Agreement. Royalty income on all previously approved products, which are already in the pipeline, is still owed to the Company.
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
Interest income for the quarter was $40,825 as compared to $12,678 for the same quarter in 2004. For the six month period interest income was $75,470 compared to $16,876. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.
The provision for income taxes for the quarter ended December 31, 2005, was $1,298,672 compared with $779,643 for the same period last year. For the six months ended December 31, 2005, the provision for income taxes was $2,220,972 compared with $1,348,838 for the same period last year. The increases were due to significantly improved results of operations. The effective tax rate was 39% for each of the quarters.
Recently Issued Financial Accounting Pronouncements
During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments”, which changed the accounting for equity compensation programs (“SFAS 123R”). Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R is effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. For the quarter ended December 31, 2005, the impact of the adoption of SFAS 123R reduced pre-tax earnings by $98,992. For the six months ended December 31, 2005, the impact of the adoption of SFAS 123R reduced pre-tax earnings by $197,984. During the rest of fiscal 2006, the impact of the adoption of SFAS 123R is expected to reduce pre-tax earnings by approximately $132,000. For more information about SFAS 123R, see Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” above.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

KOSS CORPORATION

Date: February 14, 2006	/s/ Michael J. Koss

Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: February 14, 2006	/s/ Sue Sachdeva

Sue Sachdeva
Vice President—Finance, Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.12	Loan Agreement, effective as of February 17, 1995. Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

10.14	Amendment to Loan Agreement dated April 29, 1999. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.15	Amendment to Loan Agreement dated December 15, 1999. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.16	Amendment to Loan Agreement dated October 10, 2001. Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.17	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998). Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

10.18	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.20	Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

* Filed herewith

** Furnished herewith