Form 10-Q
period 2006-03-31
KOSS CORP
filed 2006-05-15
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006
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
YES ☐       NO ☑
At May 1, 2006, there were 3,715,071 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2006

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	June 30, 2005
ASSETS
Current Assets:
Cash	$4,864,085	$5,218,698
Accounts receivable	8,481,229	8,763,968
Inventories	8,946,732	7,595,803
Other current assets	1,352,863	1,987,779

Total current assets	23,644,909	23,566,248

Property and equipment, net	3,073,045	2,993,700
Deferred income taxes	315,531	315,531
Other assets	2,307,900	2,365,982

	$29,341,385	$29,241,461

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,678,710	$3,012,736
Accrued liabilities	2,679,785	1,841,862
Income taxes	768,314	692,538
Dividends payable	479,392	486,918

Total current liabilities	5,604,489	6,034,054

Deferred compensation	961,165	961,165
Derivative liability	125,000	125,000
Stockholders’ investment	22,649,019	22,121,242

	$29,341,385	$29,241,461

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2006	2005	2006	2005

Net Sales	$13,222,496	$9,772,686	$40,607,934	$28,970,345
Cost of goods sold	8,266,958	6,159,205	24,938,947	17,975,273

Gross Profit	4,955,538	3,613,481	15,668,987	10,995,072
Selling general and administrative expense	2,615,295	2,200,546	7,912,696	6,776,892

Income from operations	2,340,243	1,412,935	7,756,291	4,218,180
Other income (expense)
Royalty income	75,000	21,921	276,918	657,991
Interest income	44,191	17,563	119,661	34,439
Interest expense	0	0	0	0

Income before income tax provision	2,459,434	1,452,419	8,152,870	4,910,610
Provision for income taxes	959,316	566,443	3,180,288	1,915,281

Net Income	$1,500,118	$885,976	$4,972,582	$2,995,329

Earnings per common share:
Basic	$0.43	$0.24	$1.36	$0.81
Diluted	$0.40	$0.23	$1.32	$0.76

Dividends per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,972,582	$2,995,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	755,706	777,574
Increase in allowance for doubtful accounts	343,000	—
Net changes in operating assets and liabilities	(1,185,738)	3,227,760

Net cash provided by operating activities	4,885,550	7,000,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(795,358)	(1,026,626)

Net cash used in investing activities	(795,358)	(1,026,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,445,565)	(1,440,019)
Purchase of common stock	(6,071,210)	(2,130,625)
Exercise of stock options	3,071,970	140,213

Net cash used in financing activities	(4,444,805)	(3,430,431)

Net (decrease) increase in cash	(354,613)	2,543,606
Cash at beginning of period	5,218,698	2,110,917

Cash at end of period	$4,864,085	$4,654,523

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and nine months ended March 31, 2006 is not necessarily indicative of the operating results for the full year.

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

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2006 and 2005 were 3,528,124 and 3,689,728, respectively. For the nine months ended March 31, 2006 and 2005, weighted average number of common shares outstanding were 3,753,223 and 3,829,820, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 195,574 and 85,999 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended March 31, 2006 and 2005, respectively. Common stock equivalents of 105,957 and 126,900 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the nine months ended March 31, 2006 and 2005, respectively.

3.	INVENTORIES

The classification of inventories is as follows:

	March 31, 2006	June 30, 2005

Raw materials and work in process	$3,125,080	$3,649,069
Finished goods	6,695,045	4,820,127

	9,820,125	8,469,196
LIFO reserve	(873,393)	(873,393)

	$8,946,732	$7,595,803

4.	STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company.

As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at March 31, 2006 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2006 and June 30, 2005, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.	DIVIDENDS DECLARED

On March 17, 2006, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on March 31, 2006 to be paid April 14, 2006. Such dividend payable has been recorded at March 31, 2006.

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

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments” (“SFAS 123R”), which changed the accounting for equity compensation programs. Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 (“APB 25”) in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R was effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. The adoption of SFAS 123R’s fair value method has an impact on the Company’s results of operations, although it does not have an impact on the overall financial position. The impact on cash flows from operations is not material.

The effect of applying the expense recognition provisions of SFAS 123R on income before provision for income taxes, net income and basic and diluted earnings per share for the three months and the nine months ended March 31, 2006 is presented below:

		Change
	As	from SFAS
Three months ended March 31, 2006	Reported	123R	Pro Forma
Income before income tax provision	$2,459,434	$189,013	$2,648,447
Provision for income taxes	959,316	73,715	1,033,031
Net income	1,500,118	115,298	1,615,416
Earnings per share:
Basic earnings per share	$0.43	$0.03	$0.46
Diluted earnings per share	$0.40	$0.03	$0.43

		Change
	As	from SFAS
Nine months ended March 31, 2006	Reported	123R	Pro Forma
Income before income tax provision	$8,152,870	$386,978	$8,539,848
Provision for income taxes	3,180,288	150,921	3,331,209
Net income	4,972,582	236,057	5,208,639
Earnings per share:
Basic earnings per share	$1.34	$0.06	$1.40
Diluted earnings per share	$1.32	$0.06	$1.38
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules was amortized on a straight line basis over the vesting period for the entire award.

As of March 31, 2006, there was approximately $1,035,355 of total unrecognized compensation cost related to nonvested options granted under the plan. This cost is expected to be recognized over a weighted average period of 4.83 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as operating cash flow as required under the current standards. This requirement reduces the net cash provided by operation activities and increase the net cash from financing activities in periods after adoption. The Company cannot estimate what these amounts will be in the future because it will depend on, among other things, when employees exercise stock options. The effect of applying the provisions of SFAS 123R on cash flow from operations and cash flow from financing activities was not material for the three months or the nine months ended March 31, 2006.

Prior to fiscal 2006, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB 25. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation, for the three months and the nine months ended March 31, 2005:

	Three Months	Nine Months
Period Ended March 31,	2005	2005
Net income, as reported	$885,976	$2,995,329
Add: Total stock-based employee compensation recorded	26,187	78,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	85,298	255,894

Pro forma net income	$826,865	$2,817,997

	Three Months	Nine Months
Period Ended March 31,	2005	2005
Earnings per share:
Basic-as reported	$0.24	$0.81
Basic-pro forma	$0.22	$0.76
Diluted-as reported	$0.23	$0.76
Diluted-pro forma	$0.22	$0.71
7.	SUBSEQUENT EVENTS

A dispute has arisen regarding two shipments of products made in November 2005 that were provided to a former Swedish distributor. The total amount of the products shipped were approximately $292,000, and the Company has not received any payment yet for these shipments. The Company is attempting to recover the amounts of goods shipped from the former Swedish distributor and the freight forwarders, and has initiated certain legal proceedings to attempt to recover these amounts owed. In the meantime, the Company has recorded a reserve amounting to $150,000 for potential estimated losses from the amounts owed from these shipments. This amount is reflected in the condensed consolidated statements of income for the periods ending March 31, 2006.

On May 9, 2006, the Company announced that it will distribute a special cash dividend of $1.00 per share on July 15, 2006 to shareholders of record June 30, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities during the nine months ended March 31, 2006 amounted to $4,885,550. This was a result of net income for the period adjusted for changes in operating assets and liabilities, which arose primarily out of increases in accounts receivable and inventory, offset by the increases in accrued liabilities and income taxes payable. On May 9, 2006, the Company announced that it will distribute a special cash dividend of $1.00 per share on July 15, 2006 to shareholders of record June 30, 2006, which represents a commitment for approximately $3.7 million to be paid. Due to the Company’s strong cash, accounts receivable and inventory position, the Company believes that its cash position will remain strong after the satisfaction of this commitment.
Capital expenditures for new equipment (including production tooling) were $795,358 for the quarter. Capital expenditures for fiscal year 2006 are expected to be approximately $1 million. The Company expects to generate sufficient funds through operations to fund these expenditures.
Stockholders’ investment increased to $22,649,019 at March 31, 2006, from $22,121,242 at June 30, 2005. The increase reflects net income offset by (i) the effect of stock options exercised, (ii) the purchase and retirement of common stock and (iii) dividends declared and paid.
The Company amended its existing credit facility in November 2005, extending the maturity date of the unsecured line of credit to November 1, 2006. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2006 or June 30, 2005. The Company did not utilize the credit facility during the quarter ended March 31, 2006.
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
For the nine months ended March 31, 2006, the Company purchased 228,593 shares of its common stock at an average gross price of $26.56 per share, for a total gross purchase price of $6,071,210.
From the commencement of the Company’s stock repurchase program through March 31, 2006, the Company has purchased a total of 5,528,597 shares for a total gross purchase price of $49,069,945, (representing an average gross purchase price of $8.87 per share) and a total net purchase price of $39,521,040 (representing an average net purchase price of $7.15 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.
The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases of the Company’s common stock for the nine months ended March 31, 2006. However, during the quarter ended March 31, 2006, the Company did contribute $50,000 to the ESOP for the purchase of 1,919 shares of the Company’s common stock from the ESOP at an average price of $26.05 per share for a total purchase price of $50,000, which was effective as of May 3, 2006.
Results of Operations
Net sales for the quarter ended March 31, 2006 rose 35% to $13,222,496 from $9,772,686 for the same period in 2005. Net sales for the nine months ended March 31, 2006 were $40,607,934 up 40% compared with $28,970,345 during the same nine months one year ago.
Net sales increased for the quarter and nine months ended March 31, 2006, for several reasons. Retailers and distributors increased stock levels of Koss stereophones throughout the quarter. The increase is attributable in part to an improving economy and better market penetration. In addition, export sales, most notably to Europe, increased significantly. This quarter’s 63% increase in export sales brought the nine month increase in export sales to 88% for the period ending March 31, 2006.
Gross profit as a percent of net sales was 37% for the quarter ended March 31, 2006 unchanged from the same period in the prior year. For the nine month period ended March 31, 2006 and 2005, the gross profit percentage was 39% and 38% respectively.
Selling, general and administrative expenses for the quarter ended March 31, 2006 were $2,615,295 or 20% of net sales, compared to $2,200,546 or 23% of net sales for the same period in 2005. For the nine month period ended March 31, 2006, these expenses were $7,912,696 or 19% of net sales, compared to $6,776,892 or 23% of net sales, for the same period in 2006.
For the third quarter ended March 31, 2006, income from operations was $2,340,243 versus $1,412,935 for the same period in the prior year, a 66% change. Income from operations for the nine months ended March 31, 2006 was $7,756,291 as compared to $4,218,180 for the same period in 2005, an 84% change. Income from operations increased primarily as a result of increased net sales for the quarter and nine months ended March 31, 2006.

Net income increased by 69%, from $885,976 to $1,500,118 for the same three months. Net income for the nine months increased by 66% from $2,995,329 to $4,972,582 for the same nine months ending March 31, 2005. Net income increased primarily as a result of increased net sales for the quarter and nine months ended March 31, 2006, partially offset by taxes payable.
Royalty income for the quarter ended March 31, 2006 was $75,000, compared to $21,921 for the quarter ended March 31, 2005. For the nine month period ended March 31, 2006 royalty income was $276,918 compared to $657,991 for the period ending March 31, 2005. The decrease in royalty income for the nine months period was primarily a result of the terminated license agreement with Jiangsu Electronics Industries Limited (Jiangsu). Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu (the “Jiangsu License Agreement”). As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the Jiangsu License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the Jiangsu License Agreement. Royalty income on all previously approved products, which are already in the pipeline, is still owed to the Company.
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
Interest income for the quarter was $44,191 as compared to $17,563 for the same quarter in 2005. For the nine month period interest income was $119,661 compared to $34,439. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned, and cash on hand was generally higher during the quarter, due to increased sales.
The provision for income taxes for the quarter ended March 31, 2006, was $959,316 compared with $566,443 for the same period last year. For the nine months ended March 31, 2006, the provision for income taxes was $4,972,582 compared with $2,995,309 for the same period last year. The increases were due to significantly improved results of operations. The effective tax rate was 39% for each of the quarters.
Recently Issued Financial Accounting Pronouncements
During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payments,” which changed the accounting for equity compensation programs (“SFAS 123R”). Under SFAS 123R, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS 123 and SFAS 148, the Company elected to follow APB Opinion No. 25 in accounting for its stock option plan until the effective date of SFAS 123R. The accounting as provided by SFAS 123R became effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. For the quarter ended March 31, 2006, the impact of the adoption of SFAS 123R reduced pre-tax earnings by $288,006. For the nine months ended March 31, 2006, the impact of the adoption of SFAS 123R reduced pre-tax earnings by $386,998. During the rest of fiscal 2006, the impact of the adoption of SFAS 123R is expected to reduce pre-tax earnings by approximately $136,000. For more information about SFAS 123R, see Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” above.
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
PART II
OTHER INFORMATION
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the other risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS
The Company is particularly concerned about the consistency of our business with several U.S. retailers for the coming year. The recent increases in interest rates may again cause U.S. retailers to sharply curtail inventory increases in advance of this year’s holiday season. The Company has already seen some consolidation in product lines, and item elimination, or reductions at several big box retailers this past spring. The Company must also recognize the struggle that many of the Company’s automobile customers have been reporting in the news, and the potential impact that a reduction in automobile unit sales might have upon our ‘rear seat entertainment products’ for the automotive market in the coming fiscal year.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2006, by the Company.
COMPANY REPURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total # of	Average	Shares Purchased as	Value of
	Shares	Price Paid	Part of Publicly	Shares Available under
Period (2006)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
January 1-	56,250	$28.645	56,250	$1,327,721
January 31
February 1-	5,736	$28.25	5,736	$1,165,679
February 28
March 1-	8,074	$26.293	8,074	$936,799
March 31

(1) In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in January 2006, for an aggregate maximum of $42,500,000, of which $39,521,040 had been expended through March 31, 2006.
Item 6 Exhibits
See Exhibit Index attached hereto.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION
Date: May 15, 2006	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President, Chief Executive Officer, Chief Financial Officer

Date: May 15, 2006	/s/ Sue Sachdeva
Sue Sachdeva
Vice President—Finance, Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.12	Loan Agreement, effective as of February 17, 1995. Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

10.14	Amendment to Loan Agreement dated April 29, 1999. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.15	Amendment to Loan Agreement dated December 15, 1999. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.16	Amendment to Loan Agreement dated October 10, 2001. Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.17	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998). Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

10.18	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.20	Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

*	Filed herewith

**	Furnished herewith