Form 10-K
period 2006-06-30
KOSS CORP
filed 2006-09-06
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, $0.005 par value (voting)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 30, 2005 was approximately $17,347,994 (based on the $26.14 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 30, 2005).  In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2005 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company.  The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On August 25, 2006, 3,706,842 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1.     BUSINESS.

GENERAL

As used herein, the term “Company” means Koss Corporation and its consolidated subsidiaries, unless the context otherwise requires.  The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories.  The percentage of total revenues related to this central business line over the past three fiscal years was 100% for each year.

The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label.  The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products.  The Company has more than 351 domestic dealers and its products are carried in approximately 24,500 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has 2 subsidiaries:  Bi-Audio and Koss Classics.

Ninety five percent of the Company’s products are stereo headphones for listening to music.  The products are not significantly differentiated by channel or application with the exception of products sold to school systems, which sometimes include a microphone.  Sales in this application represent between 2% and 3% of the Company’s revenue.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.  The business could also be classified by distribution channel.  Consumers purchase more than 98% of the Koss stereophone range of product through some form of retail channel or reseller.

Management believes that it has sources of raw materials that are adequate for its needs.

No employment or compensation agreement exists between the Company and its dealers.  Although, the Company has several independent manufacturer’s representatives for distribution.  The Company typically signs one year contracts with these manufacturer’s representatives.  These agreements are seldom renewed in writing.  The sales from these agreements accounted for approximately 13% of the Company’s total revenue in 2006.  Specifically, the Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena.  The automotive representative was paid 4% for all business in this area in 2006, and will be paid 3% in 2007 and 2% thereafter.  The Company’s remaining agreements with distributors, past or present, pertain to distribution arrangements in foreign countries.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.  The Company has the right to terminate these agreements with foreign distributors without cause.

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

The Company currently has 407 trademarks registered in 82 countries around the world and patents in 26 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the fiscal year ended June 30, 2006, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 53% of sales occurred in the first six months of the fiscal year ended June 30, 2006, and 47% of sales occurred in the latter six months of that fiscal year.  Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s current backlog of orders is not deemed material in relation to net sales during fiscal 2006.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 25,000 retailers and distributors worldwide.  During 2006, the Company’s sales to its largest single customer, Wal-Mart Stores Inc., were approximately 13% of total gross sales.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers.  Management believes that any loss of Wal-Mart’s revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income.  The five largest customers of the Company (including Wal-Mart) accounted for approximately 47%, 42% and 43% of total sales in 2006, 2005 and 2004.

COMPETITION

The Company focuses on the headphone industry.  The acquisition of ADDAX in 2003, renamed Bi-Audio, expands the Company’s investment into additional categories of headsets, headphones, and stereophones.  In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The Company’s single product focus is unique in the marketplace.  The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $320,000 during fiscal 2006 as compared with $173,000 during fiscal 2005 and $125,000 during fiscal 2004.  These activities were conducted by both Company personnel and outside consultants.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During fiscal 2006, 2005 and 2004, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.

EMPLOYEES

As of June 30, 2006, the Company employed 115 people.  The Company also utilizes temporary personnel to meet seasonal production demands.

FOREIGN SALES

International markets are serviced through manufacturer’s representatives or independent distributors with products produced in the United States and overseas.  Our products are sold in countries in the following regions: Western and Eastern Europe, Scandinavia, The Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico.  The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts.

In the opinion of management, the Company’s competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional such barriers would reduce the Company’s revenue and profit.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 11 to the consolidated financial statements accompanying this Form 10-K.

The Company maintains a small sales office in Switzerland to service the international export marketplace.  The Company is aware of no material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States, including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico.  The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts.  During the last three fiscal years, net sales of all Koss products, were distributed as follows:

	2006	2005	2004
From U.S.	$35,663,139	$28,881,750	$33,484,763
From foreign countries	15,228,498	11,404,941	7,008,448
Total Sales	$50,891,637	$40,286,691	$40,493,211

In addition to manufacturing facilities in the United States, the Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea.  These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease, and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  Finished goods inventory is stocked at an average of approximately 90 days demand per item.  Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top twelve selling models (which represent 75% of the Company’s sales revenue) within 1 year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.  Finally, an additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea, Iran, and Lebanon.  Three of our largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.

AVAILABLE INFORMATION

Our internet website is http://www.koss.com.  The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC).  These reports and other information regarding the Company are also available on the SEC’s internet website at http://www.sec.gov.

ITEM 1A.               RISK FACTORS

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

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company is dependent upon the Company’s ability to retain an existing base of customers to sell the Company’s line of products.  Loss of customers means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers.  Since distribution is broadly based, any loss of a customer directly translates into a reduction in sales volume which can only be replaced by replacing a similar number of representative retail outlets.  The inability of the Company’s sales and marketing staff to obtain new distribution outlets translates into a lack of future growth and possibly a setback in sales volumes when loss of current customers occur.  For example, the loss of a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the fiscal year that the customer was lost.  Attracting a new customer during the course of a fiscal year could have a positive impact or simply replace an account which has been lost.  In addition, a customer can decide to make a change in the models that it decides to offer for sale.  Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market.  The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer.  A reduction in sales volume would cause a reduction in profitability.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines that customers would choose to offer to consumers could significantly affect the Company’s future profitability.  The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

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

ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY, NEGATIVELY IMPACTING FUTURE PROFITABILITY

The Company has significant accounts receivable or other amounts due from the Company’s customers.  The accounts receivable balance at the end of the last four quarters averaged approximately $8 million.  Terms of payment for customers generally range from cash in advance to net 90 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers.  An example of such a loss was KMART Corporation.  The Company recorded a loss of approximately $500,000 of which $37,000 was repaid in 2005 and $312,000 in 2004, when KMART filed for re-organization.  KMART was current with the Company at the time that KMART filed Chapter 11 bankruptcy in January of 2002.  The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company uses contract manufacturing facilities in Mainland China, Taiwan, and South Korea.  These independent supplier entities are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease, and government intervention through tariffs or trade restrictions that are of less concern domestically.  An additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea, Iran, and Lebanon.  Three of our largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.  Therefore, if there are any interruptions in the supply chain for any of these reasons, this could directly impact the Company’s profits in a negative way.  The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin.  In addition, any increase in tariffs and freight charges may not be acceptable to pass along to the Company’s customers and could directly impact the Company’s profits.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD AFFECT PRICING OF PRODUCTS AND CAUSE CUSTOMERS TO PURCHASE LOWER-PRICED, LESS PROFITABLE PRODUCTS AND COULD AFFECT OVERALL DEMAND FOR THE COMPANY’S PRODUCTS

The Company receives a material portion of its revenue and profits from business in Canada and Europe.  To the extent that value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the overall demand for the Company’s products.  The Company gets paid from its international customers in U.S. dollars.  To the extent that increased prices arising from currency fluctuations decrease the overall demand for the Company’s products and the Company’s sales or motivate customers to purchase lower-priced, lower profit products, the Company’s revenues, profits, and cash flows could be adversely affected.

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS

The Company is particularly concerned about the consistency of business with several U.S. retailers for the coming year.  The recent increases in interest rates may again cause U.S. retailers to sharply curtail inventory increases in advance of this year’s holiday season.  The Company has already seen some consolidation in product lines, and item elimination, or reductions at several big box retailers this past spring.  The Company also recognizes the struggle that many of the Company’s automobile customers have been reporting in the news, and the potential impact that a reduction in automobile unit sales might have upon our ‘rear seat entertainment products’ for the automotive market in the coming fiscal year.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss.  On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions.  The lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                  LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither the Company nor its subsidiaries are subject to any material legal proceedings in management’s opinion.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS.  There were approximately 727 record holders of the Company’s common stock as of August 1, 2006.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2004	$23.96	$20.00	$0.13
December 31, 2004	$23.00	$18.15	$0.13
March 31, 2005	$21.45	$18.25	$0.13
June 30, 2005	$20.76	$16.80	$0.13
September 30, 2005	$18.30	$17.00	$0.13
December 31, 2005	$26.45	$17.25	$0.13
March 31, 2006	$29.95	$24.25	$0.13
June 30, 2006	$28.00	$24.00	$1.13

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2006.  On May 9, 2006, the Company announced its quarterly dividend of $0.13 and a special dividend of $1.00 per share for stockholders of record on June 30, 2006.  The special dividend was distributed on or around July 15, 2006.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2006)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	4,900	$27.80	4,900	$800,429
May 1-May 31	11,290	$25.94	11,290	$506,112
June 1-June 30	4,074	$25.00	4,074	$403,536

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2006, the most recently approved increase was for additional purchases of $2,000,000, which occurred in January of 2006, for an aggregate maximum of $42,500,000, of which $42,096,464 had been expended through June 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002
Net sales	$50,891,637	$40,286,691	$40,493,211	$33,802,634	$36,571,303
Income before cumulative effect of accounting change	$6,222,191	$4,493,827	$5,448,147	$4,169,411	$5,041,343
Net income	$6,222,191	$4,493,827	$5,372,272	$4,169,411	$5,041,343

Basic earnings per common share:
Before cumulative effect of accounting change	$1.68	$1.21	$1.45	$1.14	$1.36
Accounting change	—	$—	$(0.02)	—	—
Basic earnings per common share	$1.68	$1.21	$1.43	$1.14	$1.36

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.63	$1.14	$1.39	$1.08	$1.28
Accounting change	—	—	$(0.02)	—	—
Diluted earnings per common share	$1.63	$1.14	$1.37	$1.08	$1.28

Total assets	$31,441,613	$29,241,491	$25,679,556	$23,786,818	$20,326,134

Contingently redeemable common stock	—	—	__	$1,490,000	$1,490,000

Cash dividends per common share	$1.52	$0.52	$0.52	$0.52	—

See Part II, Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006, cash provided by operations was $5,826,337, and during fiscal 2005, cash provided by operations was $7,740,647.  Working capital was $16,123,925 at June 30, 2006 and $17,532,194 at June 30, 2005.  The net decrease in working capital of $1,408,269 from June 30, 2005 represents primarily the net effect of decreases in accounts receivable, prepaid expenses, and accounts payable offset by increases in cash, inventories, deferred income taxes, accrued liabilities, dividends payable and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $921,807, $1,170,494, and $1,344,169, in fiscal 2006, 2005, and 2004, respectively.  Depreciation charges totaled $877,843, $816,857, and $590,414, for the same fiscal years.  Budgeted capital expenditures for fiscal 2007 are approximately $1,900,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $21,174,306 at June 30, 2006 from $22,121,242 at June 30, 2005.  The decrease reflects the net effect of net income, dividends declared, purchase of common stock, exercise of stock options and compensation expense recorded for vested stock options granted under SFAS No. 123(R).  On June 15, 2006, the Company declared a quarterly cash dividend of $0.13 and a special dividend of $1.00 per share, for an aggregate of $4,202,591 payable on July 15, 2006 to stockholders of record on June 30, 2006, which is recorded as dividends payable.

The Company’s credit facility matures on November 1, 2006.  This unsecured credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios.  The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0.  The tangible net worth of the Company must not fall below $12.5 million at any time.  The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0.  The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0.  The Company has been and is well within these requirements.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2006, June 30, 2005, or June 30, 2004.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $2,000,000 in the stock repurchase program.  As of June 30, 2006, the most recently approved increase was for additional purchases of $2,000,000, which occurred in January of 2006, for an aggregate maximum of $42,500,000, of which $42,096,464 had been expended through June 30, 2006.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.  The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued.  The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration.  The Company has no immediate plans to make an acquisition at this time.

For fiscal 2006, the Company purchased 248,857 shares of its common stock at an average net price of $26.54 per share, for a total purchase price of $6,605,451.  As of June 30, 2006, the Company’s Board of Directors has authorized the repurchase by the Company of up to $403,536 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through June 30, 2006, the Company has purchased a total of 5,322,941 shares for a total gross purchase price of $49,604,186 (representing an average gross purchase price of $9.32 per share) and a total net purchase price of $39,257,484 (representing an average net purchase price of $7.38 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

2006 RESULTS OF OPERATIONS COMPARED WITH 2005

Net sales for 2006 were $50,891,637 compared with $40,286,691 in 2005, an increase of $10,604,946 or 26%.  The record sales performance in fiscal year 2006 can be traced to improvements in Company sales to many accounts, but most notably the Company made important increases in sales to the automotive industry for use in rear seat entertainment systems.  These wireless stereophones utilize an infrared transmission system to beam music from the car radio, CD player, video system, or even TV game unit to passengers during trips across town, or across country.  In addition, another area of significant improvement came in Europe which increased sales revenues by 43% during fiscal year 2006 complementing increases of 82% in 2005 and 72% in 2004.  We believe that there are opportunities for growth for the Company in other regions of the world as well.  Gross profit, as a percentage of net sales, was $19,796,260 or 39% in 2006 compared with $15,069,931 or 37% in 2005.  The increase is primarily due to the Company experiencing a more profitable model mix.

Selling, general, and administrative expenses for 2006 were $10,063,871 compared with $8,544,383 in 2005, an increase of $1,519,488 or 17.7%.  The increase was primarily a result of the Company experiencing higher legal fees related to the Company updating and monitoring its patents and trademarks to protect its intellectual property around the world.

Income from operations was $9,732,389 in 2006 compared with $6,525,548 in 2005, an increase of 49%.  Interest income was $169,047 in 2006 compared with $64,795 in 2005, an increase of 161%.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

Royalty income was $341,918 in 2006 compared with $805,485 in 2005, a decrease of 57.6%. The decrease in royalty income for the twelve month period was primarily a result of the terminated license agreement with Jiangsu Electronics Industries Limited (Jiangsu).  Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu (the “Jiangsu License Agreement”).  As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the Jiangsu License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the Jiangsu License Agreement.

Effective June 30, 2003, the Company entered into a License Agreement (the “License Agreement”) with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name.  This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts.  To further enhance the relationship between the Company and Sonigem, on June 30, 2005, the Company announced the extension of its licensing agreement for electronics products with Sonigem.  The Amendment to the License Agreement with Sonigem was effective August 1, 2005 (the “Amendment”).  The Amendment provides Sonigem with the exclusive right and license to use certain Company trademarks in Canada in connection with the manufacture, production, distribution and sale of an increased number of licensed products, with the prior approval of the Company.  In consideration for these increased rights, the Amendment also provides for increased minimum royalty payments payable to the Company, which partially offset the previously discussed reductions in royalty income from the terminated Jiangsu License Agreement.

The provision for income taxes was $4,021,163 and $2,902,001 in 2006 and 2005, respectively.  The effective tax rate was 39% in 2006 and 39% in 2005.

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

Royalty income was $805,485 in 2005 compared with $1,071,638 in 2004, a decrease of 25%.  The decrease in royalty income was primarily a result of the Company terminating a License Agreement with Jiangsu Electronics Industries Limited (Jiangsu).  Effective November 23, 2004 the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu.  As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under this license agreement.

Effective June 30, 2003, the Company entered into a License Agreement (the “License Agreement”) with Sonigem Products, Inc. (“Sonigem”) of Ontario, Canada whereby the Company licensed to Sonigem the right to sell video and communications products under the Koss brand name.  This License Agreement covers Canada, requiring royalty payments by Sonigem through June 30, 2010, subject to certain minimum annual royalty amounts.  To further enhance the relationship between the Company and Sonigem, on June 30, 2005, the Company announced the extension of its licensing agreement for electronics products with Sonigem.  The Amendment to the License Agreement with Sonigem was effective August 1, 2005 (the “Amendment”).  The Amendment provides Sonigem with the exclusive right and license to use certain Company trademarks in Canada in connection with the manufacture, production, distribution and sale of an increased number of licensed products, with the prior approval of the Company.  In consideration for these increased rights, the Amendment also provides for increased minimum royalty payments payable to the Company, which partially offset the previously discussed reductions in royalty income.

The provision for income taxes was $2,902,001 and $3,517,030 in 2005 and 2004, respectively.  The effective tax rate was 39% in 2005 and 39% in 2004.

OFF-BALANCE SHEET FINANCING

The Company has no “off-balance sheet” financing arrangements.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

The Company has the following long term lease obligations as of June 30, 2006:

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,420	$380	$1,140	$1,140	$760

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

In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70.  After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not.  The Chairman has turned 70.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company had a deferred compensation liability of  $400,000 recorded as of June 30, 2006, and $400,000 as of June 30, 2005 for this arrangement.

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

Royalty Income

The Company’s net income is significantly affected by the levels of royalty income generated in any given period.  Royalty income is recognized when earned under the terms of the Company’s license agreements.  These agreements require minimum annual royalty payments.  The Company currently has one royalty agreement, which expires in 2010.  The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company’s results for the period.  Based upon the favorable relationships the Company has with the parties under these license agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for uncollectible accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2006, approximately 96% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  Our customers may cancel their orders or change purchase volumes.  Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  The Company continues to use the same techniques to value inventory as have been used in the past.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In management’s opinion, the Company does not engage in any material market risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT

The consolidated financial statements and related financial information included in this report are the responsibility of management as to preparation, presentation and reliability.  Management believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and necessarily include amounts that are based on best estimates and judgments.  The Company maintains a system of internal control to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company.  Oversight of management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that is comprised solely of independent directors.  The Audit Committee is also responsible for the selection and appointment of the independent auditors and reviews the scope of their audit and their findings.  The independent auditors have direct access to the Audit Committee, without the presence of management representatives, to discuss the scope and the results of their audit work.

Consolidated financial statements of the Company at June 30, 2006 and 2005 and for each of the quarters in the period ended June 30, 2006 and the notes thereto, and the report of independent auditors thereon are set forth on pages 23 to 37.

Selected unaudited quarterly financial data is as follows:

	Quarter
2006	First	Second	Third	Fourth
Net sales	$11,949,841	$15,435,597	$13,222,496	$10,283,703
Gross profit	4,674,879	6,038,570	4,955,538	4,127,273
Net income	1,441,218	2,031,246	1,500,118	1,249,609

Basic earnings per common share:	$0.39	$0.55	$0.43	$0.34

Diluted earnings per common share:	$0.38	$0.53	$0.40	$0.33

	Quarter
2005	First	Second	Third	Fourth
Net sales	$8,972,580	$10,225,079	$9,772,686	$11,316,346
Gross profit	3,422,973	3,958,618	3,613,481	4,074,859
Net income	889,911	1,219,442	885,976	1,498,498

Basic earnings per common share:	$0.24	$0.33	$0.24	$0.40

Diluted earnings per common share:	$0.23	$0.31	$0.23	$0.39

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS” Sections on “Information As To Nominees,” “Beneficial Ownership of Company Securities” and the “Executive Officers” contained in the Koss Corporation Proxy Statement for its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which 2006 Proxy Statement was filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” sections of the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2006 Proxy Statement.

Equity Compensation Plan Information.  The table set forth below provides certain information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year ended June 30, 2006, under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	591,594	$20.60	850,078
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	591,594	$20.60	850,078

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “ELECTION OF DIRECTORS — Related Transactions” sections of the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the principle accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
KOSS CORPORATION

We have audited the accompanying consolidated balance sheets of KOSS CORPORATION and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ investment, and cash flows for the three years ended June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement position.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KOSS CORPORATION and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the three years ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective July 1, 2005.

GRANT THORNTON LLP
Milwaukee, Wisconsin
August 30, 2006

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2006	2005	2004
Net sales	$50,891,637	$40,286,691	$40,493,211
Cost of goods sold	31,095,377	25,216,760	24,531,258
Gross profit	19,796,260	15,069,931	15,961,953
Selling, general, and administrative expense	10,063,871	8,544,383	8,089,765
Income from operations	9,732,389	6,525,548	7,872,188
Other income (expense):
Royalty income	341,918	805,485	1,071,638
Interest income	169,047	64,795	22,311
Interest expense	—	—	(960)
Income before income tax provision and cumulative effect of change in accounting principles	10,243,354	7,395,828	8,965,177
Provision for income taxes	4,021,163	2,902,001	3,517,030
Income before cumulative effect of change in accounting principles	6,222,191	4,493,827	5,448,147
Cumulative effect of change in accounting principles (net of tax effect of $49,125)	—	—	(75,875)
Net income	$6,222,191	$4,493,827	$5,372,272
Basic earnings per common share:
Before cumulative effect of accounting change	$1.68	$1.21	$1.45
Accounting change	—	—	(0.02)
Basic earnings per common share	1.68	1.21	1.43

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.63	$1.14	$1.39
Accounting change	—	—	(0.02)
Diluted earnings per common share	1.63	1.14	1.37
Dividends per common share	$1.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2006	2005
ASSETS
Current Assets:
Cash	$6,146,580	$5,218,698
Accounts receivable, less allowances of $1,181,359 and $608,671, respectively	6,819,852	8,763,968
Inventories	10,522,605	7,595,803
Prepaid expenses	418,818	1,129,939
Deferred income taxes	1,365,547	857,840
Total current assets	25,273,402	23,566,248
Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,706,484	1,662,506
Machinery, equipment, furniture, and fixtures	3,444,111	5,068,368
Tools, dies, molds, and patterns	11,898,074	11,198,723
	17,048,669	17,929,597
Less—accumulated depreciation	14,011,121	14,935,897
	3,037,548	2,993,700
Deferred Income Taxes	672,823	315,531
Other Assets	2,457,840	2,365,982
	$31,441,613	$29,241,461

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$1,870,256	$3,012,736
Accrued liabilities	2,149,102	1,841,862
Dividends payable	4,202,591	486,918
Income taxes payable	927,528	692,538
Total current liabilities	9,149,477	6,034,054
Deferred Compensation	992,830	961,165
Derivative Liability	125,000	125,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,717,574 and 3,745,525 shares, respectively	541,782	18,728
Retained earnings	20,632,524	22,102,514
Total stockholders’ investment	21,174,306	22,121,242
	$31,441,613	$29,241,461

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,222,191	$4,493,827	$5,372,272
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	572,688	155,324	236,694
Loss on disposal	116	—	—
Depreciation and amortization	955,166	1,103,951	660,805
Stock compensation expense	523,194	—	—
Deferred income taxes	(864,999)	(61,875)	91,504
Cash surrender value	(169,181)	(177,641)	—
Deferred compensation	31,665	(24,100)	(28,902)
Net changes in operating assets and liabilities	(1,444,503)	2,251,161	(2,160,704)
Net cash provided by operating activities	5,826,337	7,740,647	4,171,669
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements	(921,807)	(1,170,494)	(1,344,169)
Net cash used in investing activities	(921,807)	(1,170,494)	(1,344,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of non-qualified stock options	691,660	104,749	330,019
Increase in dividends payable	3,715,673	—	—
Dividends paid	(5,648,156)	(1,926,938)	(1,959,563)
Purchase of common stock	(6,605,451)	(2,217,371)	(1,004,068)
Exercise of stock options	3,869,626	577,188	359,925
Net cash used in financing activities	(3,976,648)	(3,462,372)	(2,273,687)
Net (decrease) increase in cash	927,882	3,107,781	553,813
Cash at beginning of period	5,218,698	2,110,917	1,557,104
Cash at end of period	$6,146,580	$5,218,698	$2,110,917

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Retained Earnings
	Shares	Amount
Balance, June 30, 2003	3,760,429	$18,802	$17,972,400
Net income	—	—	5,372,272
Dividends declared	—	—	(1,959,563)
Exercise of stock options	60,000	300	689,644
Purchase and retirement of treasury stock	(50,654)	(253)	(1,003,815)
Balance, June 30, 2004	3,769,775	18,849	21,070,938
Net income	—	—	4,493,827
Dividends declared	—	—	(1,926,938)
Exercise of stock options	75,000	375	681,562
Purchase and retirement of treasury stock	(99,250)	(496)	(2,216,875)
Balance, June 30, 2005	3,745,525	18,728	22,102,514
Net income	—	—	6,222,191
Dividends declared	—	—	(5,648,156)
Stock compensation expense	—	523,194	—
Exercise of stock options	220,906	1,104	4,561,426
Purchase and retirement of treasury stock	(248,857)	(1,244)	(6,605,451)
Balance, June 30, 2006	3,717,574	$541,782	$20,632,524

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ACCOUNTING POLICIES

NATURE OF BUSINESS—The Company reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories.  The percentage of total revenues related to this central business line over the past three fiscal years was 100% for each year.  The Company leases its main plant and offices in Milwaukee, Wisconsin.  In addition, the Company has more than 351 domestic dealers and its products are carried in approximately 24,500 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has two subsidiaries:  Bi-Audio and Koss Classics.

CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products.  The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label.  The Company has more than 351 domestic dealers and its products are carried in approximately 24,500 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries.  The Company grants credit to its domestic and international customers based on the extension of credit from 30 to 90 days, depending on the customer.  Collection is dependent on the retailing industry economy.  International customers outside of Canada are sold on a cash against documents or letter of credit basis.  Approximately 19% and 21% of the Company’s accounts receivable at June 30, 2006 and 2005, respectively, were foreign receivables.

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries, Bi-Audio and Koss Classics, both of which are wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

ROYALTY INCOME—The Company recognizes royalty income when earned under the terms of its license agreement, which expires in 2010.  This agreement requires minimum annual royalty payments.  Royalty income owed to the Company is calculated by the licensee and then verified by the Company.  Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum annual royalty payments, as set forth in the Company’s license agreements.  Royalty income is booked monthly, on an accrual basis, and the amount that the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then reduces the accounts receivable accordingly.

INVENTORIES—As of June 30, 2006, approximately 96% of the Company’s inventory was valued at the lower of last-in, first-out (LIFO) cost or market.  If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,291,737 and $873,393 higher than reported at June 30, 2006 and 2005, respectively.  The Company did not maintain any work-in-process inventories at June 30, 2006 and June 30, 2005.

The components of inventories at June 30 are as follows:

	2006	2005
Raw materials	$3,865,243	$3,254,155
Finished goods	6,657,362	4,341,648
Total	$10,522,605	$7,595,803

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

RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $320,000 in 2006, $173,000 in 2005, and $125,000 in 2004.

SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

ADVERTISING COSTS—Advertising costs included within selling, general, and administrative expenses in the accompanying statements of income were $80,000 in 2006, $46,000 in 2005, and $76,000 in 2004.  Such costs are expensed as incurred.

INVESTMENTS—Included in “Other Assets” of $2,457,840 in 2006 and $2,365,982 in 2005, is approximately $375,000 of Israel government bonds with maturity dates ranging from April 2005 to July 2009.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

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

NEW ACCOUNTING PRONOUNCEMENTS—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact FIN 48 will have on our financial position or results of operations.

RECLASSIFICATIONS—Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

STOCK-BASED COMPENSATION—At June 30, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 4.  The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payments.”  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility of the Company’s stock, the amount of share-based awards that are expected to be forfeited and the expected term of awards granted.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.  The fair value of all awards is amortized on a straight-line basis over the vesting periods.  The expected term of awards granted represent the period of time they are expected to be outstanding.  The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock.  The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the awards.  The risk-free interest rate used in the Black-Scholes option valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the awards.  Pre-vesting option forfeitures are estimated using historical actual forfeitures.  Stock-based compensation is recorded only for those options expected to vest.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

2.                                       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding.  The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2006, 2005, and 2004, were 3,710,975, 3,711,821, and 3,769,033, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.  Common stock equivalents of 112,873, 226,787, and 158,657 related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

3.                                       CREDIT FACILITY

The Company amended its existing credit facility in November 2003, extending the maturity date of the unsecured line of credit to November 1, 2006.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios.  There were no borrowings under this credit facility at June 30, 2006 or 2005.

4.                                       STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payments” (“SFAS No. 123(R)”), which changed the accounting for equity compensation programs. Under SFAS No. 123(R), companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS No. 123(R) and SFAS 148, the Company elected to follow APB Opinion No. 25 (“APB 25”) in accounting for its stock option plan until the effective date of SFAS No. 123(R). The accounting as provided by SFAS No. 123(R) was effective for the Company beginning July 1, 2005, which was the beginning of the Company’s current fiscal year. The adoption of SFAS No. 123(R)’s fair value method has an impact on the Company’s results of operations, although it does not have an impact on the overall financial position. The impact on cash flows from operations is not material.

The effect of applying the expense recognition provisions of SFAS No. 123(R) for stock option grants in 2006 decreased income before income tax provisions by approximately $523,000, decreased net income by approximately $319,000 and decreased basic and diluted earnings per share by $0.09 and $0.08, respectively.

Prior to the adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows.  SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows rather than operating cash flows, on a prospective basis.  The impact of this change on the 2006 consolidated statements of cash flows was not material.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.

As of June 30, 2006, there was approximately $1,513,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 2.2 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises during fiscal 2006 was approximately $3,870,000.  The income tax benefits from stock option exercises during 2006 was approximately $692,000.

Prior to fiscal 2006, the Company accounted for the stock based compensation plan using the intrinsic value method.  Accordingly, no compensation cost related to this plan was charged against earning during 2005 or 2004.  Had compensation cost for this plan been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows:

Year Ended June 30,	2005	2004
Net income, as reported	$4,493,827	$5,372,272
Add: Total stock-based employee compensation recorded	104,749	330,019
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	341,192	531,403
Pro forma net income	$4,257,384	$5,170,888
Earnings per share:
Basic-as reported	$1.21	$1.43
Basic-pro forma	$1.15	$1.37
Diluted-as reported	$1.14	$1.37
Diluted-pro forma	$1.08	$1.32

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected stock price volatility	35.00%	35.00%	35.00%
Risk free interest rate	3.69%	3.69%	3.69%
Expected dividend yield	2.27%	2.27%	2.27%
Expected forfeitures	1.50%	NA	NA
Expected life of options	4.21 years	4.21 years	5.21 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2003	650,000	$5.10-$18.48	$14.75
Granted	250,000	$22.01-$24.21	$23.15
Exercised	(15,000)	$5.38-$6.73	$6.23
Settled	(45,000)	$5.92	$5.92
Shares under option at June 30, 2004	840,000	$5.10-$24.21	$17.88
Granted	—	—	—
Exercised	(75,000)	$6.73-$16.80	$7.69
Settled	—	—	—
Shares under option at June 30, 2005	765,000	$5.10-$24.21	$18.87
Granted	135,000	$17.38-$28.80	$24.21
Forfeited	(87,500)	$15.75-$22.01	$18.82
Exercised	(220,906)	$4.42 - $22.01	$17.52
Settled	—	—	—
Shares under option at June 30, 2006	591,594	$5.38 - $28.80	$20.60

The range of options as of June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise	Weighted Average Remaining
	Outstanding/Exercisable	Price Outstanding/Exercisable	Contractual Life (In Years)
$5.38 - $6.73	18,461 / 18,461	$6.11 / $6.11	3.5
$15.75 - $19.12	291,133 / 198,633	$17.49 / $17.34	4.3
$22.01 - $28.80	282,000 / 89,000	$24.76 / $23.62	5.2
	591,594 / 306,094	$20.60 / $18.94

Options granted at a price greater than the market value on the date of grant included above total 135,000 at weighted-average exercise price of $24.21 in 2006, none in 2005, and 250,000 at a weighted-average exercise price of $23.15 in 2004.

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

The fair value of the option at June 30, 2006 and 2005 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

5.                                       INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The provision for income taxes in 2006, 2005, and 2004 consists of the following:

Year Ended June 30,	2006	2005	2004
Current:
Federal	$3,843,000	$2,527,001	$2,888,401
State	650,000	486,000	488,000
Deferred	(471,837)	(111,000)	140,629
	$4,021,163	$2,902,001	$3,517,030

The 2006, 2005, and 2004 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2006	2005	2004
Federal income tax at statutory rate	$3,487,523	$2,514,582	$3,048,160
State income taxes, net of federal tax benefit	592,732	354,247	371,531
Other	(59,092)	33,172	97,339
Total provision for income taxes	$4,021,163	$2,902,001	$3,517,030

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2006	2005
Deferred Income Tax Assets:
Deferred compensation	$157,000	$157,000
Accrued expenses and reserves	1,213,000	859,000
SFAS No. 123(R) expense	205,000	—
Package design and trademarks	247,000	251,000
Other	437,000	46,000
	$2,259,000	$1,313,000
Deferred Income Tax Liabilities:
Royalties receivable/deferred	—	—
Equipment and leasehold improvements	(221,000)	(140,000)
Net deferred income tax asset	$2,038,000	$1,173,000

6.             INTANGIBLE ASSETS

A summary of intangibles included in other assets in the accompanying consolidated balance sheets as of June 30, 2006 and 2005 and their respective estimated useful lives are as follows:

	2006	2005	Estimated useful lives

Patents	$710,291	$710,291	10 years
Customer lists and other	188,811	188,811	10 years
	899,102	899,102
Less accumulated amortization	(371,779)	(294,456)
	$527,323	$604,646

7.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2006	2005
Employee compensation	$444,215	$411,294
Cooperative advertising and promotion allowances	1,207,332	870,378
Payroll taxes and other employee benefits	169,318	169,377
Other	328,237	390,813
	$2,149,102	$1,841,862

8.                                       ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2006	2005	2004
Accounts receivable	$1,371,428	$420,799	$(881,232)
Inventories	(2,926,802)	(280,444)	18,413
Prepaid expenses and other assets	711,121	(443,744)	(302,811)
Income taxes	234,990	506,548	367,861
Accounts payable	(1,142,480)	1,963,330	(1,744,144)
Accrued liabilities	307,240	84,672	381,209
Net change	$(1,444,503)	$2,251,161	$(2,160,704)

	2006	2005	2004
Net cash paid during the year for:
Interest	$—	$—	$960
Income taxes	$3,905,000	$1,388,822	$2,872,155

9.                                       EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such contributions approximated $50,000 in 2006, $54,000 in 2005, and $-0- in 2004.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For calendar years 2006, 2005, and 2004, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation.  Vesting of Company contributions occurs immediately.  Company contributions were approximately $354,000, $307,000, and $269,000 during 2006, 2005, and 2004, respectively.

10.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company has a deferred compensation liability of $400,000 and $400,000 recorded as of June 30, 2006 and 2005, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $592,831 and $561,165 recorded as of June 30, 2006 and 2005, respectively.

11.                                 INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.

The Company’s export sales amounted to $15,228,498 during 2006, $11,404,941 during 2005, and $7,008,448 during 2004.

Sales during 2006, 2005 and 2004 to the Company’s five largest customers represented approximately 47%, 42% and 43% of the Company’s total sales, respectively.  Included in these percentages, sales to a single customer represented approximately 13%, 15%, and 19% of the Company’s total sales during 2006, 2005, and 2004, respectively.  These customers generally are large, national retailers.

12.                                 COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman.  On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions.  The lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  Total rent expense, which includes this lease, approximated $416,000 in 2006, $416,000 in 2005, and $416,000 in 2004.

13.                                 SUPPLEMENTARY INFORMATION

Changes in the allowance for doubtful accounts for 2006, 2005, and 2004 are summarized as follows:

Year Ending	Balance at Beginning Of Period	Charges Against/ (Credits To) Income	Deductions*	Balance at End of Period
2006	$608,671	$(596,563)	$23,875	$1,181,359
2005	$738,995	$(227,193)	$357,517	$608,671
2004	$975,689	$(237,938)	$1,244	$738,995

*Represents charges against the allowance, net of recoveries.

14.           SUBSEQUENT EVENTS

Subsequent to the year ended June 30 2006, in July of 2006, the Board of Directors approved the increase for additional purchases of $1,000,000 under the Company’s stock repurchase program, for an aggregate maximum of $43,500,000.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: September 6, 2006
Michael J. Koss,
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: September 6, 2006
Sujata Sachdeva,
Vice President - Finance
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 6, 2006:

/s/ John C. Koss	/s/ Michael J. Koss
John C. Koss, Director	Michael J. Koss, Director

/s/ John J. Stollenwerk	/s/ Thomas L. Doerr
John J. Stollenwerk, Director	Thomas L. Doerr, Director

/s/ Lawrence S. Mattson
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

Declan Hanley
Vice President-International Sales

ANNUAL MEETING

October 11, 2006 — 9:00a.m.
Milwaukee River Hilton Inn
4700 N. Port Washington Rd.
Milwaukee, WI  53212

INDEPENDENT AUDITORS

Grant Thornton LLP
Milwaukee, Wisconsin

LEGAL COUNSEL

Hughes & Luce, LLP.
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