Form 10-Q
period 2006-09-30
KOSS CORP
filed 2006-11-13
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

OR

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 964-5000

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

YES         ☐                  NO       ☒

At November 1, 2006, there were 3,684,939 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2006

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Current Assets:
Cash	$3,527,562	$6,146,580
Accounts receivable	8,264,209	6,819,852
Inventories	9,350,221	10,522,605
Other current assets	2,472,364	1,784,365
Total current assets	23,614,356	25,273,402
Property and equipment, net	2,846,721	3,037,548
Deferred income taxes	672,823	672,823
Other assets	2,288,509	2,457,840
	$29,422,409	$31,441,613

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	2,643,241	$1,870,256
Accrued liabilities	2,189,921	2,149,102
Income taxes payable	717,379	927,528
Dividends payable	481,479	4,202,591
Total current liabilities	6,032,020	9,149,477
Deferred compensation	1,022,831	992,830
Derivative liability	125,000	125,000
Stockholders' investment	22,242,558	21,174,306
	$29,422,409	$31,441,613

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,	2006	2005

Net sales	$13,325,099	$11,949,841
Cost of goods sold	7,729,555	7,274,962
Gross profit	5,595,544	4,674,879
Selling, general and administrative expense	2,932,801	2,447,617
Income from operations	2,662,743	2,227,262
Other income (expense)
Royalty income	81,249	101,611
Interest income	32,538	34,645
Income before income tax provision	2,776,530	2,363,518
Provision for income taxes	1,082,850	922,300
Net income	$1,693,680	$1,441,218

Earnings per common share:
Basic earnings per common share	$0.46	$0.39

Diluted earnings per common share	$0.45	$0.38

Dividends per common share	$0.13	$0.13

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,	2006	2005
CASH FLOWS FROM OPERATINGACTIVITIES:
Net income	$1,693,680	$1,441,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,082	248,843
Net changes in operating assets and liabilities	(3,756,757)	(116,383)
Net cash (used) provided by operating activities	(1,779,995)	1,573,678
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(72,925)	(259,919)
Net cash used in investing activities	(72,925)	(259,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends declared	(481,479)	(486,788)
Purchase of common stock	(308,143)	(239,820)
Exercise of stock options	23,524	—
Net cash used in financing activities	(766,098)	(726,608)
Net increase (decrease) in cash	(2,619,018)	587,151
Cash at beginning of period	6,146,580	5,218,698
Cash at end of period	$3,527,562	$5,805,849

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.  The income from operations for the quarter ended September 30, 2006 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2006, Annual Report on Form 10-K.

2.             EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending September 30, 2006 and 2005 were 3,709,936 and 3,735,878, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  Common stock equivalents of 65,857 and 46,210 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended September 30, 2006 and 2005, respectively.

3.             INVENTORIES

The classification of inventories is as follows:

	September 30, 2006	June 30, 2006
Raw materials and work in process	$4,405,410	$4,388,680
Finished goods	6,320,054	7,509,168
	10,725,464	11,897,848
LIFO reserve	(1,375,243)	(1,375,243)
	$9,350,221	$10,522,605

4.             STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at September 30, 2006, was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of

$2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At September 30, 2006, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.                                       DIVIDENDS DECLARED

On September 14, 2006, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 29, 2006 to be paid October 13, 2006.  Such dividend payable has been recorded at September 30, 2006.

6.                                       STOCK-BASED COMPENSATION

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the Plan’s existence.  Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  Options generally vest over four or five years, with a maximum term of five to ten years.

We account for stock options and restricted stock issued under the plan in accordance with Statement of Accounting Standards (‘SFAS’) No. 123 (R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a strait line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a strait line basis over the vesting period.

A summary of stock option activity under the plan for the three months ended September 30, 2006 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share		Average Exercise Price
Balance, June 30, 2006	591,594	$5.28-$28.8	0	$20.60
Granted	—	—		—
Exercised	(1,404)	$16.76		$16.76
Expired	—	—		—
Forfeited	—	—		—
Balance, September 30, 2006	590,190	$5.28-$28.8	0	$20.61

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$5.28-$6.73	18,461 / 18,461	$6.11 / $6.11	3.5
$15.75-$19.12	289,729 / 209,979	$17.49 / $17.42	3.7
$22.01-$28.80	282,000 / 89,000	$24.76 / $23.62	5.2
	590,190 / 317,440	$20.61 / $18.50

As of September 30, 2006, there was $1,394,566 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 2.25 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash used by operating activities during the three months ended September 30, 2006 amounted to $1,779,995.  This was a result of net income for the period adjusted for changes in operating assets and current liabilities, which arose primarily as a result of a special cash dividend that the Company distributed during the quarter.  On July 14, 2006, the Company distributed a special cash dividend of $1.00 per share to shareholders of record June 30, 2006.  After the satisfaction of this commitment, the Company believes that its cash position remains strong.

Capital expenditures for new equipment (including production tooling) were $72,925 for the quarter.  Capital expenditures for fiscal year 2007 are expected to be approximately $1.9 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $22,242,558 at September 30, 2006, from $21,174,306 at June 30, 2006.  The increase reflects net income offset by (i) the effect of the purchase and retirement of common stock and (ii) dividends declared.

The Company amended its existing credit facility in November 2005, extending the maturity date of the unsecured line of credit to November 1, 2006, and expects to extend it to November 1, 2007 in the current quarter.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios, with which the Company has complied.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility during the quarter ended September 30, 2006.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $1,000,000 in July 2006, for a maximum of $43,500,000.  The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the three month period ended September 30, 2006, the Company purchased 15,290 shares of its common stock at an average net price of $20.15 per share, for a total net purchase price of $308,143.

From the commencement of the Company’s stock repurchase program through September 30, 2006, the Company has purchased a total of 5,338,231 shares for a total gross purchase price of $49,912,329 (representing an average gross purchase price of $9.35 per share) and a total net purchase price of $39,565,627 (representing an average net purchase price of $7.41 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases for the quarter ended September 30, 2006.

Results of Operations

Net sales for the first quarter ended September 30, 2006 increased by 12% to $13,325,099 compared with $11,949,841 for the same period in 2005, an increase of $1,375,258.  The increase is primarily due to strong European sales, which were consistent across all market classes.  Export sales, most notably to Europe, have been exceptionally strong in our first quarter.  The concern for the balance of the year remains with domestic U.S. retail, where we may see demand soften in comparison to last year, as well as in comparison to anticipated demand in Europe.

Gross profit as a percent of net sales was 42% for the quarter ended September 30, 2006 and 39% for the quarter ended September 30, 2005.  The increase is primarily due to the Company experiencing a more profitable model mix.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $2,932,801 or an improved 22% of net sales, compared to $2,447,617 or 20% of net sales for the same period in 2005, primarily as a result of strong sales during the recent quarter.

For the first quarter ended September 30, 2006, income from operations was $2,662,743 versus $2,227,262 for the same period in the prior year.  Net income for the three months rose by 18% to $1,693,680 from $1,441,218 for the same three month period one year ago.  The increases in income from operations and net income are primarily due to strong European sales, which were consistent across all market classes.

Royalty income for the quarter ended September 30, 2006 was $81,249, compared with $101,611 for the quarter ended September 30, 2005. The decrease in royalty income for the three month period was primarily a result of the terminated license agreement with Jiangsu Electronics Industries Limited (“Jiangsu”).  Effective November 23, 2004, the Company terminated the License Agreement dated November 15, 1991, as subsequently amended, between the Company and Jiangsu (the “Jiangsu License Agreement”).  As a result of the termination, other than Jiangsu’s post-termination right to sell Company-approved licensed products, as set forth in the Jiangsu License Agreement, Jiangsu no longer has the right to use certain Company trademarks in connection with the manufacture, marketing and distribution of Jiangsu’s products under the Jiangsu License Agreement.

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

Interest income for the quarter was $32,538 as compared to $34,645 for the same quarter in 2005.  Interest income fluctuates in relation to cash balances on hand throughout the period and fluctuations in interest rates earned.

The provision for income taxes was $1,082,850 and $922,300 for the quarters ended September 30, 2006 and 2005, respectively.  The effective tax rate was 39% for each quarter.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases, as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” above.

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

PART II
OTHER INFORMATION

Item 1A                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2                             Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2006, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2006)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 — July 31	7,425	$19.57	7,425	$1,258,239
August 1 — August 31	4,711	$20.77	4,711	$1,160,402
September 1 — September 30	3,154	$20.61	3,154	$1,095,393

(1)             In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recently approved increase was for additional purchases of $1,000,000, which occurred in July 2006, for an aggregate maximum of $43,500,000, of which $42,404,607 had been expended through September 30, 2006.

Item 4                                 Submission of Matters to Vote of Security-Holders

(a)                          On October 11, 2006 an Annual Meeting of Stockholders was held.

(b)                         Proxies for the election of directors were solicited pursuant to Regulation 14.  There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)                          There were 3,706,842 shares of common stock eligible to vote at the Annual Meeting, of which 3,222,395 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum.  The following is a summary of the results of the voting:

Nominees for 1-year	Number of Votes		Broker
terms ending in 2007	For	Withheld	Non-Votes

John C. Koss	3,213,808	8,587	0
Thomas L. Doerr	3,214,192	8,203	0
Michael J. Koss	3,201,354	21,041	0
Lawrence S. Mattson	3,201,228	21,167	0
Theodore H. Nixon	3,213,315	9,080	0
John J. Stollenwerk	3,212,695	9,700	0

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2007	3,219,098	1,373	1,924	0

Item 6                                 Exhibits

                                                                   See Exhibit Index attached hereto.

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

KOSS CORPORATION
Date:	November 13, 2006	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer
Date:	November 13, 2006	/s/ Sue Sachdeva
Sue Sachdeva
Vice President—Finance
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