Form 10-Q
period 2006-12-31
KOSS CORP
filed 2007-02-12
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                for the quarterly period ended December 31, 2006

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

At February 5, 2007, there were 3,713,222 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2006

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENCED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2006	June 30, 2006
ASSETS
Current Assets:
Cash	$ 4,342,041	$ 6,146,580
Accounts Receivable	6,773,652	6,819,852
Inventories	9,990,187	10,522,605
Other current assets	2,349,355	1,784,365
Total current assets	23,455,235	25,273,402

Property and equipment, net	2,674,260	3,037,548
Deferred income taxes	672,823	672,823
Other assets	2,269,178	2,457,840
	$ 29,071,496	$ 31,441,613

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$ 1,324,865	$ 1,870,256
Accrued liabilities	2,742,228	2,149,102
Income taxes	863,136	927,528
Dividends payable	482,719	4,202,591
Total current liabilities	5,412,948	9,149,477

Deferred compensation	1,052,831	992,830
Derivative liability	125,000	125,000
Stockholders’ investment	22,480,717	21,174,306
	$ 29,071,496	$ 31,441,613

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Six Months
Period Ended December 31	2006	2005	2006	2005
Net Sales	$ 12,222,584	$ 15,435,597	$ 25,547,683	$ 27,385,438
Cost of goods sold	7,812,019	9,397,027	15,541,574	16,671,989
Gross Profit	4,410,565	6,038,570	10,006,109	10,713,449
Selling general and administrative expense	2,421,909	2,849,784	5,354,710	5,297,401
Income from operations	1,988,656	3,188,786	4,651,399	5,416,048
Other income (expense)
Royalty income	81,249	100,307	162,498	201,918
Interest income	34,611	40,825	67,149	75,470
Interest expense	0	0	0	0

Income before income tax provision	2,104,516	3,329,918	4,881,046	5,693,436
Provision for income taxes	820,758	1,298,672	1,903,608	2,220,972
Net Income	$ 1,283,758	$ 2,031,246	$ 2,977,438	$ 3,472,464
Earnings per common share:
Basic	$ 0.35	$ 0.55	$ 0.80	$ 0.93
Diluted	$ 0.34	$ 0.53	$ 0.79	$ 0.92
Dividends per common share	$ 0.13	$ 0.13	$ 0.26	$ 0.26

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,977,438	$ 3,472,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,164	503,061
Net changes in operating assets and liabilities	(1,922,696)	(1,459,645)
Net cash provided by operating activities	1,620,906	2,515,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(164,214)	(697,675)
Net cash used in investing activities	(164,214)	(697,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends declared	(482,719)	(479,385)
Dividends paid	(481,479)	(486,788)
Purchase of common stock	(1,490,322)	(1,231,427)
Exercise of stock options	500,566	—
Net cash used in financing activities	(1,953,954)	(2,197,600)
Net decrease in cash	(497,262)	(379,395)
Cash at beginning of period	4,839,303	5,218,698
Cash at end of period	$ 4,342,041	$ 4,839,303

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and six months ended December 31, 2006 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2006 Annual Report on Form 10-K.

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending December 31, 2006 and 2005 were 3,690,760 and 3,696,796, respectively.  For the six months ended December 31, 2006 and 2005, weighted average number of common shares outstanding were 3,700,348 and 3,716,337, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  Common stock equivalents of 78,172 and 124,450 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended December 31, 2006 and 2005, respectively.  Common stock equivalents of 71,332 and 72,180 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the six months ended December 31, 2006 and 2005, respectively.

3.                                       INVENTORIES

The classification of inventories is as follows:

	December 31, 2006	June 30, 2006
Raw materials and work in process	$3,397,494	$4,388,680
Finished goods	7,967,936	7,509,168
	11,365,430	11,897,848
LIFO reserve	(1,375,243)	(1,375,243)
	$9,990,187	$10,522,605

4.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.

As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at December 31, 2006 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At December 31, 2006 and June 30, 2006, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.             DIVIDENDS DECLARED

On December 14, 2006, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on December 29, 2006 to be paid January 15, 2007.  Such dividend payable has been recorded at December 31, 2006.

6.                                       STOCK-BASED COMPENSATION

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the Plan’s existence.  Each year thereafter additional shares equal to 25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  Options generally vest over four or five years, with a maximum term of five to ten years.

We account for stock options and restricted stock issued under the plan in accordance with Statement of Accounting Standards (‘SFAS’) No. 123 (R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period.

A summary of stock option activity under the plan for the sixmonths ended December 31, 2006 is as follows:

	Number of Shares	Range of Exercise Price	Average
	(in thousands)	Per Share	Exercise Price
Balance, June 30, 2006	591,594	$5.38-$28.80	$20.60
Granted	—	—	—
Exercised	(30,932)	$5.42-$16.80	$16.18
Expired	—	—	—
Forfeited	—	—	—
Balance, December 31, 2006	560,662	$5.38-$28.80	$20.84

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$5.38-$6.73	17,500 / 17,500	$6.15 / $6.15	2.9
$15.75-$19.12	261,162 / 181,412	$17.60 / $17.56	2.8
$22.01-$28.80	282,000 / 89,000	$24.76 / $23.62	4.5
	560,662 / 287,912	$20.84 / $18.74

As of December 31, 2006, there was 1,253,896 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.89 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2006 amounted to $1,620,906  This was a result of net income for the period adjusted for changes in operating assets and   current liabilities, which arose primarily out of increases in other current assets, accrued liabilities, and a decrease in accounts payable.

Capital expenditures for new equipment (including production tooling) were $164,214 for the six months ended December 31, 2006.  Capital expenditures for fiscal year 2007 are expected to be approximately $1.9 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $22,480,717 at December 31, 2006, from $21,174,306 at June 30, 2006.  The increase reflects net income and exercise of stock options offset by the effect of the purchase and retirement of common stock and dividends declared.

The Company amended its existing credit facility in November 2006, extending the maturity date of the unsecured line of credit to November 1, 2007.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.

Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2006 or June 30, 2006.  The Company did not utilize the credit facility during the quarter or six months ended December 31, 2006.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000.  The Company intends to effectuate all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

For the quarter ended December 31, 2006, the Company purchased 50,799 shares of its common stock at an average net price of $23.27 per share, for a total net purchase price of $1,182,179. For the six months ended December 31, 2006, the Company purchased 66,089 shares of its common stock at an average net price of $22.55 per share, for a total net purchase price of $1,490,322.

From the commencement of the Company’s stock repurchase program through December 31, 2006, the Company has purchased a total of 5,389,030 shares for a total gross purchase price of $51,094,508, (representing an average gross purchase price of $9.48 per share) and a total net purchase price of $40,270,765 (representing an average net purchase price of $7.47 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases of the Company’s common stock for the six months ended December 31, 2006

Results of Operations

Net sales for the second quarter ended December 31, 2006 fell 21% to $12,222,584 from $15,435,597 for the same period in 2005.  Net sales for the six months ended December 31, 2006 were $25,547,683 down 7% compared with $27,385,438 during the same six months one year ago.  The decrease was primarily due to a slow down in domestic mass market sales, a decline in sales to superstores and a slow down in the automotive industry this year which reduced demand for the Company’s rear seat entertainment products.

Gross profit as a percent of net sales was 36% for the quarter ended December 31, 2006 down 3% from the same period in the prior year.  For the six month periods ended December 31, 2006 and 2005, the gross profit percentage was 39%. The decrease in gross profit for the quarter ended December 31, 2006 was primarily due to a less profitable model mix sold in the month of December.

Selling, general and administrative expenses for the quarter ended December 31, 2006 were $2,421,909 or 20% of net sales, compared to $2,849,784 or 18% of net sales for the same period in 2005.  For the six month period ended December 2006, these expenses were $5,354,710 or 21% of net sales, compared to $5,297,401 or 19% of net sales, for the same period in 2005.

For the second quarter ended December 31, 2006, income from operations was $1,988,656 versus $3,188,786 for the same period in the prior year, a 38% decrease.  Income from operations for the six months ended December 31, 200 was $4,651,399 as compared to $5,416,048 for the same period in 2005, a 14% decrease.  Income from operations decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2006.

Net income decreased 37%, from $2,031,246 to $ 1,283,758 for the same period in 2005.  Net income for the six months decreased 14% from $3,472,464 to $2,977,438 for the same six months ending December 31, 2005.  Net income decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2006.

Royalty income for the quarter ended December 31, 2006 was $81,249 compared to $100,307 for the quarter ended December 31, 2006.  For the six month period ended December 31, 2006 royalty income was $162,498 compared to $201,918 for the period ending December 31, 2005. The decrease in royalty income was primarily a result of lower sales from the Company’s primary licensee.

Interest income for the quarter was $34,611 as compared to $40,825 for the same quarter in 2005.  For the six month period interest income was $67,149 compared to $75,470.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes for the quarter ended December 31, 2006, was $820,758 compared with $1,298,672 for the same period last year.  For the six months ended December 31, 2006, the provision for income taxes was $1,903,608 compared with $2,220,972 for the same period last year.  The effective tax rate was 39% for each of the quarters.

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

Item 4.    Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2                     Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2006, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2006)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

October 1 — October 31	19,579	$22.99	19,579	$2,735,889

November 1 — November 30	17,852	$22.57	17,852	$2,636,485

December 1 — December 31	13,368	$24.63	13,368	$2,413,715

(1)    In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program, the most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000.

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

KOSS CORPORATION

Date: February 12, 2007	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: February 12, 2007	/s/ Sue Sachdeva
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