Form 10-Q
period 2007-03-31
KOSS CORP
filed 2007-05-11
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

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

YES   ☐       NO    ☒

At May 1, 2007, there were 3,675,726 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited) March 31, 2007	June 30, 2006
ASSETS
Current Assets:
Cash	$5,776,830	$6,146,580
Accounts Receivable	6,107,330	6,819,852
Inventories	9,512,725	10,522,605
Other current assets	2,003,941	1,784,365
Total current assets	23,400,826	25,273,402

Property and equipment, net	2,539,927	3,037,548
Deferred income taxes	672,823	672,823
Other assets	2,249,848	2,457,840
	$28,863,424	$31,441,613

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$983,582	$1,870,256
Accrued liabilities	2,246,115	2,149,102
Income taxes	1,151,800	927,528
Dividends payable	478,067	4,202,591
Total current liabilities	4,859,564	9,149,477

Deferred compensation	1,082,830	992,830
Derivative liability	125,000	125,000
Stockholders’ investment	22,796,030	21,174,306
	$28,863,424	$31,441,613

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2007	2006	2007	2006
Net Sales	$9,601,291	$13,222,496	$35,148,974	$40,607,934
Cost of goods sold	5,998,723	8,266,958	21,540,297	24,938,947
Gross Profit	3,602,568	4,955,538	13,608,677	15,668,987
Selling general and administrative expense	2,494,886	2,615,295	7,849,596	7,912,696
Income from operations	1,107,682	2,340,243	5,759,081	7,756,291
Other income (expense)
Royalty income	81,249	75,000	243,747	276,918
Interest income	45,842	44,191	112,991	119,661
Interest expense	—	—	—	—

Income before income tax provision	1,234,773	2,459,434	6,115,819	8,152,870
Provision for income taxes	481,639	959,316	2,385,247	3,180,288
Net Income	$753,134	$1,500,118	$3,730,572	$4,972,582
Earnings per common share:
Basic	$0.20	$0.43	$1.01	$1.36
Diluted	$0.20	$0.40	$0.99	$1.32
Dividends per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,730,572	$4,972,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	849,246	755,706
Net changes in operating assets and liabilities	(2,116,103)	(842,738)

Net cash provided by operating activities	2,463,715	4,885,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(297,016)	(795,358)

Net cash used in investing activities	(297,016)	(795,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends declared	(478,067)	(479,392)
Dividends paid	(964,198)	(966,173)
Purchase of common stock	(1,594,750)	(6,071,210)
Exercise of stock options	500,566	3,071,970

Net cash used in financing activities	(2,536,449)	(4,444,805)
Net decrease in cash	(369,750)	(354,613)
Cash at beginning of period	6,146,580	5,218,698

Cash at end of period	$5,776,830	$4,864,085

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and nine months ended March 31, 2007 is not necessarily indicative of the operating results for the full year.

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

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending March 31, 2007 and 2006 were 3,678,289 and 3,528,124, respectively. For the nine months ended March 31, 2007 and 2006, the weighted average number of common shares outstanding was 3,693,152 and 3,753,223, respectively when dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 58,348 and 195,574 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended March 31, 2007 and 2006, respectively. Common stock equivalents of 66,783 and 105,957 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the nine months ended March 31, 2007 and 2006, respectively.

3.                                       INVENTORIES

                                                The classification of inventories is as follows:

	March 31, 2007	June 30, 2006
Raw materials and work in process	$2,830,279	$4,388,680
Finished goods	8,057,689	7,509,168
	10,887,968	11,897,848
LIFO reserve	(1,375,243)	(1,375,243)
	$9,512,725	$10,522,605

4.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at March 31, 2007 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At March 31, 2007 and June 30, 2006, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.             DIVIDENDS DECLARED

On March 14, 2007, the Company declared a quarterly cash dividends of $0.13 per share for stockholders of record on March 30, 2007 to be paid April 13, 2007. Such dividends payable have been recorded at March 31, 2007.

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

The Company accounts for stock options and restricted stock issued under the plan in accordance with Statement of Accounting Standards (‘SFAS’) No. 123 (R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period.

A summary of stock option activity under the plan for the nine months ended March 31, 2007 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share	Average Exercise Price
Balance, June 30, 2006	591,594	$5.38-$28.80	$20.60
Granted	—	—	—
Exercised	(30,932)	$5.42-$16.80	$16.18
Expired	—	—	—
Forfeited	—	—	—
Balance, March 31, 2007	560,662	$5.38-$28.80	$20.84

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$5.38-$6.73	17,500 / 17,500	$6.15 / $6.15	2.7
$15.75-$19.12	261,162 / 181,412	$17.60 / $17.56	2.6
$22.01-$28.80	282,000 / 89,000	$24.76 / $23.62	4.3
	560,662 / 287,912	$20.84 / $18.74

As of March 31, 2007, there was $1,113,226 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.82 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2007 amounted to $3,746,210. This was a result of net income for the period adjusted for changes in operating assets and liabilities, which arose primarily out of increases in other current assets, offset by the increases in accrued liabilities and income taxes payable.

Capital expenditures for new equipment (including production tooling) were $297,016 for the nine months ended March 31, 2007. Capital expenditures for fiscal year 2007 are expected to be approximately $600,000. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $22,796,030 at March 31, 2007, from $21,174,306 at June 30, 2006. The increase reflects net income offset by (i) the effect of stock options exercised, (ii) the purchase and retirement of common stock and (iii) dividends declared and paid.

The Company amended its existing credit facility in November 2006, extending the maturity date of the unsecured line of credit to November 1, 2007. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2007 or June 30, 2006. The Company did not utilize the credit facility for the nine months ended March 31, 2007.

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

For the quarter ended March 31, 2007, the Company purchased 4,979 shares of its common stock at an average net price of $20.97 per share, for a total net purchase price of $104,429. For the nine months ended March 31, 2007, the Company purchased 71,068 shares of its common stock at an average net price of $22.43 per share, for a total net purchase price of $1,594,750.

From the commencement of the Company’s stock repurchase program through March 31, 2007, the Company has purchased a total of 5,394,009 shares for a total gross purchase price of $51,198,937, (representing an average gross purchase price of $9.49 per share) and a total net purchase price of $40,375,194 (representing an average net purchase price of $7.48 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants. During the quarter ended March 31, 2007, the Company contributed $49,693 to the ESOP for the purchase of 2,282 shares of the Company’s common stock from the ESOP at an average price of $21.77 per share for a total purchase price of $49,693 which was effective as of January 16, 2007.

Results of Operations

Net sales for the quarter ended March 31, 2007 fell 27% to $9,601,291 from $13,222,196 for the same period in 2006. Net sales for the nine months ended March 31, 2007 were $35,148,974 down 13% compared with $40,607,934 during the same nine months one year ago. The decrease was primarily attributable to reductions in shipments of stereo headphones to automotive companies to include with the production of their cars. Since the production of specific automobile models that include rear seat entertainment systems that make use of our products appears to have been reduced, the Company has experienced a corresponding reduction in orders. Also, orders for the Company’s products from box retailers continued to decline primarily due to model reductions which occurred during the fourth quarter of the Company’s prior fiscal year. In addition, sales in export markets throughout Europe and South America declined by 18% during the quarter ended March 31, 2007.

Gross profit as a percent of net sales was 38% for the quarter ended March 31, 2007 up 1% from the same period in the prior year. For both nine month periods ended March 31, 2007 and 2006, the gross profit percentage was 39% and 39% respectively.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $2,494,886 or 26% of net sales, compared to $2,615,295 or 20% of net sales for the same period in 2006. For the nine month period ended March 31, 2007, these expenses were $7,849,596 or 22% of net sales, compared to $7,912,696 or 19% of net sales, for the same period in 2006.

For the third quarter ended March 31, 2007, income from operations was $1,107,682 versus $2,340,243 for the same period in the prior year, a 53% change. Income from operations for the nine months ended March 31, 2007 was $5,759,081 as compared to $7,756,291 for the same period in 2006, a 26% change. Income from operations decreased primarily as a result of decreased net sales for the quarter and nine months ended March 31, 2007.

Net income decreased by 50%, from $1,500,118 to $753,134 for the same three months. Net income decreased by 25% from $4,972,582 to $3,730,572 for the same nine months ending March 31, 2006. Net income decreased primarily as a result of decreased net sales for the quarter and nine months ended March 31, 2007.

Royalty income for the quarter ended March 31, 2007 was $81,249, compared to $75,000 for the quarter ended March 31, 2006. For the nine month period ended March 31, 2007, royalty income was $243,747 compared to $276,918 for the period ending March 31, 2006. The decrease in royalty income was primarily a result of lower sales from the Company’s primary licensee.

Interest income for the quarter was $45,842 as compared to $44,191 for the same quarter in 2006. For the nine month period interest income was $112,991 compared to $119,661. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned, and cash on hand was generally higher during the quarter, due to increased sales.

The provision for income taxes for the quarter ended March 31, 2007, was $481,639 compared with $959,316 for the same period last year. For the nine months ended March 31, 2007, the provision for income taxes was $2,385,247 compared with $3,180,288 for the same period last year. The effective tax rate was 39% for each of the quarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Financial Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operation.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 106, “Financial Statements – Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of our current fiscal year. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flow.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. SFAS 157 is applicable for us at the beginning of our fiscal year ended June 30, 2009. We are currently assessing the impact SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allows companies an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159 and have not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

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

Item 2                                                              Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2007, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2007)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

January 1 – January 31	0	$0.00	0	$2,413,715

February 1 – February 28	4,050	$21.31	4,050	$2,328,523

March 1 – March 31	929	$20.74	929	$2,309,277

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

Item 3                                                              Defaults Upon Senior Securities

None.

Item 4                                                              Submission of Matters to a Vote of Security Holders

None.

Item 5                                                              Other Information

None.

Item 6                                                              Exhibits

 See Exhibit Index attached hereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-

looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KOSS CORPORATION

Date:	May 11, 2007	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date:	May 11, 2007	/s/ Sue Sachdeva
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