Form 10-K
period 2007-06-30
KOSS CORP
filed 2007-08-20
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
Common Stock, $0.005 par value (voting)
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 29, 2006 was approximately $14,864,126 (based on the $23.50 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 29, 2006). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2006 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.
     On August 1, 2007, 3,669,569 shares of voting common stock were outstanding.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2007 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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
The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label. The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products. The Company has more than 300 domestic dealers and its products are carried in approximately 15,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries. The Company has two subsidiaries: Bi-Audio and Koss Classics.
Ninety-five percent of the Company’s products are stereo headphones for listening to music. The products are not significantly differentiated by channel or application with the exception of products sold to school systems, which sometimes include a microphone. Sales in this application represent between 2% and 3% of the Company’s revenue. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective. The business could also be classified by distribution channel. Consumers purchase more than 98% of the Koss stereophone range of product through some form of retail channel or reseller.
Management believes that it has sources of raw materials that are adequate for its needs.
No employment or compensation agreement exists between the Company and its dealers. The Company has several independent manufacturer’s representatives for distribution. The Company typically signs one year contracts with these manufacturer’s representatives. These agreements are seldom renewed in writing. The sales from these agreements accounted for approximately 8% of the Company’s total revenue in 2007. Specifically, the Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena. The automotive representative was paid 2% for all business in this area in 2007, and will be paid 2% thereafter. The Company’s remaining agreements with distributors, past or present, pertain to distribution arrangements in foreign countries. The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products. The Company has the right to terminate these agreements with foreign distributors without cause.
INTELLECTUAL PROPERTY
John Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia. The Company currently has 470 trademarks registered in 83 countries around the world and patents in 28 countries. The Company has trademarks to protect the brand name, Koss, and its logo on its products. These trademarks are maintained throughout the countries in which the Company sells its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent. During the fiscal year ended June 30, 2007, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.
See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.
SEASONALITY
Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years. Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 55% of sales occurred in the first six months of the fiscal year ended June 30, 2007, and 45% of sales occurred in the latter six months of that fiscal year. Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products. Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.
WORKING CAPITAL AND BACKLOG
The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion. For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores. Based on historical trends, management does not expect these practices to have any material effect on net sales or net income. The Company’s backlog of orders as of June 30, 2007 is not deemed material in relation to net sales during fiscal 2007.
CUSTOMERS
The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media. The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world. The Company markets its products to approximately 15,000 retailers and distributors worldwide. During 2007, the Company’s sales to its largest single customer, Wal-Mart Stores, Inc., were approximately 14% of total gross sales. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. Loss of retailers and distributors means loss of product placement. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers. Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income. The five largest customers of the Company (including Wal-Mart) accounted for approximately 48%, 47% and 42% of total sales in 2007, 2006 and 2005.
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
RESEARCH AND DEVELOPMENT
The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $233,000 during fiscal 2007 as compared with $320,000 during fiscal 2006 and $173,000 during fiscal 2005. These activities were conducted by both Company personnel and outside consultants.
ENVIRONMENTAL MATTERS
The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal 2007, 2006 and 2005, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.
EMPLOYEES
As of June 30, 2007, the Company employed 82 people. The Company also utilizes temporary personnel to meet seasonal production demands.
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

	2007	2006	2005
From U.S.	$27,783,812	$35,663,139	$28,881,750
From foreign countries	18,418,046	15,228,498	11,404,941

Total Sales	$46,201,858	$50,891,637	$40,286,691

In addition to manufacturing facilities in the United States, the Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea. These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease, and government intervention through tariffs or trade restrictions that are of less concern domestically. The Company maintains finished goods inventory in its U.S. facility to mitigate this risk. Finished goods inventory is stocked at an average of approximately 90 days demand per item. Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days. The Company believes that it could restore production of its top eighteen selling models (which represent 75% of the Company’s sales revenue) within 1 year. The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin. In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits. Finally, an additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea, Iran, and Lebanon. Three of our largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.
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
ITEM 1A. RISK FACTORS.
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
The Company has significant accounts receivable or other amounts due from the Company’s customers. The accounts receivable balance at the end of the last four quarters averaged approximately $8 million. Terms of payment for customers generally range from cash in advance to net 90 day credit terms. These credit arrangements are negotiated at unspecified and irregular intervals. The largest customers generate the largest receivable balances. If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors. The Company is subject to this risk in the retail marketplace. From time to time a customer may develop severe operating losses which can lead to a bankruptcy. In these cases, the Company may lose most of the outstanding balance due. Occasionally, the Company has been current with a customer at the time such an event occurs. The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable. In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers. An example of such a loss was KMART Corporation. The Company recorded a loss of approximately $500,000 of which $44,000 was repaid in 2007, $37,000 in 2005 and $312,000 in 2004, when KMART filed for re-organization. KMART was current with the Company at the time that KMART filed Chapter 11 bankruptcy in January of 2002. The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today. The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers. The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
MARKET INFORMATION ON COMMON STOCK
The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS. There were approximately 593 record holders of the Company’s common stock as of August 1, 2007. This number does not include individual participants in security position listings. The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2005	$18.30	$17.00	$0.13
December 31, 2005	$26.45	$17.25	$0.13
March 31, 2006	$29.95	$24.25	$0.13
June 30, 2006	$28.00	$24.00	$1.13
September 30, 2006	$25.00	$18.70	$0.13
December 31, 2006	$24.89	$18.90	$0.13
March 31, 2007	$23.86	$20.35	$0.13
June 30, 2007	$20.56	$18.55	$0.13
The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore. The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2007. On June 14, 2007, the Company announced its quarterly dividend of $0.13 per share for stockholders of record on June 30, 2007. The dividend was distributed on or around July 15, 2007. Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly. The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.
COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of
	of Shares	Price Paid	Part of Publicly	Shares Available under
Period (2007)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1-April 30	2,499	$19.47	2,499	$2,260,689
May 1-May 31	9,419	$19.58	9,419	$2,075,040
June 1-June 30	451	$19.20	451	$2,066,377

(1)	In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. As of June 30, 2007, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,433,623 had been expended through June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003
Net sales	$46,201,858	$50,891,637	$40,286,691	$40,493,211	$33,802,634
Income before cumulative effect of accounting change	$5,156,520	$6,222,191	$4,493,827	$5,448,147	$4,169,411
Accounting change	—	—	—	(75,875)	—

Net income	$5,156,520	$6,222,191	$4,493,827	$5,372,272	$4,169,411

Basic earnings per common share:
Before cumulative effect of accounting change	$1.40	$1.68	$1.21	$1.45	$1.14
Accounting change	—	—	—	(0.02)	—

Basic earnings per common share	$1.40	$1.68	$1.21	$1.43	$1.14

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.38	$1.63	$1.14	$1.39	$1.08
Accounting change	—	—	—	(0.02)	—

Diluted earnings per common share	$1.38	$1.63	$1.14	$1.37	$1.08

Total assets	$29,173,543	$31,441,613	$9,241,491	$25,679,556	$23,786,818

Contingently redeemable common stock	—	—	—	—	$1,490,000

Cash dividends per common share	$0.52	$1.52	$0.52	$0.52	$0.52
See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2007, cash provided by operations was $4,907,186, and during fiscal 2006, cash provided by operations was $5,826,337. Working capital was $19,740,406 at June 30, 2007 and $16,123,925 at June 30, 2006. The net increase in working capital of $3,616,481 from June 30, 2006 represents primarily the net change in accounts receivable, income taxes receivable, accounts payable and dividends payable offset by cash, inventories, deferred income taxes, accrued liabilities and income taxes payable.
Capital expenditures for new property and equipment (including production tooling) were $426,070, $921,807, and $1,170,494, in fiscal 2007, 2006, and 2005, respectively. Depreciation charges totaled $896,478, $877,843, and $816,857, for the same fiscal years. Budgeted capital expenditures for fiscal

2008 are approximately $2,597,000. The Company expects to generate sufficient funds through operations to fund these expenditures.
Stockholders’ investment increased to $23,939,624 at June 30, 2007 from $21,174,306 at June 30, 2006. The increase reflects the net effect of net income, dividends declared, purchase of common stock, exercise of stock options and compensation expense recorded for vested stock options granted under SFAS No. 123(R). On June 14, 2007, the Company declared a quarterly cash dividend of $0.13 per share, for an aggregate of $476,459 payable on July 13, 2007 to stockholders of record on June 29, 2007, which is recorded as dividends payable.
The Company’s credit facility matures on November 1, 2007. This unsecured credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios. The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0. The tangible net worth of the Company must not fall below $12.5 million at any time. The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0. The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0. The Company has been and is well within these requirements. The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2007, June 30, 2006, or June 30, 2005.
In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $2,000,000 in the stock repurchase program. As of June 30, 2006, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,433,623 had been expended through June 30, 2007. The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases. The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued. The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration. The Company has no immediate plans to make an acquisition at this time.
For fiscal 2007, the Company purchased 83,437 shares of its common stock at an average net price of $22.02 per share, for a total purchase price of $1,837,655. As of June 30, 2007 the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,000,000 in Company common stock at the discretion of the Chief Executive Officer of the Company.
From the commencement of the Company’s stock repurchase program through June 30, 2007, the Company has purchased a total of 5,406,378 shares for a total gross purchase price of $51,441,841 (representing an average gross purchase price of $9.52 per share) and a total net purchase price of $40,618,098 (representing an average net purchase price of $7.51 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.
2007 RESULTS OF OPERATIONS COMPARED WITH 2006
Net sales for 2007 were $46,201,858 compared with $50,891,637 in 2006, a decrease of $4,689,779 or 9%. The sales decline for the fiscal year is linked primarily to U.S. car manufactures who reduced production of their models which feature our rear seat entertainment wireless stereophones as part of the car’s original equipment. This loss was offset by a gain of sales in Europe which increased 27% from 2006. Gross profit, as a percentage of net sales, was $17,916,877 or 39% in 2007 compared with $19,796,260 or 39% in 2006.
Selling, general, and administrative expenses for 2007 were $10,066,385 compared with $10,063,871 in 2006.
Income from operations was $7,850,492 in 2007 compared with $9,732,389 in 2006, a decrease of 19%. Interest income was $169,227 in 2007 compared with $169,047 in 2006. The decrease in income from operations is due to the decline in net sales in 2007 compared to 2006.
Royalty income was $324,996 in 2007 compared with $341,918 in 2006, a decrease of 5%. The decrease in royalty income for the twelve month period was primarily a result of lower sales from the Company’s primary licensee.
The provision for income taxes was $3,188,195 and $4,021,163 in 2007 and 2006, respectively. The effective tax rate was 38% in 2007 and 39% in 2006.
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
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
The Company has the following long term lease obligations as of June 30, 2007:

	Obligations Due by Period (in thousands)
					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$2,660	$380	$1,140	$760	$380
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
In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70. After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not. The Chairman has turned 70. These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement. The Company had a deferred compensation liability of $400,000 recorded as of June 30, 2007 and June 30, 2006 for this arrangement.
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
     Royalty Income
The Company’s net income is affected by the levels of royalty income generated in any given period. Royalty income is recognized when earned under the terms of the Company’s license agreements. These agreements require minimum annual royalty payments. The Company currently has one royalty agreement, which expires in 2010. The inability of the Company to negotiate favorable royalty arrangements and renew current agreements could have a material adverse impact on the Company’s results for the period. Based upon the favorable relationships the Company has with the parties under these license agreements, termination, non-renewal or a renegotiation toward more unfavorable terms under the current agreements is not considered likely.
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
      Inventories
The Company values its inventories at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. As of June 30, 2007, approximately 97% of the Company’s inventory was valued using LIFO. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our customers may cancel their orders or change purchase volumes. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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
Consolidated financial statements of the Company at June 30, 2007 and 2006 and for each of the quarters in the period ended June 30, 2007 and the notes thereto, and the report of independent auditors thereon are set forth on pages 23 to 37.
Selected unaudited quarterly financial data is as follows:

	Quarter
2007	First	Second	Third	Fourth
Net sales	$13,325,099	$12,222,584	$9,601,291	$11,052,884
Gross profit	5,595,544	4,410,565	3,602,568	4,308,200
Net income	1,693,680	1,283,758	753,134	1,425,948

Basic earnings per common share:	$0.46	$0.35	$0.20	$0.39

Diluted earnings per common share:	$0.45	$0.34	$0.20	$0.38

	Quarter
2006	First	Second	Third	Fourth
Net sales	$11,949,841	$15,435,597	$13,222,496	$10,283,703
Gross profit	4,674,879	6,038,570	4,955,538	4,127,273
Net income	1,441,218	2,031,246	1,500,118	1,249,609

Basic earnings per common share:	$0.39	$0.55	$0.43	$0.34

Diluted earnings per common share:	$0.38	$0.53	$0.40	$0.33

(1)	Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    None.
ITEM 9A. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)	Changes in Internal Controls. The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS” Sections on “Information As To Nominees,” “Beneficial Ownership of Company Securities” and the “Executive Officers” contained in the Koss Corporation Proxy Statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which 2007 Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
Information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” sections of the 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2007 Proxy Statement.
     Equity Compensation Plan Information. The table set forth below provides certain information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year ended June 30, 2007, under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information Table

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	585,662	$22.81	865,304
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	585,662	$22.81	865,304

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS — Executive Compensation and Related Matters” and “ELECTION OF DIRECTORS — Related Transactions” sections of the 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information relating to the principle accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2007 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of Koss Corporation are set forth on pages 23 to 36:
Report of Independent Registered Public Accounting Firm	22
Consolidated Statements of Income for the Years Ended June 30, 2007, 2006, and 2005	23
Consolidated Balance Sheets as of June 30, 2007 and 2006	24
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006, and 2005	25
Consolidated Statements of Stockholders’ Investment for the Years Ended June 30, 2007, 2006, and 2005	26
Notes to Consolidated Financial Statements	27

2. Financial Statement Schedules

All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.

3. Exhibits Filed
See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Koss Corporation
We have audited the accompanying consolidated balance sheets of Koss Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective July 1, 2005.
GRANT THORNTON LLP
Milwaukee, Wisconsin
August 17, 2007

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2007	2006	2005
Net sales	$46,201,858	$50,891,637	$40,286,691
Cost of goods sold	28,284,981	31,095,377	25,216,760

Gross profit	17,916,877	19,796,260	15,069,931
Selling, general, and administrative expense	10,066,385	10,063,871	8,544,383

Income from operations	7,850,492	9,732,389	6,525,548
Other income (expense):
Royalty income	324,996	341,918	805,485
Interest income	169,227	169,047	64,795
Interest expense	—	—	—

Income before income tax provision	8,344,715	10,243,354	7,395,828
Provision for income taxes	3,188,195	4,021,163	2,902,001

Net income	$5,156,520	$6,222,191	$4,493,827

Earnings per common share:
Basic	$1.40	$1.68	$1.21
Diluted	$1.38	$1.63	$1.14

Dividends per common share	$0.52	$1.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2007	2006
ASSETS
Current Assets:
Cash	$4,187,682	$6,146,580
Accounts receivable, less allowances of $958,868 and $1,181,359, respectively	7,938,913	6,819,852
Inventories	9,923,544	10,522,605
Prepaid expenses	403,983	418,818
Deferred income taxes	1,124,799	1,365,547
Income taxes receivable	291,251	—

Total current assets	23,870,172	25,273,402

Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,748,816	1,706,484
Machinery, equipment, furniture, and fixtures	2,464,050	3,444,111
Tools, dies, molds, and patterns	11,656,951	11,898,074

	15,869,817	17,048,669
Less—accumulated depreciation	13,302,678	14,011,121

	2,567,139	3,037,548
Deferred Income Taxes	423,928	672,823
Other Assets	2,312,304	2,457,840

	$29,173,543	$31,441,613

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$1,371,152	$1,870,256
Accrued liabilities	2,282,155	2,149,102
Dividends payable	476,459	4,202,591
Income taxes payable	—	927,528

Total current liabilities	4,129,766	9,149,477

Deferred Compensation	989,153	992,830
Derivative Liability	125,000	125,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,665,069 and 3,717,574 shares, respectively	1,104,200	541,782
Retained earnings	22,825,424	20,632,524

Total stockholders’ investment	23,929,624	21,174,306

	$29,173,543	$31,441,613

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,156,520	$6,222,191	$4,493,827
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(222,491)	572,688	155,324
Loss on disposal	—	116	—
Depreciation and amortization	973,802	955,166	1,103,951
Stock compensation expense	562,680	523,194	—
Deferred income taxes	489,643	(864,999)	(61,875)
Cash surrender value	(181,787)	(169,181)	(177,641)
Deferred compensation	(3,677)	31,665	(24,100)
Net changes in operating assets and liabilities (see note 8)	(1,867,504)	(1,444,503)	2,251,161

Net cash provided by operating activities	4,907,186	5,826,337	7,740,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	250,000	—	—
Acquisition of equipment and leasehold improvements	(426,070)	(921,807)	(1,170,494)

Net cash used in investing activities	(176,070)	(921,807)	(1,170,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of non-qualified stock options	288,630	691,660	104,749
Dividends paid to stockholders	(5,641,556)	(1,932,483)	(1,926,938)
Purchase of common stock	(1,837,655)	(6,605,451)	(2,217,371)
Exercise of stock options	500,566	3,869,626	577,188

Net cash used in financing activities	(6,690,014)	(3,976,648)	(3,462,372)

Net (decrease) increase in cash	(1,958,898)	927,882	3,107,781

Cash at beginning of period	6,146,580	5,218,698	2,110,917

Cash at end of period	$4,187,682	$6,146,580	$5,218,698

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Retained
	Shares	Amount	Earnings
Balance, June 30, 2004	3,769,775	$18,849	$21,070,938
Net income	—	—	4,493,827
Dividends declared	—	—	(1,926,938)
Exercise of stock options	75,000	375	681,562
Purchase and retirement of treasury stock	(99,250)	(496)	(2,216,875)

Balance, June 30, 2005	3,745,525	18,728	22,102,514
Net income	—	—	6,222,191
Dividends declared	—	—	(5,648,156)
Stock compensation expense	—	523,194	—
Exercise of stock options	220,906	1,104	4,561,426
Purchase and retirement of treasury stock	(248,857)	(1,244)	(6,605,451)

Balance, June 30, 2006	3,717,574	541,782	20,632,524
Net income	—	—	5,156,520
Dividends declared	—	—	(1,915,424)
Stock compensation expense	—	562,680	—
Tax impact of stock options	—	—	288,631
Exercise of stock options	30,932	155	500,411
Purchase and retirement of treasury stock	(83,437)	(417)	(1,837,238)

Balance, June 30, 2007	3,665,069	$1,104,200	$22,825,424

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
NATURE OF BUSINESS—The Company reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories. The percentage of total revenues related to this central business line over the past three fiscal years was 100% for each year. The Company leases its main plant and offices in Milwaukee, Wisconsin. In addition, the Company has more than 300 domestic dealers and its products are carried in approximately 15,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries. The Company has two subsidiaries: Bi-Audio and Koss Classics.
CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products. The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label. The Company has more than 300 domestic dealers and its products are carried in approximately 15,000 domestic retail outlets. International markets are served by domestic sales representatives and a sales office in Switzerland, which utilizes independent distributors in several foreign countries. The Company grants credit to its domestic and international customers based on the extension of credit from 30 to 90 days, depending on the customer. Collection is dependent on the retailing industry economy. International customers outside of Canada are sold on a cash against documents or letter of credit basis. Approximately 27% and 19% of the Company’s accounts receivable at June 30, 2007 and 2006, respectively, were foreign receivables.
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

RECEIVABLES—Receivables consist of trade receivables due from customers. The Company evaluates collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item, general economic conditions and the industry as a whole. Changes in the allowance for doubtful accounts are as follows:

Year
Ended	Balance,	Provision Charged to	Accounts	Balance at
June 30,	Beginning of Year	Expense	Written off*	End Year
2007	$1,181,359	$(105,956)	$301,447	$985,868
2006	608,671	(596,563)	23,875	1,181,359
2005	738,995	(227,193)	357,517	608,671

*	Represents charges against the allowance, net of recoveries.
INVENTORIES—As of June 30, 2007, approximately 97% of the Company’s inventory was valued at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,258,954 and $1,291,737 higher than reported at June 30, 2007 and 2006, respectively. The Company did not maintain any work-in-process inventories at June 30, 2007 and June 30, 2006.
The components of inventories at June 30 are as follows:

	2007	2006
Raw materials	$2,759,437	$3,865,243
Finished goods	7,164,107	6,657,362

Total	$9,923,544	$10,522,605

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
RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $233,000 in 2007, $320,000 in 2006, and $173,000 in 2005.
SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

ADVERTISING COSTS—Advertising costs included within selling, general, and administrative expenses in the accompanying consolidated statements of income were $570,000 in 2007, $80,000 in 2006, and $46,000 in 2005. Such costs are expensed as incurred.
INVESTMENTS—Included in “Other Assets” of $2,312,304 in 2007 and $2,457,840 in 2006, is approximately $125,000 of Israel government bonds with maturity dates ranging from January 2008 to July 2009. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.
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
STOCK-BASED COMPENSATION—The Company has a stock-based employee compensation plan, which is described more fully in Note 4. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payments.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility of the Company’s stock, the amount of share-based awards that are expected to be forfeited and the expected term of awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the vesting periods. The expected term of awards granted represent the period of time they are expected to be outstanding. The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the awards. The risk-free interest rate used in the Black-Scholes option valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the awards. Pre-vesting option forfeitures are estimated using historical actual forfeitures. Stock-based compensation is recorded only for those options expected to vest. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2007, 2006, and 2005, were 3,688,348, 3,710,975, and 3,711,821, respectively. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. Common stock equivalents of 59,055, 112,873, and 226,787 related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.
3. CREDIT FACILITY
The Company amended its existing credit facility in November 2003, extending the maturity date of the unsecured line of credit to November 1, 2007. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios. There were no borrowings under this credit facility at June 30, 2007 or 2006.
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
During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payments” (“SFAS No. 123(R)”), which changed the accounting for equity compensation programs. Under SFAS No. 123R, companies that award share-based payments to employees, including stock options, must recognize the expense of these awards in the financial statements at the time the employees receive the awards. As allowed by SFAS No. 123(R) and SFAS 148, the Company elected to follow APB Opinion No. 25 (“APB 25”) in accounting for its stock option plan until the effective date of SFAS No. 123R. The accounting as provided by SFAS No. 123R was effective for the Company beginning July 1, 2005. The adoption of SFAS No. 123(R)’s fair value method had an impact on the Company’s results of operations, although it did not have an impact on the overall financial position. The impact on cash flows from operations was not material.

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
As of June 30, 2007, there was approximately $1,360,000 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 2.06 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.
Cash received from stock option exercises was approximately $501,000, $3,870,000 and $577,000 during 2007, 2006 and 2005, respectively. The income tax benefits from stock option exercises was approximately $289,000, $692,000 and $105,000 during 2007, 2006 and 2005, respectively.
Prior to fiscal 2006, the Company accounted for the stock based compensation plan using the intrinsic value method. Accordingly, no compensation cost related to this plan was charged against earning during 2005. Had compensation cost for this plan been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows:

Year Ended June 30,	2005
Net income, as reported	$4,493,827
Add: Total stock-based employee compensation recorded	104,749
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards outstanding	341,192

Pro forma net income	$4,257,384

Earnings per share:
Basic-as reported	$1.21
Basic-pro forma	$1.15
Diluted-as reported	$1.14
Diluted-pro forma	$1.08
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected stock price volatility	35.00%	35.00%	35.00%
Risk free interest rate	4.60%	3.69%	3.69%
Expected dividend yield	2.27%	2.27%	2.27%
Expected forfeitures	1.50%	1.50%	NA
Expected life of options	4.6 years	4.21 years	4.21 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2004	840,000	$5.10-$24.21	$17.88
Granted	—	—	—
Exercised	(75,000)	$6.73-$16.80	$7.69

Shares under option at June 30, 2005	765,000	$5.10-$24.21	$18.87
Granted	135,000	$17.38-$28.80	$24.21
Forfeited	(87,500)	$15.75-$22.01	$18.82
Exercised	(220,906)	$4.42-$22.01	$17.52

Shares under option at June 30, 2006	591,594	$5.38-$28.80	$20.60
Granted	80,000	$19.47-$21.42	$20.93
Forfeited	(55,000)	$18.48	$18.48
Exercised	(30,932)	$5.42-$16.80	$16.18

Shares under option at June 30, 2007	585,662	$5.38-$28.80	$21.08

The range of options as of June 30, 2007 is as follows:

			Weighted Average
Range of	Number of Options	Weighted Average Exercise	Remaining
Exercise Prices	Outstanding/Exercisable	Price Outstanding/Exercisable	Contractual Life (In Years)
$ 5.38 - $6.73	17,500 / 17,500	$6.15 / $6.15	2.4
$15.75 - $19.47	226,162 / 158,912	$17.55 / $17.12	3.0
$21.42 - $28.80	342,000 / 156,500	$24.18 / $24.14	4.4

	585,662 / 332,912	$20.60 / $18.94

Options granted at a price greater than the market value on the date of grant included above total 80,000 at weighted-average exercise price of $20.93 in 2007, 135,000 options at weighted-average exercise price of $24.21 in 2006, and none in 2005.
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
The fair value of the written put option at June 30, 2007 and 2006 was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.
In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. As of June 30, 2007, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,433,623 had been expended through June 30, 2007. The Company repurchased 83,437 shares for $1,837,655 in 2007, 248,857 shares for $6,605,451 in 2006 and 99,250 shares for $2,217,371 in 2005.
5. INCOME TAXES
The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets. The provision for income taxes in 2007, 2006, and 2005 consists of the following:

Year Ended June 30,	2007	2006	2005
Current:
Federal	$2,210,552	$3,843,000	$2,527,001
State	488,000	650,000	486,000
Deferred	489,643	(471,837)	(111,000)

	$3,188,195	$4,021,163	$2,902,001

The 2007, 2006, and 2005 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2007	2006	2005
Federal income tax at statutory rate	$2,837,203	$3,487,523	$2,514,582
State income taxes, net of federal tax Benefit	283,163	592,732	354,247
Other	67,829	(59,092)	33,172

Total provision for income taxes	$3,188,195	$4,021,163	$2,902,001

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2007	2006
Deferred Income Tax Assets:
Deferred compensation	$157,000	$157,000
Accrued expenses and reserves	680,000	1,213,000
SFAS No. 123(R) expense	426,000	205,000
Package design and trademarks	231,000	247,000
Other	244,000	437,000

	1,738,000	2,259,000
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(189,000)	(221,000)

Net deferred income tax asset	$1,549,000	$2,038,000

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered The recognition of these deferred tax balances will be realized through normal recurring operations and as such the Company has recorded the full value of such expected benefits

6. INTANGIBLE ASSETS
A summary of intangibles included in other assets in the accompanying consolidated balance sheets as of June 30, 2007 and 2006 and their respective estimated useful lives are as follows:

			Estimated useful
	2007	2006	lives
Patents	$710,291	$710,291	10 years
Customer lists and other	188,811	188,811	10 years

	899,102	899,102
Less accumulated amortization	(449,102)	(371,779)

	$450,000	$527,323

7. ACCRUED LIABILITIES
Accrued liabilities at June 30 consist of the following:

	2007	2006
Employee compensation	$309,749	$444,215
Cooperative advertising and promotion allowances	1,318,871	1,207,332
Payroll taxes and other employee Benefits	177,538	169,318
Other	475,997	328,237

	$2,282,155	$2,149,102

8. ADDITIONAL CASH FLOW INFORMATION
The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2007	2006	2005
Accounts receivable	($896,570)	$1,371,428	$420,799
Inventories	599,061	(2,926,802)	(280,444)
Prepaid expenses and other assets	14,835	711,121	(443,744)
Income taxes	(1,218,779)	234,990	506,548
Accounts payable	(499,104)	(1,142,480)	(1,963,330)
Accrued liabilities	133,053	307,240	84,672

Net change	($1,867,504)	($1,444,503)	$2,251,161

	2007	2006	2005
Net cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$3,688,000	$3,905,000	$1,388,822
9. EMPLOYEE BENEFIT PLANS
Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. The expense recorded for such contributions approximated $59,000 in 2007, $50,000 in 2006, and $54,000 in 2005.
The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the Board of Directors. For calendar years 2006, 2005, and 2004, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation. Vesting of Company contributions occurs immediately. Company contributions were approximately $327,000, $354,000, and $307,000 during 2007, 2006, and 2005.
10. DEFERRED COMPENSATION
The Company has deferred compensation agreements with a former and current officer.
The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life. These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement. The Company has a deferred compensation liability of $400,000 and $400,000 recorded as of June 30, 2007 and 2006.
The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. The Company has a deferred compensation liability of $589,152 and $592,831 recorded as of June 30, 2007 and 2006, respectively.

11. INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS
The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.
The Company’s export sales amounted to $20,108,725 during 2007, $15,228,498 during 2006, and $11,404,941 during 2005.
Sales during 2007, 2006 and 2005 to the Company’s five largest customers represented approximately 48%, 47% and 42% of the Company’s total sales, respectively. Included in these percentages, sales to a single customer represented approximately 14%, 13%, and 15% of the Company’s total sales during 2007, 2006, and 2005, respectively. These customers generally are large, national retailers.

12. COMMITMENTS AND CONTINGENCIES
The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman. On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions. The lease is on terms no less favorable to the Company than those that could be obtained from an independent party. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. Total rent expense, which includes this lease, approximated $416,000 in 2007, $416,000 in 2006, and $416,000 in 2005.
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
KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: August 17, 2007
Michael J. Koss,
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: August 17, 2007
Sujata Sachdeva,
Vice President — Finance
Principal Accounting Officer
Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 17, 2007.

/s/ John C. Koss	/s/ Michael J. Koss
John C. Koss, Director	Michael J. Koss, Director

/s/ Lawrence S. Mattson	/s/ John J. Stollenwerk
Lawrence S. Mattson, Director	John J. Stollenwerk, Director

/s/ Thomas L. Doerr	/s/ Theodore H. Nixon
Thomas L. Doerr, Director	Theodore H. Nixon, Director
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
Lenore Lillie
Vice President-Operations
Cheryl Mike
Vice President-Human Resources/Customer Relations
Declan Hanley
Vice President-International Sales
ANNUAL MEETING
October 10, 2007 — 9:00 a.m.
Milwaukee River Hilton Inn
4700 N. Port Washington Rd.
Milwaukee, WI 53212
INDEPENDENT AUDITORS
Grant Thornton LLP
Milwaukee, Wisconsin
LEGAL COUNSEL
Hughes & Luce, LLP
Dallas, Texas
DIRECTORS
John C. Koss
Chairman of the Board
Koss Corporation
Thomas L. Doerr
President
Doerr Corporation
Michael J. Koss
Vice Chairman, President
C.E.O., C.O.O., C.F.O.
Koss Corporation
Lawrence S. Mattson
Retired President
Oster Company
John J. Stollenwerk
President
Allen-Edmonds Shoe Corporation
Theodore H. Nixon
Chairman of the Board
C.E.O.
D. D. Williamson
TRANSFER AGENT
Questions regarding change of address,
stock transfer, lost certificate, or
information on a particular account
should be directed in writing to:
American Stock Transfer
& Trust Company
59 Maiden Lane
New York, NY 10038
Shareholders Toll-free: 1-800-937-5449

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.11	Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.12	Loan Agreement, effective as of February 17, 1995. Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.13	Amendment to Loan Agreement dated June 15, 1995, effective as of February 17, 1995. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

10.14	Amendment to Loan Agreement dated April 29, 1999. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.15	Amendment to Loan Agreement dated December 15, 1999. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.16	Amendment to Loan Agreement dated October 10, 2001. Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.17	License Agreement dated June 30, 1998 between Koss Corporation and Logitech Electronics Inc. (including Addendum to License Agreement dated June 30, 1998). Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

10.18	Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.20	Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.

21	List of Subsidiaries of Koss Corporation *

23.1	Consent of Grant Thornton LLP *

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

*	Filed herewith

**	Furnished herewith