Form 10-Q
period 2007-09-30
KOSS CORP
filed 2007-11-14
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

YES  ☐        NO  ☒

At November 2, 2007, there were 3,666,757 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2007

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current Assets:
Cash	$5,951,504	$4,187,682
Accounts receivable	8,211,761	7,938,913
Inventories	9,871,356	9,923,544
Income taxes	2,036,254	1,528,782
Other current assets	247,280	291,251

Total current assets	26,318,155	23,870,172

Property and equipment, net	2,557,058	2,567,139
Deferred income taxes	423,928	423,928
Other assets	2,285,631	2,312,304

	$31,584,772	$29,173,543

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,777,329	$1,371,152
Accrued liabilities	2,217,595	2,282,155
Dividends payable	478,241	476,459

Total current liabilities	5,473,165	4,129,766

Deferred compensation	989,153	989,153
Derivative liability	125,000	125,000
Stockholders’ investment	24,997,454	23,929,624

	$31,584,772	$29,173,543

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,	2007	2006

Net sales	$12,637,606	$13,325,099
Cost of goods sold	7,845,626	7,729,555
Gross profit	4,791,980	5,595,544
Selling, general and administrative expense	2,784,026	2,932,801

Income from operations	2,007,954	2,662,743
Other income (expense)
Royalty income	131,250	81,249
Interest income	50,440	32,538

Income before income tax provision	2,189,644	2,776,530
Provision for income taxes	853,970	1,082,850
Net income	$1,335,674	$1,693,680

Earnings per common share:
Basic earnings per common share	$0.36	$0.46
Diluted earnings per common share	$0.36	$0.45

Dividends per common share	$0.13	$0.13

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended September 30,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,335,674	$1,693,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,096	283,082
Net changes in operating assets and liabilities	793,722	(3,746,757)

Net cash provided by (used in) operating activities	2,410,492	(1,779,995)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(244,342)	(72,925)
Net cash used in investing activities	(244,342)	(72,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(476,459)	(481,479)
Purchase of common stock	(1,039,204)	(308,143)
Exercise of stock options	1,113,335	23,524
Net cash used in financing activities	(402,328)	(766,098)
Net increase (decrease) in cash	1,763,822	(2,619,018)
Cash at beginning of period	4,187,682	6,146,580
Cash at end of period	$5,951,504	$3,527,562

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. The income from operations for the quarter ended September 30, 2007 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2007 Annual Report on Form 10-K.

2.             EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ending September 30, 2007 and 2006 were 3,670,782 and 3,709,936, respectively. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock equivalents of 29,191 and 65,857 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended September 30, 2007 and 2006, respectively.

3.             INCOME TAXES

We file income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions. We are not currently subject to income tax examinations in any of our significant tax jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2006 through 2007 for Federal and fiscal 2003 through 2007 for most state jurisdictions.

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits. The total liability for unrecognized tax benefits was approximately $60,000 as of July 1, 2007. The liability does not include an amount for accrued penalties. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no material change in the amount of unrecognized tax benefits during the first three months ended September 30, 2007.

4.             INVENTORIES

The classification of inventories is as follows:

	September 30, 2007	June 30, 2007

Raw materials and work in process	$3,780,820	$3,119,659
Finished goods	7,349,490	8,062,839
	11,130,310	11,182,498
LIFO reserve	(1,258,954)	(1,258,954)
	$9,871,356	$9,923,544

5.             STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death. The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability. The fair value of the option at September 30, 2007, was $125,000. The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company. Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation. At September 30, 2007 and June 30, 2007, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.             DIVIDENDS DECLARED

On September 14, 2007, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 28, 2007 to be paid October 15, 2007. Such dividend payable has been recorded at September 30, 2007.

On November 6, 2007, the Company declared a special cash dividend of $1.00 per share for the stockholders of record on November 16, 2007 to be paid December 17, 2007.

7.             STOCK-BASED COMPENSATION

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the Plan’s existence. Each year thereafter additional shares equal to .25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders. Options generally vest over four of five years, with a maximum term of five to ten years.

We account for stock options and restricted stock issued under the plan in accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 123 (R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period.

A summary of stock option activity under the plan for the three months ended September 30, 2007 is as follows:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price
Shares under option at June 30, 2007	585,662	$5.38-$28.80	$21.08
Granted	—	—	—
Forfeited	—	—	—
Exercised	(64,500)	$15.75-$17.38	$17.26
Shares under option at September 30, 2007	521,162	$5.38-$28.80	$21.55

The range of options as of September 30, 2007 is as follows:

Range of Exercise Prices	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (In Years)
$5.38 - $6.73	17,500 / 17,500	$6.15 / $6.15	2.2
$15.75 - $19.47	161,662 / 95,412	$17.66 / $17.02	3.5
$21.42 - $28.80	342,000 / 156,500	$24.18 / $24.14	4.2
	521,162 / 269,412	$21.55 / $20.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the quarter ended September 30, 2007 amounted to $2,410,492. This was a result of net income for the period adjusted for changes in operating assets and current liabilities.

Capital expenditures for new equipment (including production tooling) were $244,342 for the quarter. Capital expenditures for fiscal year 2008 are expected to be approximately $2.6 million. The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $24,997,454 at September 30, 2007, from $23,939,624 at June 30, 2007. The increase reflects net income offset by (i) the effect of the purchase and retirement of common stock and (ii) dividends declared.

The Company amended its existing credit facility in November 2007, extending the maturity date of the unsecured line of credit to November 1, 2008. This credit facility provides for borrowings up to a maximum of $10,000,000. The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program. Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current interest coverage, and leverage ratios, with which the Company is currently in compliance. The Company uses its credit facility from time to time, although there was no utilization of this credit facility during the quarter ended September 30, 2007.

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

For the quarter ended September 30, 2007, the Company purchased 50,792 shares of its common stock at an average net price of $20.46 per share, for a total net purchase price of $1,039,204.

From the commencement of the Company’s stock repurchase program through September 30, 2007, the Company has purchased a total of 5,457,170 shares for a total gross purchase price of $52,481,045 (representing an average gross purchase price of $9.62 per share) and a total net purchase price of $41,657,302 (representing an average net purchase price of $7.63 per share). The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program. In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases for the quarter ended September 30, 2007.

Results of Operations

Net sales for the first quarter ended September 30, 2007 decreased by 5% to $12,637,606 compared with $13,325,099 for the same period in 2006. The decrease is primarily attributable to the decline in sales in export markets throughout Europe, which fell 30% compared to the same period last year.

Gross profit as a percent of net sales was 38% for the quarter ended September 30, 2007 and 42% for the quarter ended September 30, 2006. The decrease is primarily due to the Company experiencing a less profitable model mix.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $2,784,026 or 22% of net sales, compared to $2,932,801 or 22% of net sales for the same period in 2006.

For the first quarter ended September 30, 2007, income from operations was $2,007,954 versus $2,662,743 for the same period in the prior year, a 25% decrease. Net income for the quarter fell by 21% to $1,335,674 from $1,693,680 for the same period in 2006. The decreases in income from operations and net income are primarily due to a decline in European sales across all market classes.

Royalty income for the quarter ended September 30, 2007 was $131,250, compared with $81,249 for the quarter ended September 30, 2006.

Interest income for the quarter was $50,440 as compared to $32,538 for the same quarter in 2006. Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes was $853,970 and $1,082,850 for the quarter ended September 30, 2007 and 2006, respectively. The effective tax rate was 39% for each quarter.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Financial Accounting Pronouncements

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of FASB Interpretation No. 48, the Company was not required to record any reduction in earnings employed in the business at July 1, 2007 to recognize the cumulative effect of the adoption of this standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases, as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

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

PART II
OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended September 30, 2007, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2007)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 –July 31	0	$0.00	0	$2,066,377
August 1 – August 31	0	$0.00	0	$2,066,377
September 1 – September 30	50,792	$20.46	50,792	$1,027,169

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $44,472,831 had been expended through September 30, 2007.

Item 4.                    Submission of Matters to Vote of Security Holders

(a)           On October 10, 2007, an Annual Meeting of Stockholders was held.

(b)           Proxies for the election of directors were solicited pursuant to Regulation 14. There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)           There were 3,669,569 shares of common stock eligible to vote at the Annual Meeting, of which 3,513,101 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2008:

John C. Koss	3,483,348	29,753	0
Thomas L. Doerr	3,483,393	29,708	0
Michael J. Koss	3,482,734	30,367	0
Lawrence S. Mattson	3,482,213	30,888	0
Theodore H. Nixon	3,483,752	29,349	0
John J. Stollenwerk	3,480,979	32,122	0

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2008	3,491,387	3,408	18,305	0

Item 6.                    Exhibits

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

KOSS CORPORATION

Date:	November 14, 2007	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer and
Chief Financial Officer

Date:	November 14, 2007	/s/ Sujata Sachdeva
Sujata Sachdeva
Vice President—Finance and
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