Form 10-Q
period 2007-12-31
KOSS CORP
filed 2008-02-14
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (414) 964-5000

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

At February 7, 2008, there were 3,689,454 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2007

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2007	June 30, 2007
ASSETS
Current Assets:
Cash	$3,024,197	$4,187,682
Accounts Receivable	8,362,842	7,938,913
Inventories	10,140,604	9,923,544
Income taxes	1,628,031	1,528,782
Other current assets	889,877	291,251
Total current assets	24,045,551	23,870,172

Property and equipment, net	2,421,595	2,567,139
Deferred income taxes	423,928	423,928
Other assets	2,267,556	2,312,304
	$29,158,630	$29,173,543

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,895,629	$1,371,152
Accrued liabilities	2,471,752	2,282,155
Dividends payable	478,519	476,459
Total current liabilities	5,845,900	4,129,766

Deferred compensation	989,153	989,153
Derivative liability	125,000	125,000
Stockholders’ investment	22,198,577	23,929,624
	$29,158,630	$29,173,543

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Six Months
Period Ended December 31	2007	2006	2007	2006
Net Sales	$12,099,397	$12,222,584	$24,737,003	$25,547,683
Cost of goods sold	7,775,022	7,812,019	15,620,648	15,541,574
Gross Profit	4,324,375	4,410,565	9,116,355	10,006,109
Selling general and administrative expense	2,371,276	2,421,909	5,155,302	5,354,710
Income from operations	1,953,099	1,988,656	3,961,053	4,651,399
Other income (expense)
Royalty income	43,750	81,249	175,000	162,498
Interest income	46,751	34,611	97,191	67,149
Interest expense	0	0	0	0
Income before income tax provision	2,043,600	2,104,516	4,233,244	4,881,046
Provision for income taxes	797,048	820,758	1,651,018	1,903,608
Net Income	$1,246,552	$1,283,758	$2,582,226	$2,977,438
Earnings per common share:
Basic	$0.34	$0.35	$0.70	$0.80
Diluted	$0.34	$0.34	$0.70	$0.79
Dividends per common share	$1.13	$0.13	$1.26	$0.26

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31,	2007	2006

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$2,582,226	$2,977,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562,192	566,164
Stock compensation expense	272,526	281,340
Net changes in operating assets and liabilities	368,672	(2,204,036)
Net cash provided by operating activities	3,785,616	1,620,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(363,302)	(164,214)
Net cash used in investing activities	(363,302)	(164,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,634,875)	(964,198)
Purchase of common stock	(1,268,786)	(1,490,322)
Exercise of stock options	1,317,862	500,566
Net cash used in financing activities	(4,585,799)	(1,953,954)
Net decrease in cash	(1,163,485)	(497,262)
Cash at beginning of period	4,187,682	4,839,303
Cash at end of period	$3,024,197	$4,342,041

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and six months ended December 31, 2007 is not necessarily indicative of the operating results for the full year.

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

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending December 31, 2007 and 2006 were 3,674,516 and 3,690,760, respectively.  For the six months ended December 31, 2007 and 2006, weighted average number of common shares outstanding were 3,672,664 and 3,700,348, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  Common stock equivalents of 19,677 and 78,172 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended December 31, 2007 and 2006, respectively.  Common stock equivalents of 22,293 and 71,332 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the six months ended December 31, 2007 and 2006, respectively.

3.                                       INCOME TAXES

We file income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2006 through 2007 for Federal and fiscal 2003 through 2007 for most states jurisdictions.

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was approximately $60,000 as of July 1, 2007.  The liability does not include an amount for accrued penalties.   We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no material change in the amount of unrecognized tax benefits during the first six months ended December 31, 2007.

4.                                       INVENTORIES

                                                The classification of inventories is as follows:

	December 31, 2007	June 30, 2007
Raw materials and work in process	$4,013,368	$3,119,659
Finished goods	7,386,190	8,062,839
	11,399,558	11,182,498
LIFO reserve	(1,258,954)	(1,258,954)
	$10,140,604	$9,923,544

4.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at December 31, 2007 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At December 31, 2007 and June 30, 2007, $125,000 has been classified as a derivative liability on the Company’s financial statements.

5.             DIVIDENDS DECLARED

On November 6, 2007, the Company declared a special cash dividend of $1.00 per share for the stockholders of record on November 16, 2007, paid on December 17, 2007.

On December 13, 2007, the Company declared a quarterly cash dividend of $0.13 per share for the stockholders of record on December 31, 2007 to be paid January 15, 2008.  Such dividend payable has been recorded at December 31, 2007.

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

A summary of stock option activity under the plan for the six months ended December 31, 2007 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share	Average Exercise Price
Balance, June 30, 2007	585,662	$5.38-$28.80	$21.08
Granted	—	—	—
Exercised	(78,658)	$5.38-$17.38	$16.75
Forfeited	—	—	—
Balance, December 31, 2007	507,004	$5.38-$28.80	$21.75

The range of options as of December 31, 2007 is as follows:

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$5.38-$6.73	15,350 / 15,350	$6.25 / $6.26	2.0
$15.75-$19.47	149,654 / 94,654	$17.79 / $17.31	3.9
$21.42-$28.80	342,000 / 152,500	$24.18 / $24.13	3.7
	507,004 / 262,504	$21.75 / $20.62

As of December 31, 2007, there was approximately $1,087,000 of total unrecognized compensation cost related to stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Total stock option compensation expense of approximately $272,000 and $281,000 was recognized in the six month periods ended December 31, 2007 and 2006, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2007 amounted to $3,785,616. This was a result of net income for the period adjusted for changes in operating assets and current liabilities, which arose primarily out of increases in other current assets, accrued liabilities, and accounts payable.

Capital expenditures for new equipment (including production tooling) were $363,302 for the six months ended December 31, 2007.  Capital expenditures for fiscal year 2008 are expected to be approximately $2.6 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $22,198,577 at December 31, 2007, from $23,929,624 at June 30, 2007.  The net decrease reflects net income and exercise of stock options offset by the effect of the purchase and retirement of common stock and dividends declared.

The Company amended its existing credit facility in November 2007, extending the maturity date of the unsecured line of credit to November 1, 2008.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2007 or June 30, 2007.  The Company did not utilize the credit facility during the quarter or six months ended December 31, 2007.

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

For the quarter ended December 31, 2007, the Company purchased 12,020 shares of its common stock at an average net price of $19.10 per share, for a total net purchase price of $229,582. For the six months ended December 31, 2007, the Company purchased 62,812 shares of its common stock at an average net price of $20.20 per share, for a total net purchase price of $1,268,786.

From the commencement of the Company’s stock repurchase program through December 31, 2007, the Company has purchased a total of 5,469,190 shares for a total gross purchase price of $52,710,627 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,886,884 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases of the Company’s common stock for the six months ended December 31, 2007.

Results of Operations

Net sales for the second quarter ended December 31, 2007 declined by 1% to $12,099,397 from $12,222,584 for the same period in 2006.  Net sales for the six months ended December 31, 2007 declined by 3% to $24,797,003 from $25,547,683 for the same period in 2006.  The decrease was primarily due to a slow down in domestic mass market sales, a decline in sales to superstores and a slow down in the automotive industry this year which reduced demand for the Company’s rear seat entertainment products.

Gross profit as a percent of net sales was 36% for the quarter ended December 31, 2007 compared to 36% for the same period in the prior year.  For the six months ended December 31, 2007 the gross profit percentage was 37% compared to 39% for the same period in the prior year. The decrease in gross profit for the six months ended December 31, 2007 was primarily due to a less profitable model mix sold in that period and extra costs incurred related to engineering expenses.

Selling, general and administrative expenses for the quarter ended December 31, 2007 were $2,371,276 or 20% of net sales, compared to $2,421,909 or 20% of net sales for the same period in 2006.  For the six month period ended December 31, 2007, these expenses were $5,155,302 or 21% of net sales, compared to $5,354,710 or 21% of net sales, for the same period in 2006.

For the quarter ended December 31, 2007, income from operations was $1,953,099 compared to $1,988,656 for the same period in the prior year.  Income from operations for the six months ended December 31, 2007 was $3,961,053 compared to $4,651,399 for the same period in 2006, a 15% decrease.  Income from operations decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2007.

For the quarter ended December 31, 2007, net income decreased 2% to $1,246,552 from $1,283,758 for the same period in 2006.  Net income for the six months ended December 31, 2007, decreased 13% from $2,977,438 in 2006 to $2,582,226 in 2007.  Net income decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2007.

Royalty income for the quarter ended December 31, 2007 was $43,750 compared to $81,249 for the quarter ended December 31, 2006.  For the six month period ended December 31, 2007, royalty income was $175,000 compared to $162,498 for the period ended December 31, 2006.

Interest income for the quarter was $46,751 compared to $34,611 for the same quarter in 2006.  For the six month period ended December 31, 2007, interest income was $97,191, compared to $67,149 for the same period in the prior year.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes for the quarter ended December 31, 2007, was $797,048 compared to $820,758 for the same period last year.  For the six months ended December 31, 2007, the provision for income taxes was $1,651,018 compared with $1,903,608 for the same period last year.  The effective tax rate was 39% for each of the quarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Financial Accounting Pronouncements

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FASB Interpretation No. 48, the Company was not required to record any reduction in equity employed in the business at July 1, 2007 to recognize the cumulative effect of the adoption of this standard.

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

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended December 31, 2007, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2007)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 — October 31	12,020	$19.10	12,020	$2,184,133

November 1 — November 30	0	$0.00	0	$2,184,133

December 1 — December 31	0	$0.00	0	$2,184,133

(1)                                  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,315,867 had been expended through December 31, 2007.

Item 4              Submission of Matters to Vote of Security-Holders

(a)                                  On October 10, 2007 an Annual Meeting of Stockholders was held.

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

KOSS CORPORATION

Date: February 14, 2008	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: February 14, 2008	/s/Sue Sachdeva
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