Form 10-Q
period 2008-03-31
KOSS CORP
filed 2008-05-15
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

YES	☐	NO	☒

At May 05, 2008, there were 3,696,265 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	June 30, 2007
ASSETS
Current Assets:
Cash	$3,050,839	$4,187,682
Accounts Receivable	7,499,030	7,938,913
Inventories	8,675,671	9,923,544
Deferred income taxes	1,940,597	1,528,782
Other current assets	519,550	291,251
Total current assets	21,685,687	23,870,172

Property and equipment, net	2,563,735	2,567,139
Deferred income taxes	423,928	423,928
Other assets	2,211,584	2,312,304
	$26,884,934	$29,173,543

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,301,484	$1,371,152
Accrued liabilities	1,390,454	2,282,155
Dividends payable	480,514	476,459
Total current liabilities	3,172,452	4,129,766

Deferred compensation	989,153	989,153
Derivative liability	125,000	125,000
Stockholders’ investment	22,598,329	23,929,624
	$26,884,934	$29,173,543

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2008	2007	2008	2007
Net Sales	$10,003,648	$9,601,291	$34,740,651	$35,148,974
Cost of goods sold	6,438,524	5,998,723	22,059,172	21,540,297
Gross Profit	3,565,124	3,602,568	12,681,479	13,608,677
Selling general and administrative expense	2,602,122	2,494,886	7,757,424	7,849,596
Income from operations	963,002	1,107,682	4,924,055	5,759,081
Other income (expense)
Royalty income	87,501	81,249	262,501	243,747
Interest income	11,929	45,842	109,120	112,991
Interest expense	0	0	0	0
Income before income tax provision	1,062,432	1,234,773	5,295,676	6,115,819
Provision for income taxes	414,435	481,639	2,065,453	2,385,247
Net Income	$647,997	$753,134	$3,230,223	$3,730,572
Earnings per common share:
Basic	$0.18	$0.20	$0.88	$1.01
Diluted	$0.18	$0.20	$0.87	$0.99
Dividends per common share	$0.13	$0.13	$1.39	$0.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,230,223	$3,730,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843,289	849,246
Stock compensation expense	408,789	422,010
Net changes in operating assets and liabilities	113,359	(2,538,113)
Net cash provided by operating activities	4,595,660	2,463,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(762,194)	(297,016)
Net cash used in investing activities	(762,194)	(297,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,115,390)	(1,442,265)
Purchase of common stock	(1,268,786)	(1,594,750)
Exercise of stock options	1,413,867	500,566
Net cash used in financing activities	(4,970,309)	(2,536,449)
Net decrease in cash	(1,136,843)	(369,750)
Cash at beginning of period	4,187,682	6,146,580
Cash at end of period	$3,050,839	$5,776,830

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.                                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and nine months ended March 31, 2008 is not necessarily indicative of the operating results for the full year.

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

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending March 31, 2008 and 2007 were 3,690,371 and 3,678,289, respectively.  For the nine months ended March 31, 2008 and 2007, the weighted average number of common shares outstanding was 3,680,321 and 3,693,152, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  Common stock equivalents of 12,107 and 58,348 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the quarters ended March 31, 2008 and 2007, respectively.  Common stock equivalents of 18,065 and 66,783 related to stock option grants were included in the computation of the average number of shares outstanding for diluted earnings per common share for the nine months ended March 31, 2008 and 2007, respectively.

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

There was no material change in the amount of unrecognized tax benefits during the first nine months ended March 31, 2008.

4.                                       INVENTORIES

                                                The classification of inventories is as follows:

	March 31, 2008	June 30, 2007
Raw materials and work in process	$2,837,928	$3,119,659
Finished goods	7,096,697	8,062,839
	9,934,625	11,182,498
LIFO reserve	(1,258,954)	(1,258,954)
	$8,675,671	$9,923,544

5.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at March 31, 2008 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At March 31, 2008 and June 30, 2007, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.                                       DIVIDENDS DECLARED

On March 14, 2008, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on March 31, 2008 to be paid April 14, 2008.  Such dividend payable has been recorded at March 31, 2008.

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

A summary of stock option activity under the plan for the nine months ended March 31, 2008 is as follows:

	Number of Shares	Range of Exercise Price Per Share	Average Exercise Price
	(in thousands)
Balance, June 30, 2007	585,662	$5.38-$28.80	$21.08
Granted	—	—	—
Exercised	(94,008)	$5.38-$17.38	$15.04
Forfeited	—	—	—
Balance, March 31, 2008	491,654	$5.38-$28.80	$22.23

The range of options as of March 31, 2008 is as follows:

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$15.75-$19.47	149,654 / 97,154	$17.79 / $17.27	3.7
$21.42-$28.80	342,000 / 156,500	$24.18 / $24.08	3.4
	491,654 / 253,654	$22.23 / $21.47

As of March 31, 2008, there was $950,817 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 2.52 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Total stock option compensation expense of $408,789 and $422,010 was recognized in the nine month periods ended March 31, 2008 and 2007, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2008 amounted to $4,595,660.  This was a result of net income for the period adjusted for changes in operating assets and liabilities, which arose primarily out of the decreases in accrued liabilities offset by increases in other current assets.

Capital expenditures for new equipment (including production tooling) were $762,194 for the nine months ended March 31, 2008.  Capital expenditures for fiscal year 2008 are expected to be approximately $1.5 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $22,598,329 at March 31, 2008, from $23,929,624 at June 30, 2007.  The decrease reflects net income offset by (i) the effect of stock options exercised, (ii) the purchase and retirement of common stock and (iii) dividends.

The Company amended its existing credit facility in November 2007, extending the maturity date of the unsecured line of credit to November 1, 2008.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2008 or June 30, 2007.  The Company did not utilize the credit facility for the nine months ended March 31, 2008.

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

For the quarter ended March 31, 2008, the Company did not purchase any shares of its common stock.  For the nine months ended March 31, 2008, the Company purchased 62,812 shares of its common stock at an average net price of $20.20 per share, for a total net purchase price of $1,268,786.

From the commencement of the Company’s stock repurchase program through March 31, 2008, the Company has purchased a total of 5,469,190 shares for a total gross purchase price of $52,710,627, (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,886,884 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants. There were no ESOP purchases of the Company’s common stock for the nine months ended March 31, 2008.

Results of Operations

Net sales for the quarter ended March 31, 2008 rose approximately 4% to $10,003,648 from $9,601,291 for the same period in 2007.  Net sales for the nine months ended March 31, 2008 were $34,740,651 down approximately 1% compared with $35,148,974 during the same nine months one year ago.  The decrease was primarily attributable to reductions in shipments of stereo headphones to automotive companies to include with the production of their cars.  Since the production of specific automobile models that include rear seat entertainment systems that make use of our products appears to have been reduced, the Company has experienced a corresponding reduction in orders. Also, orders for the Company’s products from box retailers continued to decline primarily due to model reductions which occurred during the fourth quarter of the Company’s prior fiscal year.

Gross profit as a percent of net sales was approximately 36% for the quarter ended March 31, 2008 down approximately 2% from the same period in the prior year.  For the nine month period ended March 31, 2008 and 2007, the gross profit percentage was approximately 37% and approximately 39%, respectively.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $2,602,122 or approximately 26% of net sales, compared to $2,494,886 or approximately 26% of net sales for the same period in 2007.  For the nine month period ended March 31, 2008, these expenses were $7,757,424 or approximately 22% of net sales, compared to $7,849,596 or approximately 22% of net sales, for the same period in 2007.

For the third quarter ended March 31, 2008, income from operations was $963,002 versus $1,107,682 for the same period in the prior year, approximately a 13% change.  Income from operations for the nine months ended March 31, 2008 was $4,924,055 as compared to $5,759,081 for the same period in 2007, approximately a 15% change.  Income from operations decreased primarily as a result of increased expenses relating to new product engineering and development for the nine month period ended March 31, 2008.

Net income decreased by approximately 14%, from $753,134 to $647,997 for the same three months.  Net income for the nine months decreased by approximately 13% from $3,730,572 to $3,230,223 for the same nine months ended March 31, 2008. Net income decreased primarily as a result of increased expenses relating to new product engineering and development for the nine month period ended March 31, 2008.  The gross margin reduction coupled with the increase in promotional expenses and increases in spending for legal fees related to the protection of the Company’s intellectual property resulted in a decline in the profits for the nine month period ended March 31, 2008.

Royalty income for the quarter ended March 31, 2008 was $87,501, compared to $81,249 for the quarter ended March 31, 2007.  For the nine month period ended March 31, 2008 royalty income was $262,501 compared to $243,747 for the nine month period ended March 31, 2007.

Interest income for the quarter ended March 31, 2008 was $11,929 as compared to $45,842 for the same quarter in 2007.  For the nine month period ended March 31, 2008 interest income was $109,120 compared to $112,991 for the same period in 2007.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes for the quarter ended March 31, 2008, was $414,435 compared with $481,639 for the same period last year.  For the nine months ended March 31, 2008, the provision for income taxes was $2,065,453 compared with $2,385,247 for the same period last year.  The effective tax rate was 39% for each of the quarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Financial Accounting Pronouncements

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements.  As a result of the implementation of FASB Interpretation No. 48, the Company was not required to record any reduction in equity employed in the business at July 1, 2007 to recognize the cumulative effect of the adoption of this standard

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II

OTHER INFORMATION

Item 1.                                   Legal Proceedings.

None.

Item 1A.                          Risk Factors.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2008, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2008)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

January 1 – January 31	0	$0.00	0	$2,184,133

February 1 – February 29	0	$0.00	0	$2,184,133

March 1 – March 31	0	$0.00	0	$2,184,133

(1) In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,315,867 had been expended through March 31, 2008.

Item 3.                                  Defaults Upon Senior Securities.

None.

Item 4.                                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                  Other Information.

None.

Item 6.                                  Exhibits.

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

KOSS CORPORATION

Date: May 15, 2008	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: May 15, 2008	/s/ Sue Sachdeva
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