Form 10-K
period 2008-06-30
KOSS CORP
filed 2008-08-25
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2007 was approximately $12,829,380 (based on the $17.81 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2007).  In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2007 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company.  The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On August 1, 2008, 3,695,351 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label.  The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products.  The Company has more than 300 domestic dealers and its products are carried in approximately 13,400 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has two subsidiaries:  Bi-Audio and Koss Classics.

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

No employment or compensation agreement exists between the Company and its dealers.  The Company has several independent manufacturer’s representatives for distribution.  The Company typically signs one year contracts with these manufacturer’s representatives.  These agreements are seldom renewed in writing.  The sales from these agreements accounted for approximately 2% of the Company’s total revenue in 2008.  Specifically, the Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena.  The automotive representative was paid 3% for all business in this area in 2008, and will be paid 2% thereafter.  The Company’s remaining agreements with distributors, past or present, pertain to distribution arrangements in foreign countries.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.  The Company has the right to terminate these agreements with foreign distributors without cause.

INTELLECTUAL PROPERTY

John Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 424 trademarks registered in 81 countries around the world and patents in 27 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the fiscal year ended June 30, 2008, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 52% of sales occurred in the first six months of the fiscal year ended June 30, 2008, and 48% of sales occurred in the latter six months of that fiscal year.  Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2008 is not deemed material in relation to net sales during fiscal 2008.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 15,000 retailers and distributors worldwide.  During 2008, the Company’s sales to its largest single customer, Wal-Mart Stores, Inc., were approximately 17% of total gross sales.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income.  The five largest customers of the Company (including Wal-Mart) accounted for approximately 46%, 48% and 47% of total sales in 2008, 2007 and 2006, respectively.

COMPETITION

The Company focuses on the headphone industry.  The acquisition of ADDAX Sound Company in 2003, renamed Bi-Audio, expands the Company’s investment into additional categories of headsets, headphones, and stereophones.  In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The Company’s single product focus is unique in the marketplace.  The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was $981,000 during fiscal year 2008 as compared with $233,000 during fiscal year 2007 and $320,000 during fiscal year 2006.  These activities were conducted by both Company personnel and outside consultants.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During fiscal years 2008, 2007 and 2006, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.

EMPLOYEES

As of June 30, 2008, the Company employed 76 people.  The Company also utilizes temporary personnel to meet seasonal production demands.

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

	2008	2007	2006
From U.S.	$27,800,730	$27,783,812	$35,663,139
From foreign countries	19,142,563	18,418,046	15,228,498
Total Sales	$46,943,293	$46,201,858	$50,891,637

In addition to manufacturing facilities in the United States, the Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea.  These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease, and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  Finished goods inventory is stocked at an average of approximately 90 days demand per item.  Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top eighteen selling models (which represent 75% of the Company’s sales revenue) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.  Finally, an additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea, Iran, and Lebanon.  Three of our largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.

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

REDUCTION IN PRESENT LEVELS OF CASH FLOW COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS

The Company’s primary source of liquidity over the past 12 months has been operating cash flows.  The Company’s future cash flows from operations (on both a short term and long term basis) are dependent upon, but not limited to:

•	the Company’s ability to attract new customers that will sell the Company’s products and pay for them;
•	the Company’s ability to retain the Company’s existing customers at the level of sales previously produced;
•	the volume of sales for these customers;
•	the loss of business of one or more primary customers;
•	changes in types of products that the customers purchase in their sales mix;
•

the volume of royalty income paid to the Company by its licensees based upon the terms of each royalty agreement, including the inability to negotiate favorable royalty arrangements and renew current arrangements with certain existing favorable terms;

•	poor or deteriorating economic conditions which would directly impact the ability of the Company’s customers to remain in business and pay for their products on a timely basis;
•	management’s ability to hold the line on any requests for increases in material or labor cost increases; and
•	the ability to collect in full and in a timely manner, amounts due to the Company.

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

The Company has significant accounts receivable or other amounts due from the Company’s customers.  The accounts receivable balance at the end of the last four quarters averaged approximately $9 million.  Terms of payment for customers generally range from cash in advance to net 90 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers.  An example of such a loss was KMART Corporation.  The Company recorded a loss of approximately $500,000 of which $44,000 was repaid in 2007, $37,000 in 2005 and $312,000 in 2004, when KMART filed for re-organization.  KMART was current with the Company at the time that KMART filed Chapter 11 bankruptcy in January of 2002.  The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

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

COMPANY PROFITS CAN SUFFER FROM INCREASING MANUFACTURING COSTS IN CHINA AS A RESULT OF INCREASED WAGES AND WAGE TAXES

The company uses contract manufacturing facilities in Mainland China.  An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China.  The cost of labor and wage taxes have increased in China which means that the Company is at risk of higher manufacturing coasts associated with goods manufactured in China.  Additionally, in response to inflationary concerns, wages in certain provinces in China have recently increased and may continue to do so in the future.  Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability.

THE COMPANY USES THIRD PARTY CARRIERS TO SHIP OUR PRODUCTS WHICH MAY PASS ON INCREASES IN TRANSPORTAION-RELATED FUEL COST TO THE COMPAN Y WHICH CAN REDUCE PROFIT MARGINS NEGTIVELY IMPACTING PROFITABILITY

The Company uses numerous third party carriers to ship product, both domestically and internationally.  If the price of fuel continues to increase and the carriers choose to pass on these increase to the Company, our freight costs may increase.  As a result, the Company’s freight cost is impacted by changes in fuel prices.  Fuel prices affect freight costs to both our customer’s location and our distribution center.  Increase in fuel prices and surcharges and other factors have increased and may continue to increase freight costs in the future.  This inflationary pressure of higher fuel costs and continued increase in transportation-related fuel costs could have a material adverse effect on the Company’s profit margins and profitability.

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS

The Company is particularly concerned about the consistency of business with several U.S. retailers for the coming year.  The recent increases in interest rates may again cause U.S. retailers to sharply curtail inventory increases in advance of this year’s holiday season.  The Company has already seen some consolidation in product lines, and item elimination, or reductions at several big box retailers this past spring.  The Company also recognizes the struggle that many of the Company’s automobile customers have been reporting in the news, and the potential impact that a reduction in automobile unit sales might have upon our rear seat entertainment products’ for the automotive market in the coming fiscal year.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman, John C. Koss.  On August 15, 2007, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2013 and ending June 30, 2018 under the same terms and conditions.  The lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                  LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither the Company nor its subsidiaries are subject to any material legal proceedings in management’s opinion.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS.  There were approximately 593 record holders of the Company’s common stock as of August 1, 2008.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2006	$25.00	$18.70	$0.13
December 31, 2006	$24.89	$18.90	$0.13
March 31, 2007	$23.86	$20.35	$0.13
June 30, 2007	$20.56	$18.55	$0.13
September 30, 2007	$22.18	$18.58	$0.13
December 31, 2007	$20.39	$17.50	$1.13
March 31, 2008	$19.88	$16.69	$0.13
June 30, 2008	$17.94	$15.51	$0.13

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2008.  On June 16, 2008, the Company announced its quarterly dividend of $0.13 per share for stockholders of record on June 30, 2008.  The dividend was distributed on or around July 15, 2008.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2008)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$0.00	—	$2,184,133
May 1-May 31	753	$16.00	753	$2,172,082
June 1-June 30	161	$16.00	161	$2,169,506

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2008, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,330,494 had been expended through June 30, 2008.

ITEM 6.                  SELECTED FINANCIAL DATA.

	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004
Net sales	$46,943,293	$46,201,858	$50,891,637	$40,286,691	$40,493,211

Income before cumulative effect of accounting change	$4,494,289	$5,156,520	$6,222,191	$4,493,827	$5,448,147
Accounting change	—	—	—	—	(75,875)
Net income	$4,494,289	$5,156,520	$6,222,191	$4,493,827	$5,372,272

Basic earnings per common share:
Before cumulative effect of accounting change	$1.22	$1.40	$1.68	$1.21	$1.45
Accounting change	—	—	—	—	(0.02)
Basic earnings per common share	$1.22	$1.40	$1.68	$1.21	$1.43

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.22	$1.38	$1.63	$1.14	$1.39
Accounting change	—	—	—	—	(0.02)
Diluted earnings per common share	$1.22	$1.38	$1.63	$1.14	$1.37

Total assets	$29,977,007	$29,173,543	$31,441,613	$9,241,491	$25,679,556

Contingently redeemable common stock	—	—	—	—	—

Cash dividends per common share	$1.52	$0.52	$1.52	$0.52	$0.52

See Part II, Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2008, cash provided by operations was $5,337,129, and during fiscal year 2007, cash provided by operations was $4,907,186.  Working capital was $18,547,574 at June 30, 2008 and $19,740,406 at June 30, 2007.  The net decrease in working capital of $1,192,832 from June 30, 2007 represents primarily the net change in accounts receivable, income taxes receivable, accounts payable and dividends payable offset by cash, inventories, deferred income taxes, accrued liabilities and income taxes payable.

Capital expenditures for new property and equipment (including production tooling) were $1,179,344, $426,070, and $921,807, in fiscal years 2008, 2007, and 2006, respectively. Depreciation charges totaled $961,605, $973,802, and $955,166, for the same fiscal years.  Budgeted capital expenditures for fiscal year 2009 are approximately $380,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $23,217,435 at June 30, 2008 from $23,929,624 at June 30, 2007.  The decrease reflects the net effect of net income, dividends declared, purchase of common stock, exercise of stock options and compensation expense recorded for vested stock options granted under SFAS No. 123(R).  On June 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share, for an aggregate of $480,395 payable on July 15, 2008 to stockholders of record on June 30, 2008, which is recorded as dividends payable.

The Company’s credit facility matures on November 1, 2008.  This unsecured credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.25%.  This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage, and leverage ratios.  The maximum leverage of the Company, which consists of the ratio of its total liabilities to its tangible net worth, must not exceed 1.50 to 1.0.  The tangible net worth of the Company must not fall below $12.5 million at any time.  The fixed charge ratio of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its total interest expense, must not be less than 2.10 to 1.0.  The current ratio of the Company, which is the ratio of its current assets to its current liabilities, must exceed 2.50 to 1.0.  The Company has been and is well within these requirements.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2008, June 30, 2007, or June 30, 2006.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $2,000,000 in the stock repurchase program.  As of June 30, 2008, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,330,494 had been expended through June 30, 2008.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.  The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued.  The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration.  The Company has no immediate plans to make an acquisition at this time.

For fiscal year 2008, the Company purchased 63,726 shares of its common stock at an average net price of $20.14 per share, for a total purchase price of $1,283,413.  As of June 30, 2008 the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,000,000 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through June 30, 2008, the Company has purchased a total of 5,470,104 shares for a total gross purchase price of $52,725,254 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,901,511 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

2008 RESULTS OF OPERATIONS COMPARED WITH 2007

Net sales for 2008 were $46,943,293 compared with $46,201,858 in 2007, an increase of $741,435 or 2%.  The sales increase for the fiscal year is linked primarily to a 1% increase in domestic sales, and a gain of sales in Europe which increased 3% from 2007. Gross profit, as a percentage of net sales, was $17,791,502 or 38% in 2008 compared with $17,916,877 or 39% in 2007.

Selling, general, and administrative expenses for 2008 were $10,792,064 compared with $10,066,385 in 2007. This increase was primarily due to research and development expenses in the year.  The Company believes these expenses will be initiatives as investments in our future.

Income from operations was $6,999,438 in 2008 compared with $7,850,492 in 2007, a decrease of $851,054 or 11%.  Interest income was $119,464 in 2008 compared with $169,227 in 2007.  This decrease was primarily due to spending on new product development and a contribution to the Susan G. Komen Foundation for over $350,000 to help find a cure for breast cancer.  The special contribution was based on the creation and sale of two pink stereophone models to raise awareness and research dollars to find a cure for breast cancer.

Royalty income was $291,667 in 2008 compared with $324,996 in 2007, a decrease of 10%. The decrease in royalty income for the twelve month period was primarily a result of lower sales by the Company’s primary licensee.

The provision for income taxes was $2,916,280 and $3,188,195 in 2008 and 2007, respectively.  The effective tax rate was 39% in 2008 and 38% in 2007.

2007 RESULTS OF OPERATIONS COMPARED WITH 2006

Net sales for 2007 were $46,201,858 compared with $50,891,637 in 2006, a decrease of $4,689,779 or 9%.  The sales decline for the fiscal year 2007 was linked primarily to U.S. car manufactures who reduced production of their models which feature our rear seat entertainment wireless stereophones as part of the car’s original equipment. This loss was offset by a gain of sales in Europe which increased 27% from 2006. Gross profit, as a percentage of net sales, was $17,916,877 or 39% in 2007 compared with $19,796,260 or 39% in 2006.

Selling, general, and administrative expenses for 2007 were $10,066,385 compared with $10,063,871 in 2006.

Income from operations was $7,850,492 in 2007 compared with $9,732,389 in 2006, a decrease of 19%.  Interest income was $169,227 in 2007 compared with $169,047 in 2006.  The decrease in income from operations is due to the decline in net sales in 2007 compared to 2006.

Royalty income was $324,996 in 2007 compared with $341,918 in 2006, a decrease of 5%. The decrease in royalty income for the twelve month period was primarily a result of lower sales by the Company’s primary licensee.

The provision for income taxes was $3,188,195 and $4,021,163 in 2007 and 2006, respectively.  The effective tax rate was 38% in 2007 and 39% in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet” arrangements.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

The Company has the following long term lease obligations as of June 30, 2008:

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

In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70.  After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not.  The Chairman has turned 70.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company had a deferred compensation liability of $400,000 recorded as of June 30, 2008 and June 30, 2007 for this arrangement.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2008, approximately 99% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  Our customers may cancel their orders or change purchase volumes.  Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  The Company continues to use the same techniques to value inventory as have been used in the past.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation is effective for fiscal years beginning after December 15, 2006.

On July 1, 2007, the Company adopted FIN 48, which prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50% likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 was to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 by the Company on July 1, 2007 had no impact on the Company’s opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements and, at this time, we do not expect FIN 48 to have a material impact on our Consolidated Financial Statements in the future. In the U.S., the Company’s federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open.

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

Consolidated financial statements of the Company at June 30, 2008 and 2007 and for each of the three years in the period ended June 30, 2008 and the notes thereto, and the report of independent auditors thereon are set forth on pages 22 to 36.

Selected unaudited quarterly financial data is as follows:

	Quarter
2008	First	Second	Third	Fourth
Net sales	$12,637,606	$12,099,397	$10,003,648	$12,202,642
Gross profit	4,791,980	4,324,375	3,565,124	5,110,023
Net income	1,335,674	1,246,552	647,997	1,264,066

Basic earnings per common share:	$0.36	$0.34	$0.18	$0.34

Diluted earnings per common share:	$0.36	$0.34	$0.18	$0.34

	Quarter
2007	First	Second	Third	Fourth
Net sales	$13,325,099	$12,222,584	$9,601,291	$11,052,884
Gross profit	5,595,544	4,410,565	3,602,568	4,308,200
Net income	1,693,680	1,283,758	753,134	1,425,948

Basic earnings per common share:	$0.46	$0.35	$0.20	$0.39

Diluted earnings per common share:	$0.45	$0.34	$0.20	$0.38

(1)          Due to the use of weighted-average shares outstanding each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this report, has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Internal Controls.  The Company’s management, including its Chief Executive Officer/Chief Financial Officer, is responsible for establishing and maintaining adequate internal control of financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and designing such internal control to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of June 20, 2008.  Based on this assessment, the Company’s management, including its Chief Executive Officer/Chief Financial Officer, believes that as of June 30, 2008, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in “internal Control-Integrated Framework.”  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORTATE GOVERNANCE.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS” Sections on “Information As To Nominees,” “Board Committees,” “Independence of the Board,” “Code of Ethics,” “Executive Officers,” and “Beneficial Ownership of Company Securities” contained in the Koss Corporation Proxy Statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which 2008 Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS” sections of the 2008 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2008 Proxy Statement.

Equity Compensation Plan Information.  The table set forth below provides certain information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year ended June 30, 2008, under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	561,654	$21.49	898,475
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	561,654	$21.49	898,475

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS”               sections of the 2008 Proxy Statements on “Independence of the Board” and “Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the principal accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2008 Proxy Statement.

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

3.             Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Koss Corporation

We have audited the accompanying consolidated balance sheets of Koss Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Milwaukee, Wisconsin

August 22, 2008

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2008	2007	2006
Net sales	$46,943,293	$46,201,858	$50,891,637
Cost of goods sold	29,151,791	28,284,981	31,095,377
Gross profit	17,791,502	17,916,877	19,796,260
Selling, general, and administrative expense	10,792,064	10,066,385	10,063,871
Income from operations	6,999,438	7,850,492	9,732,389
Other income (expense):
Royalty income	291,667	324,996	341,918
Interest income	119,464	169,227	169,047
Interest expense	—	—	—
Income before income tax provision	7,410,569	8,344,715	10,243,354
Provision for income taxes	2,916,280	3,188,195	4,021,163
Net income	$4,494,289	$5,156,520	$6,222,191
Earnings per common share:
Basic	$1.22	$1.40	$1.68
Diluted	$1.22	$1.38	$1.63

Dividends per common share	$1.52	$0.52	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2008	2007
ASSETS
Current Assets:
Cash	$3,322,873	$4,187,682
Accounts receivable, less allowances of $900,704 and $958,868, respectively	10,148,646	7,938,913
Inventories	9,374,344	9,923,544
Prepaid expenses	504,806	403,983
Deferred income taxes	783,995	1,124,799
Income taxes receivable	—	291,251
Total current assets	24,134,664	23,870,172
Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,766,842	1,748,816
Machinery, equipment, furniture, and fixtures	2,488,657	2,464,050
Tools, dies, molds, and patterns	9,605,720	11,656,951
	13,861,219	15,869,817
Less—accumulated depreciation	11,114,852	13,302,678
	2,746,367	2,567,139
Deferred Income Taxes	1,066,853	423,928
Other Assets	2,029,123	2,312,304
	$29,977,007	$29,173,543

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$2,950,721	$1,371,152
Accrued liabilities	1,808,467	2,282,155
Dividends payable	480,395	476,459
Income taxes payable	347,507	—
Total current liabilities	5,587,090	4,129,766
Deferred Compensation	1,047,482	989,153
Derivative Liability	125,000	125,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,695,351 and 3,665,069 shares, respectively	1,649,408	1,104,200
Retained earnings	21,568,027	22,825,424
Total Stockholders’ Investment	23,217,435	23,929,624
	$29,977,007	$29,173,543

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,494,289	$5,156,520	$6,222,191
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(58,164)	(222,491)	572,688
(Gain) loss on disposal	(149,775)	—	116
Depreciation and amortization	961,605	973,802	955,166
Stock compensation expense	545,052	562,680	523,194
Deferred income taxes	(302,121)	489,643	(864,999)
Cash surrender value	(193,533)	(181,787)	(169,181)
Deferred compensation	58,329	(3,677)	31,665
Net changes in operating assets and liabilities (see note 8)	(18,553)	(1,867,504)	(1,444,503)
Net cash provided by operating activities	5,337,129	4,907,186	5,826,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	25,000	250,000	—
Proceeds from sale of certain Bi-Audio assets	700,000	—	—
Acquisition of equipment and leasehold improvements	(1,179,344)	(426,070)	(921,807)
Net cash used in investing activities	(454,344)	(176,070)	(921,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of non-qualified stock options	(286,200)	288,630	691,660
Dividends paid to stockholders	(5,591,850)	(5,641,556)	(1,932,483)
Purchase of common stock	(1,283,413)	(1,837,655)	(6,605,451)
Exercise of stock options	1,413,869	500,566	3,869,626
Net cash used in financing activities	(5,747,594)	(6,690,014)	(3,976,648)
Net (decrease) increase in cash	(864,809)	(1,958,898)	927,882
Cash at beginning of period	4,187,682	6,146,580	5,218,698
Cash at end of period	$3,322,873	$4,187,682	$6,146,580

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Retained
	Shares	Amount	Earnings
Balance, June 30, 2005	3,745,525	$18,728	$22,102,514
Net income	—	—	6,222,191
Dividends declared	—	—	(5,648,156)
Stock compensation expense	—	523,194	—
Exercise of stock options	220,906	1,104	4,561,426
Purchase and retirement of treasury stock	(248,857)	(1,244)	(6,605,451)
Balance, June 30, 2006	3,717,574	541,782	20,632,524
Net income	—	—	5,156,520
Dividends declared	—	—	(1,915,424)
Stock compensation expense	—	562,680	—
Tax impact of stock options	—	—	288,631
Exercise of stock options	30,932	155	500,411
Purchase and retirement of treasury stock	(83,437)	(417)	(1,837,238)
Balance, June 30, 2007	3,665,069	1,104,200	22,825,424
Net income	—	—	4,494,289
Dividends declared	—	—	(5,595,786)
Stock compensation expense	—	545,052	—
Tax impact of stock options	—	—	(286,356)
Exercise of stock options	94,008	470	1,413,869
Purchase and retirement of treasury stock	(63,726)	(314)	(1,283,413)
Balance, June 30, 2008	3,695,351	$1,649,408	$21,568,027

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ACCOUNTING POLICIES

NATURE OF BUSINESS—The Company reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories.  The percentage of total revenues related to this central business line over the past three fiscal years was 100% for each year.  The Company leases its main plant and offices in Milwaukee, Wisconsin.  In addition, the Company has more than 300 domestic dealers and its products are carried in approximately 13,400 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has two subsidiaries:  Bi-Audio and Koss Classics. During the fourth quarter the Company sold certain assets of Bi-Audio to a third party for $700,000 in cash.  A gain of approximately $150,000 was recognized on the sale of these assets

CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products.  The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label.  The Company grants credit to its domestic and international customers based on the extension of credit from 30 to 90 days, depending on the customer.  Collection is dependent on the retailing industry economy.  International customers outside of Canada are sold on a cash against documents or letter of credit basis.  Approximately 31% and 27% of the Company’s accounts receivable at June 30, 2008 and 2007, respectively, were foreign receivables.

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

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Accounts Written off*	Balance at End Year
2008	$958,868	$—	$58,164	$900,704
2007	1,181,359	(76,955)	299,446	958,868
2006	608,671	(596,563)	23,875	1,181,359

*Represents charges against the allowance, net of recoveries.

INVENTORIES—As of June 30, 2008, approximately 99% of the Company’s inventory was valued at the lower of last-in, first-out (LIFO) cost or market.  If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,218,866 and $1,258,954 higher than reported at June 30, 2008 and 2007, respectively.  The Company did not maintain any work-in-process inventories at June 30, 2008 and June 30, 2007.

The components of inventories at June 30 are as follows:

	2008	2007
Raw materials	$3,722,062	$2,759,437
Finished goods	5,652,282	7,164,107
Total	$9,374,344	$9,923,544

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

RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $981,000 in 2008, $233,000 in 2007, and $320,000 in 2006.

SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

ADVERTISING COSTS—Advertising costs included within selling, general, and administrative expenses in the accompanying consolidated statements of income were $228,000 in 2008, $570,000 in 2007, and $80,000 in 2006.  Such costs are expensed as incurred.

INVESTMENTS—Included in “Other Assets” of $2,029,123 in 2008 and $2,312,304 in 2007, is approximately $100,000 of Israel government bonds with maturity dates ranging from October 2008 to July 2009.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

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

NEW ACCOUNTING PRONOUNCEMENTS—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation is effective for fiscal years beginning after December 15, 2006.

On July 1, 2007, the Company adopted FIN 48, which prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50% likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN 48 was to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 by the Company on July 1, 2007 had no impact on the Company’s opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements and, at this time, we do not expect FIN 48 to have a material impact on our Consolidated Financial Statements in the future. The Company’s federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open.  Interest and penalties associated with income taxes are reflected in the income tax provision.  Currently, the Company has no interest or penalties recognized to date.

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

2.                                       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding.  The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2008, 2007, and 2006, were 3,684,256, 3,688,348, and 3,710,975, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.  Common stock equivalents of 11,213, 59,055, and 112,873, related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

3.                                       CREDIT FACILITY

The Company amended its existing credit facility in November 2003, extending the maturity date of the unsecured line of credit to November 1, 2008.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.25%.  This credit facility includes certain financial covenants, which require the Company to maintain a minimum tangible net worth, and specified current, interest coverage, and leverage ratios.  There were no borrowings under this credit facility at June 30, 2008 or 2007.

4.                                       STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of July 31, 2008, there are 898,475 options available for future grants.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2008, there was approximately $1,177,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 2.03 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises was approximately $1,414,000, $501,000 and $3,870,000 during 2008, 2007 and 2006, respectively. The income tax benefits from stock option exercises was approximately ($287,000), $289,000, and $692,000 during 2008, 2007 and 2006, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected stock price volatility	35.00%	35.00%	35.00%
Risk free interest rate	2.90%	4.60%	3.69%
Expected dividend yield	2.27%	2.27%	2.27%
Expected forfeitures	1.50%	1.50%	1.50%
Expected life of options	4.7 years	4.6 years	4.21 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2005	765,000	$5.10-$24.21	$18.87
Granted	135,000	$17.38-$28.80	$24.21
Forfeited	(87,500)	$15.75-$22.01	$18.82
Exercised	(220,906)	$4.42-$22.01	$17.52
Shares under option at June 30, 2006	591,594	$5.38-$28.80	$20.60
Granted	80,000	$19.47-$21.42	$20.93
Forfeited	(55,000)	$18.48	$18.48
Exercised	(30,932)	$5.42-$16.80	$16.18
Shares under option at June 30, 2007	585,662	$5.38-$28.80	$21.08
Granted	110,000	$15.51-$17.06	$16.78
Forfeited	(40,000)	$17.32	$17.32
Exercised	(94,008)	$5.38-$17.38	$15.04
Shares under option at June 30, 2008	561,654	$15.51-$28.80	$21.49

The range of options as of June 30, 2008 is as follows:

Range of Exercise Prices	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (In Years)
$15.51 - $19.47	219,654 / 76,904	$17.37 / $17.57	5.0
$21.42 - $28.80	342,000 / 239,000	$24.14 / $24.11	3.2
	561,654 / 315,904	$21.49 / $22.52

Options granted at a price greater than the market value on the date of grant included above total 110,000 options at weighted-average exercise price of $16.78 in 2008, 80,000 options at weighted-average exercise price of $20.93 in 2007, 135,000 options at weighted-average exercise price of $24.21 in 2006.

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

The fair value of the written put option at June 30, 2008 and 2007 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2008, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,330,494 had been expended through June 30, 2008. The Company repurchased 63,723 shares for $1,283,413 in 2008, 83,437 shares for $1,837,655 in 2007, and 248,857 shares for $6,605,451 in 2006.

5.                                       INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The provision for income taxes in 2008, 2007, and 2006 consists of the following:

Year Ended June 30,	2008	2007	2006
Current:
Federal	$2,884,452	$2,210,552	$3,843,000
State	333,949	488,000	650,000
Deferred	(302,121)	489,643	(471,837)
	$2,916,280	$3,188,195	$4,021,163

The 2008, 2007, and 2006 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2008	2007	2006
Federal income tax at statutory rate	$2,572,070	$2,837,203	$3,487,523
State income taxes, net of federal tax
Benefit	319,913	283,163	592,732
Other	24,297	67,829	(59,092)
Total provision for income taxes	$2,916,280	$3,188,195	$4,021,163

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2008	2007
Deferred Income Tax Assets:
Deferred compensation	$388,000	$157,000
Accrued expenses and reserves	386,000	680,000
SFAS No. 123(R) expense	603,000	426,000
Package design and trademarks	123,000	231,000
Other	488,000	244,000
	1,988,000	1,738,000
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(111,000)	(189,000)
Other	(26,000)	—
Net deferred income tax asset	$1,851,000	$1,549,000

Deferred tax assets as presented on the consolidated balance sheets:

	2008	2007
Current deferred tax assets	$784,000	$1,125,000
Long-term deferred tax assets	1,067,000	424,000
Net deferred tax assets	$1,851,000	$1,549,000

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and as such the Company has recorded the full value of such expected benefits.

6.             INTANGIBLE ASSETS

A summary of intangibles included in other assets in the accompanying consolidated balance sheets as of June 30, 2008 and 2007 and their respective estimated useful lives are as follows:

	2008	2007	Estimated useful lives

Patents	$—	$710,291	10 years
Customer lists and other	188,811	188,811	10 years
	188,811	899,102
Less accumulated amortization	(188,811)	(449,102)
	$—	$450,000

As discussed in Note 1, certain assets of Bi-Audio were sold including the patent previously reflected in other assets.

7.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2008	2007
Employee compensation	$308,118	$309,749
Cooperative advertising and promotion allowances	740,064	1,318,871
Payroll taxes and other employee benefits	175,281	177,538
Other	585,004	475,997
	$1,808,467	$2,282,155

8.                                       ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2008	2007	2006
Accounts receivable	$(2,151,569)	$(896,570)	$1,371,428
Inventories	489,200	599,061	(2,926,802)
Prepaid expenses	(100,823)	14,835	711,121
Income taxes	638,758	(1,218,779)	234,990
Accounts payable	1,579,569	(499,104)	(1,142,480)
Accrued liabilities	(473,688)	133,053	307,240
Net change	$(18,533)	$(1,867,504)	$(1,444,503)

	2008	2007	2006
Net cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$2,215,285	$3,688,000	$3,905,000

9.                                       EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such contributions approximated $100,000 in 2008, $59,000 in 2007, and $50,000 in 2006.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For calendar years 2006, 2005, and 2004, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation.  Vesting of Company contributions occurs immediately.  Company contributions were approximately $374,000, $327,000, and $354,000 during 2008, 2007, and 2006.

10.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company has a deferred compensation liability of $400,000 recorded as of June 30, 2008 and 2007.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $647,482 and $589,152 recorded as of June 30, 2008 and 2007, respectively.

11.                                 INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.

The Company’s export sales amounted to $21,578,824, during 2008, $20,108,725 during 2007, and $15,228,498 during 2006.

Sales during 2008, 2007 and 2006 to the Company’s five largest customers represented approximately 46%, 48% and 47% of the Company’s total sales, respectively.  Included in these percentages, sales to a single customer represented approximately 17%, 14%, and 13%, of the Company’s total sales during 2008, 2007, and 2006, respectively.  These customers generally are large, national retailers.

12.                                 COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman.  On May 28, 2003, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2008 and ending June 30, 2013 under the same terms and conditions.  The lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  Total rent expense, which includes this lease, approximated $416,000 in 2008, $416,000 in 2007, and $416,000 in 2006.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: August 25, 2008
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: August 25, 2008
Sujata Sachdeva
Vice President - Finance
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2008.

/s/ John C. Koss	/s/ Michael J. Koss
John C. Koss, Director	Michael J. Koss, Director

/s/ Lawrence S. Mattson
Lawrence S. Mattson, Director

/s/ Thomas L. Doerr
Thomas L. Doerr, Director

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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.

21	List of Subsidiaries of Koss Corporation*

23.1	Consent of Grant Thornton LLP*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer*

32	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer**

*	Filed herewith
**	Furnished herewith