Form 10-Q
period 2008-09-30
KOSS CORP
filed 2008-11-14
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes ☐ No ☒

At November 3, 2008, there were 3,695,351 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES
FORM 10-Q

September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current Assets:
Cash	$4,085,018	$3,322,873
Accounts receivable	7,933,148	10,148,646
Inventories	9,496,223	9,374,344
Deferred income taxes	783,995	783,995
Other current assets	981,472	504,806
Total current assets	23,279,856	24,134,664

Property and equipment, net	3,397,960	2,746,367
Deferred income taxes	1,066,853	1,066,853
Other assets	2,029,123	2,029,123
	$29,773,792	$29,977,007

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,652,131	$2,950,721
Accrued liabilities	1,718,139	1,808,467
Dividends payable	480,395	480,395
Income tax payable	—	347,507
Total current liabilities	4,850,665	5,587,090

Deferred compensation	1,047,482	1,047,482
Derivative liability	125,000	125,000
Stockholders’ investment	23,750,645	23,217,435
	$29,773,792	$29,977,007

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,	2008	2007

Net sales	$11,486,034	$12,637,606
Cost of goods sold	7,085,574	7,845,626
Gross profit	4,400,460	4,791,980
Selling, general and administrative expense	2,998,527	2,784,026
Income from operations	1,401,933	2,007,954
Other income (expense)
Royalty income	58,333	131,250
Interest income	14,053	50,440
Income before income tax provision	1,474,319	2,189,644
Provision for income taxes	560,555	853,970
Net income	$913,764	$1,335,674

Earnings per common share:
Basic earnings per common share	$0.25	$0.36
Diluted earnings per common share	$0.25	$0.36

Dividends per common share	$0.13	$0.13

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended September 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$913,764	$1,335,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,899	281,096
Net changes in operating assets and liabilities	980,370	793,722

Net cash provided by operating activities	2,184,033	2,410,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(941,493)	(244,342)
Net cash used in investing activities	(941,493)	(244,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(480,395)	(476,459)
Purchase of common stock	—	(1,039,204)
Exercise of stock options	—	1,113,335
Net cash used in financing activities	(480,395)	(402,328)
Net increase in cash	762,145	1,763,822
Cash at beginning of period	3,322,873	4,187,682
Cash at end of period	$4,085,018	$5,951,504

See accompanying notes.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)

1.                                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  The condensed balance sheet as of June 30, 2008 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared in a consistent manner.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.  The income from operations for the quarter ended September 30, 2008 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2008 Annual Report on Form 10-K.

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending September 30, 2008 and 2007 were 3,695,351 and 3,670,782, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method. For the quarter ended September 30, 2008 there were no common stock equivalents related to stock option grants included in the computation of the average number of shares outstanding for diluted earning per common share.  For the quarter ended September 30, 2007 there were 29,191 common stock equivalents.

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

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was approximately $267,000 as of September 30, 2008.  The liability does not include an amount for accrued penalties.   We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no material change in the amount of unrecognized tax benefits during the first three months ended September 30, 2008.

4.                                       INVENTORIES

The classification of inventories is as follows:

	September 30, 2008	June 30, 2008

Raw materials and work in process	$3,810,438	$2,131,352
Finished goods	6,904,651	8,461,858
	10,715,089	10,593,210
LIFO reserve	(1,218,866)	(1,218,866)
	$9,496,223	$9,374,344

5.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate (only upon the election of the estate) in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at September 30, 2008, was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At September 30, 2008, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.                                       DIVIDENDS DECLARED

On September 15, 2008, the Company declared a quarterly cash dividend of $0.13 per share for stockholders of record on September 30, 2008 to be paid October 15, 2008.  Such dividend payable has been recorded at September 30, 2008.

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

A summary of stock option activity under the plan for the three months ended September 30, 2008 is as follows:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2008	561,654	$15.51-$28.80	$21.49
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Shares under option at September 30, 2008	561,654	$15.51-$28.80	$21.49

The range of options as of September 30, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining
Range of	Number of Options	Exercise Price	Contractual Life (In
Exercise Prices	Outstanding/Exercisable	Outstanding/Exercisable	Years)
$15.51- $19.47	219,654 / 76,904	$17.37 / $17.57	1.6
$21.42 - $24.11	262,000 / 201,000	$22.92 / $23.32	2.0
$26.18 - $28.80	80,000 / 38,000	$28.15 / $28.25	4.1
	561,654 / 315,904	$21.49 / $26.79

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the quarter ended September 30, 2008 amounted to $2,184,033.  This was a result of net income for the period adjusted for changes in operating assets and current liabilities.

Capital expenditures for new equipment (including production tooling) were $941,493 for the quarter.  Capital expenditures for fiscal year 2009 are expected to be approximately $3.8 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $23,915,766 at September 30, 2008, from $223,217,435 at June 30, 2008.  The increase reflects net income offset by dividends declared.

The Company amended its existing credit facility in November 2008, extending the maturity date of the unsecured line of credit to November 1, 2009, and expects to extend it to November 1, 2009 in the current quarter.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current interest coverage, and leverage ratios, with which the Company is currently in compliance.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility during the quarter ended September 30, 2008.

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

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2008.

From the commencement of the Company’s stock repurchase program through September 30, 2008, the Company has purchased a total of 5,470,104 shares for a total gross purchase price of $52,725,254 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,901,511 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases for the quarter ended September 30, 2008.

Results of Operations

Net sales for the first quarter ended September 30, 2008 decreased by 9% to $11,486,034 compared with $12,637,606 for the same period in 2007.  The decrease is primarily attributable to the result of soft U.S. retail sales.

Gross profit as a percent of net sales was 38% for the quarter ended September 30, 2008 and 38% for the quarter ended September 30, 2007.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $2,998,527 or 26% of net sales, compared to $2,784,026 or 22% of net sales for the same period in 2007.  This is a result of the Company’s increased spending in research and development.

For the first quarter ended September 30, 2008, income from operations was $1,401,933 versus $2,007,954 for the same period in the prior year, a 30% decrease.  Net income for the quarter fell by 32% to $913,764 from $1,335,674 for the same period in 2007.  The decreases in income from operations and net income are primarily due to the result of soft U.S. retail sales.

Royalty income for the quarter ended September 30, 2008 was $58,333, compared with $131,250 for the quarter ended September 30, 2007.

Interest income for the quarter was $14,053 as compared to $50,440 for the same quarter in 2007.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes was $560,555 and $853,970 for the quarters ended September 30, 2008 and 2007, respectively.  The effective tax rate was 39% for each quarter.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Financial Accounting Pronouncements

There are no new accounting pronouncements which would have a material impact on the Company.

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

Item 4T.  Controls and Procedures.

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

PART II
OTHER INFORMATION

Item 1A.                                                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended September 30, 2008, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2008)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 – July 31	—	$0.00	—	$2,169,506

August 1 – August 31	—	$0.00	—	$2,169,506

September 1 – September 30	—	$0.00	—	$2,169,506

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,330,494 had been expended through September 30, 2008.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

(a)           On October 8, 2008, an Annual Meeting of Stockholders was held.

(b)           Proxies for the election of directors were solicited pursuant to Regulation 14.  There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)           There were 3,695,351 shares of common stock eligible to vote at the Annual Meeting, of which 3,554,191 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum.  The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2009:

John C. Koss	3,541,461	12,730	0
Thomas L. Doerr	3,541,203	12,988	0
Michael J. Koss	3,539,987	14,204	0
Lawrence S. Mattson	3,540,081	14,110	0
Theodore H. Nixon	3,541,206	12,985	0
John J. Stollenwerk	3,539,381	14,810	0

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2009	3,550,587	2,156	1,448	0

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

KOSS CORPORATION

Date:	November 14, 2008	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer and
Chief Financial Officer

Date:	November 14, 2008	/s/ Sujata Sachdeva
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