Form 10-Q
period 2008-12-31
KOSS CORP
filed 2009-02-12
CIK 56701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes☐ No☒

At February 2, 2009, there were 3,691,353 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash	$3,890,135	$3,322,873
Accounts receivable	7,810,260	10,148,646
Inventories	11,092,388	9,374,344
Deferred income taxes	783,995	783,995
Income tax receivable	76,163	—
Other current assets	1,096,585	504,806
Total current assets	24,749,526	24,134,664

Property and equipment, net	3,591,852	2,746,367
Deferred income taxes	1,066,853	1,066,853
Other assets	1,954,123	2,029,123
Total Assets	$31,362,354	$29,977,007

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,584,882	$2,950,721
Accrued liabilities	1,473,949	1,808,467
Dividends payable	479,920	480,395
Income tax payable	—	347,507
Total current liabilities	6,538,751	5,587,090

Deferred compensation	1,047,482	1,047,482
Derivative liability	125,000	125,000
Stockholders’ investment	23,651,121	23,217,435
Total Liabilities & Stockholders’ Investments	$31,362,354	$29,977,007

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Six Months
Period Ended December 31	2008	2007	2008	2007
Net Sales	$10,287,595	$12,099,397	$21,773,629	$24,737,003
Cost of goods sold	6,804,711	7,775,022	13,890,285	15,620,648
Gross Profit	3,482,884	4,324,375	7,883,344	9,116,355
Selling general and administrative expense	2,956,099	2,371,276	5,954,626	5,155,302
Income from operations	526,785	1,953,099	1,928,718	3,961,053
Other income (expense)
Royalty income	—	43,750	58,333	175,000
Interest income	1,446	46,751	15,499	97,191
Interest expense	—	—	—	—

Income before income tax provision	528,231	2,043,600	2,002,550	4,233,244
Provision for income taxes	205,777	797,048	766,332	1,651,018
Net Income	$322,454	$1,246,552	$1,236,218	$2,582,226
Earnings per common share:
Basic	$0.09	$0.34	$0.34	$0.70
Diluted	$0.09	$0.34	$0.34	$0.70
Dividends per common share	$0.13	$1.13	$0.26	$1.26

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,236,218	$2,582,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,847	562,192
Stock compensation expense	199,989	272,526
Net changes in operating assets and liabilities	980,390	368,672
Net cash provided by operating activities	2,892,444	3,785,616
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(1,322,810)	(363,302)
Net cash used in investing activities	(1,322,810)	(363,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(960,315)	(4,634,875)
Purchase of common stock	(42,057)	(1,268,786)
Exercise of stock options	—	1,317,862
Net cash used in financing Activities	(1,002,372)	(4,585,799)
Net decrease in cash	567,262	(1,163,485)
Cash at beginning of period	3,322,873	4,187,682
Cash at end of period	$3,890,135	$3,024,197

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

1.                                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and six months ended December 31, 2008 is not necessarily indicative of the operating results for the full year.

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

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending December 31, 2008 and 2007 were 3,693,756 and 3,674,516, respectively.  For the six months ended December 31, 2008 and 2007, weighted average number of common shares outstanding were 3,694,553 and 3,672,664, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  For the quarter ended December 31, 2008 there were no common stock equivalents related to stock option grants included in the computation of the average number of shares outstanding for diluted earning per common share as inclusion would have been anti-dilutive.  For the quarter ended December 31, 2007 there were 19,677 common stock equivalents.  For the six months ended December 31, 2008 there were no common stock equivalents related to stock option grants included in the computation of the average number of shares outstanding for diluted earning per common share.  For the six months ended December 31, 2007 there were 22,293 common stock equivalents.

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

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was approximately $267,000 as of December 31, 2008.  The liability does not include an amount for accrued penalties.   We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.

There was no change in the amount of unrecognized tax benefits during the first six months ended December 31, 2008.

4.                                       INVENTORIES

The classification of inventories is as follows:

	December 31, 2008	June 30, 2008
Raw materials and work in process	$3,443,122	$4,212,089
Finished goods	8,868,132	6,381,121
	12,311,254	10,593,210
LIFO reserve	(1,218,866)	(1,218,866)
	$11,092,388	$9,374,344

5.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at December 31, 2008 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At December 31, 2008 and June 30, 2008, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.             DIVIDENDS DECLARED

On December 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share for the stockholders of record on December 31, 2008 to be paid January 15, 2009.  Such dividend payable has been recorded at December 31, 2008.

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

A summary of stock option activity under the plan for the six months ended December 31, 2008 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share	Average Exercise Price
Balance, July 30, 2008	561,654	$15.51-$28.80	$21.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, December 31, 2008	561,654	$15.51-$28.80	$21.49

The range of options as of December 31, 2008 is as follows:

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$15.51-$19.47	219,654 / 76,904	$17.37 / $17.57	1.4
$21.42-$24.11	262,000 / 201,000	$22.92 / $23.32	1.6
$26.18-$28.80	80,000 / 38,000	$28.15 / $28.25	3.7
	561,654 / 315,904	$21.49 / $26.79

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the six months ended December 31, 2008 amounted to $2,892,444. This was a result of net income for the period adjusted for changes in operating assets and   current liabilities, which arose primarily out of increases in other current assets, accrued liabilities, and accounts payable.

Capital expenditures for new equipment (including production tooling) were $1,322,810 for the six months ended December 31, 2008.  Capital expenditures for fiscal year 2009 are expected to be approximately $3.8 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment decreased to $23,651,121 at December 31, 2008, from $23,217,435 at June 30, 2008.  The net decrease reflects net income and exercise of stock options offset by the effect of the purchase and retirement of common stock and dividends declared.

The Company amended its existing credit facility in November 2008, extending the maturity date of the unsecured line of credit to November 1, 2009.  This credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital purposes or for the purchase of its own common stock pursuant to the Company’s common stock repurchase program.  Borrowings under this credit facility bear interest at the bank’s prime rate, or LIBOR plus 1.75%.  This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth and specified current, interest coverage and leverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at December 31, 2008 or June 30, 2008.  The Company did not utilize the credit facility during the quarter or six months ended December 31, 2008.

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

For the quarter ended December 31, 2008, the Company purchased 3,830 shares of its common stock at an average net price of $10.98 per share, for a total net purchase price of $42,057. For the six months ended December 31, 2008, the Company purchased 3,830 shares of its common stock at an average net price of $10.98 per share, for a total net purchase price of $42,057.

From the commencement of the Company’s stock repurchase program through December 31, 2008, the Company has purchased a total of 5,473,934 shares for a total gross purchase price of $52,767,311 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,943,568 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  On November 3, 2008, the Company contributed $30,000 to ESOP.

Results of Operations

Net sales for the second quarter ended December 31, 2008 declined by 15% to $10,287,595 from $12,099,397 for the same period in 2007.  Net sales for the six months ended December 31, 2008 declined by 12% to $21,773,629 from $24,797,003 for the same period in 2007.  The decrease is primarily the result of soft U.S. retail sales.

Gross profit as a percent of net sales was 34% for the quarter ended December 31, 2008 compared to 36% for the same period in the prior year.  For the six months ended December 31, 2008 the gross profit percentage was 36% compared to 37% for the same period in the prior year. The decrease in gross profit for the six months ended December 31, 2008 was primarily due to a less profitable model mix sold in that period.

Selling, general and administrative expenses for the quarter ended December 31, 2008 were $2,956,099 or 29% of net sales, compared to $2,371,276 or 20% of net sales for the same period in 2007.  For the six month period ended December 31, 2008, these expenses were $5,954,626 or 27% of net sales, compared to $5,155,302 or 21% of net sales, for the same period in 2007.  This increase is due to extra costs incurred related to engineering, research development and marketing.

For the quarter ended December 31, 2008, income from operations was $526,785 compared to $1,953,099 for the same period in the prior year.  Income from operations for the six months ended December 31, 2008 was $1,928,718 compared to $3,961,053 for the same period in 2007, a 51% decrease.  Income from operations decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2008.

For the quarter ended December 31, 2008, net income decreased 74% to $322,454 from $1,246,552 for the same period in 2007.  Net income for the six months ended December 31, 2008, decreased 52% from $2,582,226 in 2007 to $1,236,218 in 2008.  Net income decreased primarily as a result of decreased net sales for the quarter and six months ended December 31, 2008.

Royalty income for the quarter ended December 31, 2008 was zero compared to $43,750 for the quarter ended December 31, 2007.  For the six month period ended December 31, 2008, royalty income was $58,333  compared to $175,000 for the period ended December 31, 2007.

Interest income for the quarter was $1,446 compared to $46,751 for the same quarter in 2007.  For the six month period ended December 31, 2008, interest income was $15,499, compared to $97,191, for the same period in the prior year.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes for the quarter ended December 31, 2008, was $205,777 compared to $797,048 for the same period last year.  For the six months ended December 31, 2008, the provision for income taxes was $766,332 compared with $1,651,018 for the same period last year.  The effective tax rate was 39% for each of the quarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility used for working capital purposes and stock repurchases as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

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

Item 2                                                              Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended December 31, 2008, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2008)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

October 1 — October 31	0	$0.00	0	$2,169,506

November 1 — November 30	2,559	$11.35	0	$2,140,451

December 1 — December 31	1,271	$10.23	0	$2,127,449

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,372,551 had been expended through December 31, 2008.

Item 4                                                              Submission of Matters to Vote of Security Holders

(a)                                  On October 8, 2008 an Annual Meeting of Stockholders was held.

(b)                                 Proxies for the election of directors were solicited pursuant to Regulation 14A.  There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

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

KOSS CORPORATION

Date: February 12, 2009	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: February 12, 2009	/s/ Sue Sachdeva
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