Form 10-Q
period 2009-03-31
KOSS CORP
filed 2009-05-08
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes☐ No☒

At May 01, 2009, there were 3,691,353 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash	$2,627,275	$3,322,873
Accounts receivable	7,539,157	10,148,646
Inventories	10,571,212	9,374,344
Deferred income taxes	783,995	783,995
Other current assets	508,382	504,806
Total current assets	22,030,021	24,134,664
Property and equipment, net	3,899,537	2,746,367
Deferred income taxes	1,066,853	1,066,853
Other assets	1,954,124	2,029,123
Total Assets	$28,950,535	$29,977,007

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,801,506	$2,950,721
Accrued liabilities	1,077,326	1,808,467
Dividends payable	479,876	480,395
Income tax payable	11,896	347,507
Total current liabilities	4,370,604	5,587,090
Deferred compensation	1,047,482	1,047,482
Derivative liability	125,000	125,000
Stockholders’ investment	23,407,449	23,217,435
Total Liabilities & Stockholders’ Investments	$28,950,535	$29,977,007

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
Period Ended March 31	2009	2008	2009	2008
Net sales	$8,145,930	$10,003,648	$29,919,559	$34,740,651
Cost of goods sold	5,531,938	6,438,524	19,422,223	22,059,172
Gross profit	2,613,992	3,565,124	10,497,336	12,681,479
Selling, general and administrative expense	2,388,169	2,602,122	8,342,795	7,757,424
Income from operations	225,823	963,002	2,154,541	4,924,055
Other income
Royalty income	—	87,501	58,333	262,501
Interest income	2	11,929	15,501	109,120
Income before income tax provision	225,825	1,062,432	2,228,375	5,295,676
Provision for income taxes	88,058	414,435	854,390	2,065,453
Net income	$137,767	$647,997	$1,373,985	$3,230,223
Earnings per common share
Basic	$0.04	$0.18	$0.37	$0.88
Diluted	$0.04	$0.18	$0.37	$0.87
Dividends per common share	$0.13	$0.13	$0.39	$1.39

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,373,895	$3,230,223
Adjustments to reconcile net income to net cash by operating activities:
Depreciation and amortization	648,841	843,289
Stock compensation expense	299,997	408,789
Net changes in operating assets and liabilities	267,491	113,359
Net cash provided by operating activities	2,590,224	4,595,660

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	(1,802,011)	(762,194)
Net cash used in investing activities	(1,802,011)	(762,194)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid	(1,440,191)	(5,115,390)
Purchase of common stock	(43,620)	(1,268,786)
Exercise of stock options	—	1,413,867
Net cash used in financing activities	(1,483,811)	(4,970,309)

Net decrease in cash	(695,598)	(1,136,843)
Cash at beginning of period	3,322,873	4,187,682
Cash at end of period	$2,627,275	$3,050,839

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.                                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter and nine months ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

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

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending March 31, 2009 and 2008 were 3,691,359 and 3,690,371, respectively.  For the nine months ended March 31, 2009 and 2008, weighted average number of common shares outstanding were 3,693,522 and 3,680,321, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  For the quarter ended March 31, 2009 there were no common stock equivalents related to stock option grants included in the computation of the average number of shares outstanding for diluted earnings per common share as inclusion would have been anti-dilutive.  For the quarter ended March 31, 2008 there were 12,107 common stock equivalents.  For the nine months ended March 31, 2009 there were no common stock equivalents related to stock option grants included in the computation of the average number of shares outstanding for diluted earnings per common share.  For the nine months ended March 31, 2008 there were 18,065 common stock equivalents.

3.                                       INCOME TAXES

We file income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2006 through 2008 for Federal and fiscal 2003 through 2008 for most states jurisdictions.

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was approximately $267,000 as of March 31, 2009.  The liability does not include an amount for accrued penalties.   We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.

There was no change in the amount of unrecognized tax benefits during the nine months ended March 31, 2009.

4.                                       INVENTORIES

                                                The classification of inventories is as follows:

	March 31, 2009	June 30, 2008
Raw materials and work in process	$3,594,030	$4,212,089
Finished goods	8,196,048	6,381,121
	11,790,078	10,593,210
LIFO reserve	(1,218,866)	(1,218,866)
	$10,571,212	$9,374,344

5.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at March 31, 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At March 31, 2009 and June 30, 2008, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.                                       DIVIDENDS DECLARED

On March 17, 2009, the Company declared a quarterly cash dividend of $0.13 per share for the stockholders of record on March 31, 2009 to be paid April 15, 2009.  Such dividend payable has been recorded at March 31, 2009.

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

A summary of stock option activity under the plan for the nine months ended March 31, 2009 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share	Average Exercise Price

Balance, July 30, 2008	561,654	$15.51–$28.80	$21.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2009	561,654	$15.51–$28.80	$21.49

The range of options as of March 31, 2009 is as follows:

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$15.51-$19.47	219,654 / 76,904	$17.37 / $17.57	4.52
$21.42-$24.11	262,000 / 201,000	$22.92 / $23.32	2.15
$26.18-$28.80	80,000 / 38,000	$28.15 / $28.25	3.35
	561,654 / 315,904	$21.49 / $26.79

8.             CREDIT FACILITY

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  This credit facility replaces the Company’s previous credit facility, which has been terminated and contained substantially the same terms as the Company’s new credit facility.  The Company can use the new credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2009 or June 30, 2008.  The Company did not utilize the credit facility during the quarter or nine months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended March 31, 2009 amounted to $2,590,224. This was a result of net income for the period adjusted for changes in operating assets and current liabilities, which arose primarily out of increases in other current assets, and decreases in accrued liabilities, and accounts payable.

Capital expenditures for new equipment (including production tooling) were $1,802,011 for the nine months ended March 31, 2009.  Capital expenditures for fiscal year 2009 are expected to be approximately $2.6 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $23,407,449 at March 31, 2009, from $23,217,435 at June 30, 2008.  The net increase reflects net income and exercise of stock options offset by the effect of the purchase and retirement of common stock and dividends declared.

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  This credit facility replaces the Company’s previous credit facility, which has been terminated and contained substantially the same terms as the Company’s new credit facility.  The Company can use the new credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at March 31, 2009 or June 30, 2008.  The Company did not utilize the credit facility during the quarter or nine months ended March 31, 2009.

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

For the quarter ended March 31, 2009, the Company purchased 168 shares of its common stock at an average net price of $9.30 per share, for a total net purchase price of $1,562. For the nine months ended March 31, 2009, the Company purchased 3,998 shares of its common stock at an average net price of $10.91 per share, for a total net purchase price of $43,620.

From the commencement of the Company’s stock repurchase program through March 31, 2009, the Company has purchased a total of 5,474,102 shares for a total gross purchase price of $52,768,873 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,945,130 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the

Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases of the Company’s common stock for the nine months ended March 31, 2009.

Results of Operations

Net sales for the third quarter ended March 31, 2009 declined by 19% to $8,145,930 from $10,003,648 for the same period in 2008.  Net sales for the nine months ended March 31, 2009 declined by 14% to $29,919,559 from $34,740,651 for the same period in 2008.  The decrease is primarily the result of soft U.S. retail sales.

Gross profit as a percent of net sales was 32% for the quarter ended March 31, 2009 compared to 36% for the same period in the prior year.  For the nine months ended March 31, 2009 the gross profit percentage was 35% compared to 37% for the same period in the prior year. The decrease in gross profit for the nine months ended March 31, 2009 was primarily due to a less profitable model mix sold in that period.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were $2,388,169 or 29% of net sales, compared to $2,602,122 or 26% of net sales for the same period in 2008.  For the nine month period ended March 31, 2009, these expenses were $8,342,795 or 28% of net sales, compared to $7,757,424 or 22% of net sales, for the same period in 2008.   This increase is due to extra costs incurred related to engineering, research development and marketing.

For the quarter ended March 31, 2009, income from operations was $225,825 compared to $963,002 for the same period in the prior year.  Income from operations for the nine months ended March 31, 2009 was $2,154,541 compared to $4,924,055 for the same period in 2008, a 56% decrease.  Income from operations decreased primarily as a result of decreased net sales for the quarter and nine months ended March 31, 2009.

For the quarter ended March 31, 2009, net income decreased 79% to $137,767 from $647,997 for the same period in 2008.  Net income for the nine months ended March 31, 2009, decreased 57% from $3,230,223 in 2008 to $1,373,985 in 2009.  Net income decreased primarily as a result of decreased net sales for the quarter and nine months ended March 31, 2009.

Royalty income for the quarter ended March 31, 2009 was zero compared to $87,501 for the quarter ended March 31, 2008.  For the nine month period ended March 31, 2009, royalty income was $58,333 compared to $262,501 for the same period ended March 31, 2008.

Interest income for the quarter was $2 compared to $11,929 for the same quarter in 2008.  For the nine month period ended March 31, 2009, interest income was $15,501, compared to $109,120, for the same period in the prior year.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes for the quarter ended March 31, 2009, was $88,058 compared to $414,435 for the same period last year.  For the nine months ended March 31, 2009, the provision for income taxes was $854,390 compared with $2,065,453 for the same period last year.  The effective tax rate was 39% for each of the quarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, the Company does not engage in any material risk sensitive activities and does not have any market risk sensitive instruments, other than the Company’s commercial credit facility which may be used for working capital, to refinance existing indebtedness, for stock repurchase for general corporate purposes, as disclosed in the “Financial Condition, Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” above.

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

Item 2                                                              Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended March 31, 2009, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2009)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

January 1 – January 31	168	$9.30	0	$2,125,887

February 1 – February 28	0	$0.00	0	$2,125,887

March 1 – March 31	0	$0.00	0	$2,125,887

(1)   In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,374,113 had been expended through March 31, 2009.

Item 3                                                              Submission of Matters to Vote of Security-Holders

None.

Item 4                                                              Exhibits

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

KOSS CORPORATION

Date: May 08, 2009	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: May 08, 2009	/s/ Sue Sachdeva
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

10.21	Loan Agreement dated February 16, 2009, between Koss Corporation and Harris N.A., a national banking association*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer **

*	Filed herewith
**	Furnished herewith