Form 10-K
period 2009-06-30
KOSS CORP
filed 2009-08-26
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	391168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.005 par value	The Nasdaq Stock Market LLC

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2008 was approximately $9,733,454 (based on the $9.30 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2008).  In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2008 more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company.  The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

On August 1, 2009, 3,691,353 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges, prisons, and national retailers under the “Koss” name and dual label.  The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products.  The Company has more than 312 domestic dealers and its products are carried in approximately 20,194 domestic retail outlets.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has two subsidiaries:  Bi-Audio and Koss Classics.

Ninety-nine percent of the Company’s products are stereo headphones for listening to music.  The products are not significantly differentiated by channel or application with the exception of products sold to school systems, which sometimes include a microphone.  Sales in this application represent between 1% and 2% of the Company’s revenue.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.  The business could also be classified by distribution channel.  Consumers purchase more than 98% of the Koss stereophone range of products through some form of retail channel or reseller.

Management believes that it has sources of raw materials that are adequate for its needs.

No employment or compensation agreement exists between the Company and its dealers.  The Company has several independent manufacturer’s representatives for distribution.  The Company typically signs one year contracts with these manufacturer’s representatives.  These agreements are seldom renewed in writing.  The sales from these agreements accounted for approximately 1% of the Company’s total revenue in 2009.  Specifically, the Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena.  The automotive representative is paid 2% for all business in this area. The Company’s remaining agreements with distributors, past or present, pertain to distribution arrangements in foreign countries.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.  The Company has the right to terminate these agreements with foreign distributors without cause.

INTELLECTUAL PROPERTY

John C. Koss has been recognized for creating the stereophone industry with the first SP3 stereophone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 364 trademarks registered in 86 countries around the world and patents in 24 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the

Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the fiscal year ended June 30, 2009, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

See Part II, Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 56% of sales occurred in the first six months of the fiscal year ended June 30, 2009, and 44% of sales occurred in the latter six months of the fiscal year.  Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2009 is not deemed material in relation to net sales during fiscal 2009.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 20,000 retailers and distributors worldwide.  During 2009, the Company’s sales to its largest single customer, Wal-Mart Stores, Inc., were approximately 21% of total gross sales.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s operating income.  The five largest customers of the Company (including Wal-Mart) accounted for approximately 51% and 46% of total sales in 2009 and 2008, respectively.

COMPETITION

The Company focuses on the headphone industry.  In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The Company’s single product focus is unique in the marketplace.  The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount spent on engineering and research activities relating to the development of new products or the improvement of existing products was approximately $1,948,000 during fiscal year 2009 as compared with $981,000 during fiscal year 2008. These activities were conducted by both Company personnel and outside consultants.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During fiscal years 2009 and 2008, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.

EMPLOYEES

As of June 30, 2009, the Company employed 73 people.  The Company also utilizes temporary personnel to meet seasonal production demands.

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

The Company maintains a small sales office in Switzerland to service the international export marketplace.  The Company is aware of no material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States, including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico.  The Company sells products in the Canadian market directly to retailers, and also through a distributor who services smaller specialty accounts.  During the last two fiscal years, net sales of all Koss products, were distributed as follows:

	2009	2008
From U.S.	$20,351,892	$27,800,730
From foreign countries	17,832,258	19,142,563
Total Sales	$38,184,150	$46,943,293

In addition to manufacturing facilities in the United States, the Company uses contract manufacturing facilities in the Peoples Republic of China, Taiwan, and South Korea.  These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease, and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  Finished goods inventory is stocked at an average of approximately 90 days demand per item.  Recovery of a single facility through a replacement of supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top eighteen selling models (which represent 75% of the Company’s sales revenue) within one year.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.  Finally, an additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea, Iran, and Lebanon.  Three of our largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.

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

In addition, as noted above, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins.  The continuing general downturn in economic conditions or other events that caused the Company’s customers to turn to lower-priced, lower-margin products, the Company’s cash flow and profitability could be materially and adversely affected.

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

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than $10 up to $1,000.  The gross margin for each of these models is unique in terms of percentages.  The price range of the products also produces a different level of actual dollar contribution per unit.  For example a product with a gross margin contribution of 50% might yield a $5.00 contribution for one item, while another item may feature a 30% gross margin which could yield $50.00.  The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions.  Retail preference for lower priced items can reduce profit margins and contributions.  The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale.  Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins.  Some customers sell a limited range of products that yield lower profit margins than others.  Most notably, the budget priced headphone segment of the market below $10.00 retail which is distributed through computer stores, office supply stores, and mass market retailers tend to yield the lowest gross margins.  An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins would reduce profit margins and profitability.

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

The Company has significant accounts receivable or other amounts due from the Company’s customers.  The accounts receivable balance at the end of the last four quarters averaged approximately $8,967,067.  Terms of payment for customers generally range from cash in advance to net 90 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers.  An example of such a loss was KMART Corporation.  The Company recorded a loss of approximately $500,000 of which $44,000 was repaid in 2007, $37,000 in 2005 and $312,000 in 2004, when KMART filed for re-organization.  KMART was current with the Company at the time that KMART filed Chapter 11 bankruptcy in January of 2002.  The Company continued to supply KMART during its post petition re-organization and continues to supply the customer profitably today.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

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

COMPANY PROFITS CAN SUFFER FROM INCREASING MANUFACTURING COSTS IN CHINA AS A RESULT OF INCREASED WAGES AND WAGE TAXES

The Company uses contract manufacturing facilities in Mainland China.  An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China.  The cost of labor and wage taxes have increased in China which means that the Company is at risk of higher manufacturing costs associated with goods manufactured in China.  Additionally, in response to inflationary concerns, wages in certain provinces in China have recently increased and may continue to do so in the future.  Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability.

THE COMPANY USES THIRD PARTY CARRIERS TO SHIP OUR PRODUCTS WHICH MAY PASS ON INCREASES IN TRANSPORTAION-RELATED FUEL COST TO THE COMPANY WHICH CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

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

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS

The Company is particularly concerned about the consistency of business with several U.S. retailers for the coming year.  The recent tightening of credit availability worldwide caused all retailers to sharply curtail inventory increases in advance of this year’s holiday season.  The Company has already seen some consolidation in product lines, and item elimination, or reductions at several big box retailers this past spring.  The Company also recognizes the struggle that many of the Company’s automobile customers have been reporting in the news, and the potential impact that a reduction in automobile unit sales might have upon our rear seat entertainment products’ for the automotive market in the coming fiscal year.

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

ITEM 3.          LEGAL PROCEEDINGS.

From time to time the Company is involved in routine litigation; however, neither the Company nor its Subsidiaries are currently subject to any material legal proceedings in management’s opinion.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS.  There were approximately 550 record holders of the Company’s common stock as of August 1, 2009.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2007	$22.18	$18.58	$0.13
December 31, 2007	$20.39	$17.50	$1.13
March 31, 2008	$19.88	$16.69	$0.13
June 30, 2008	$17.94	$15.51	$0.13
September 30, 2008	$18.48	$13.52	$0.13
December 31, 2008	$16.00	$9.30	$0.13
March 31, 2009	$12.60	$9.35	$0.13
June 30, 2009	$15.78	$11.90	$0.13

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2009.  On June 17, 2009, the Company announced its quarterly dividend of $0.13 per share for stockholders of record on June 30, 2009.  The dividend was distributed on or around July 15, 2009.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2009)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	0	$0.00	0	$2,125,887
May 1-May 31	0	$0.00	0	$2,125,887
June 1-June 30	0	$0.00	0	$2,125,887

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2009, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,374,113 had been expended through June 30, 2009.

ITEM 6.          SELECTED FINANCIAL DATA.

	June 30, 2009	June 30, 2008
Net sales	$38,184,150	$46,943,293
Net income	$1,976,668	$4,494,289
Basic earnings per common share:
Basic:	$0.54	$1.22
Diluted:	$0.54	$1.22
Total assets	$28,470,352	$29,977,077

Cash dividends per common share	$0.52	$1.52

See Part II, Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Consolidated Financial Statements and Notes to the Consolidated Financial Statements for more information relating to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2009, cash provided by operations was $2,378,626, and during fiscal year 2008, cash provided by operations was $5,337,129.  Working capital was $17,387,842 at June 30, 2009 and $18,547,574 at June 30, 2008.  The net decrease in working capital of $1,159,732 from June 30, 2008 represents primarily the net change in cash, accounts receivable, accounts payable and accrued liabilities.

Capital expenditures for new property and equipment (including production tooling) were $2,147,866 and $1,179,344, in fiscal years 2009 and 2008, respectively. Depreciation charges totaled $817,957 and $961,605, for the same fiscal years.  Budgeted capital expenditures for fiscal year 2010 are approximately $2,000,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $23,630,392 at June 30, 2009 from $23,217,435 at June 30, 2008.  The increase reflects the net effect of net income, dividends declared, purchase of common stock, exercise of stock options and compensation expense recorded for vested stock options granted under SFAS No. 123(R).  On June 16, 2009, the Company declared a quarterly cash dividend of $0.13 per share, for an aggregate of $479,876 payable on July 15, 2009 to stockholders of record on June 30, 2009, which is recorded as dividends payable.

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  This credit facility replaces the Company’s previous credit facility, which has been terminated and contained substantially the same terms as the Company’s new credit facility.  The Company’s credit facility matures on January 29, 2010.  This unsecured credit facility provides for borrowings up to a maximum of $10,000,000.  The Company can use this credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes. Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement.  This credit facility includes certain financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios. The tangible net worth of the Company must not fall below $10.0 million at any time. The maximum leverage of the Company, which consists of the ratio of its consolidated liabilities to its consolidated tangible net worth, must not exceed 1.50 to 1.0.  The interest coverage of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization, and other non-cash charges to its consolidated interest charges, must not be less than 2.00 to 1.0.  The Company has been and is well within these requirements.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2009 or June 30, 2008.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $2,000,000 in the stock repurchase program.  As of June 30, 2009, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,374,113 had been expended through June 30, 2009.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions, and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.  The Company will continue to repurchase its shares from the market when the board determines the shares to be undervalued.  The Company may elect to use the purchase of these shares to minimize the dilutive effects to its stockholders when the Company’s stock is used in acquisitions as consideration.  The Company has no immediate plans to make an acquisition at this time.

For fiscal year 2009, the Company purchased 3,998 shares of its common stock at an average net price of $10.91 per share, for a total purchase price of $43,620.  As of June 30, 2009 the Company’s Board of Directors has authorized the repurchase by the Company of up to $2,000,000 in Company common stock at the discretion of the Chief Executive Officer of the Company.

From the commencement of the Company’s stock repurchase program through June 30, 2009, the Company has purchased a total of 5,474,102 shares for a total gross purchase price of $52,768,873 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,945,130 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company purchasing from certain employees shares of the Company’s stock acquired by such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price paid by the Company for all stock purchases, as authorized by the Board of Directors.

2009 RESULTS OF OPERATIONS COMPARED WITH 2008

Net sales for 2009 were $38,184,150 compared with $46,943,293 in 2008, a decrease of $8,759,143 or 19%.  The sales decrease for the fiscal year is primarily due to soft retail sales in the United States and Europe. Gross profit, as a percentage of net sales, was $13,267,137 or 35% in 2009 compared with $17,791,502 or 38% in 2008, this decrease is primarily due to softer retail sales worldwide and a less profitable product mix.

Selling, general, and administrative expenses for 2009 were $10,653,243 compared with $10,792,064 in 2008.  The Company has continued spending money on research and development of new products.  The company spent approximately $1,948,000 on research and development during fiscal year 2009, as compared with $981,000 during fiscal year 2008.

Income from operations was $2,613,894 in 2009 compared with $6,999,438 in 2008, a decrease of $4,385,544 or 63%.  This decrease was primarily due to spending on new product development, soft retail sales worldwide and a less profitable product mix. Interest income was $15,503 in 2009 compared with $119,464 in 2008, which was a decrease of 87%.

Royalty income was $258,333 in 2009 compared with $291,667 in 2008, a decrease of 11%. The decrease in royalty income for the twelve month period was primarily a result of lower sales by the Company’s primary licensee.

The provision for income taxes was $911,062 and $2,916,280 in 2009 and 2008, respectively. The decrease is the provision for income taxes is attributable primarily to the decrease in income before income tax provision in 2009 compared to 2008. The Company’s effective tax rate was 32% in 2009 and 39% in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off balance sheet arrangements except for operating leases disclosed in Part I, Item 2. Properties.

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligation
Operating Leases	$1,520	$380	$760	$380	$0
Total	$1,520	$380	$760	$380	$0

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

In 1991, the Board of Directors agreed to continue the Chairman’s current base salary in the event he becomes disabled prior to age 70.  After age 70, he shall receive his current base salary for the remainder of his life, whether he becomes disabled or not.  The Chairman has turned 70.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company had a deferred compensation liability of $400,000 recorded as of June 30, 2009 and June 30, 2008 for this arrangement.

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

Royalty Income

The Company’s net income is affected by the levels of royalty income generated in any given period.  Royalty income is recognized when earned under the terms of the Company’s license agreements. In general, these agreements have required minimum quarterly royalty payments.  Royalty income owed to the Company is calculated by the licensee and then verified by the Company.  Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum quarterly royalty payments.  Royalty income is booked monthly, on an accrual basis, and the amount that the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then reduces the accounts receivable accordingly.  The Company had one royalty agreement that terminated in the fourth quarter of fiscal year 2009.  As of June 30, 2009, the Company has no license agreements in effect.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2009, approximately 99% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  Our customers may cancel their orders or change purchase volumes.  Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  The Company continues to use the same techniques to value inventory as have been used in the past.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) related to its financial assets and liabilities, which defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the Company’s financial assets and liabilities, nor did it result in additional disclosures.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt certain provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted Statement 165 as of June 30, 2009. We evaluated our June 30, 2009 financial statements for subsequent events through August 4, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued, “Accounting Standards Update No. 2009-1, Topic 105 —Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 — the FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles and Statement of Financial Accounting Standard No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 62.” The Accounting Standards Update and SFAS No. 168 make the FASB Codification the authoritative source of GAAP. The FASB Codification is effective for interim and annual reporting periods ending after September 15, 2009. We will update GAAP referencing for our September 30, 2009 Form 10-Q.  The FASB Codification is not expected to have a material impact on our financial reporting.

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

Consolidated financial statements of the Company at June 30, 2009 and 2008 and for each of the two years in the period ended June 30, 2009 and the notes thereto, and the report of independent auditors thereon are set forth on pages 20 to 33.

Selected unaudited quarterly financial data is as follows:

	Quarter
2009	First	Second	Third	Fourth
Net sales	$11,486,034	$10,287,595	$8,145,930	$8,264,591
Gross profit	4,400,460	3,482,884	2,613,992	2,769,801
Net income	913,764	322,454	137,767	602,683

Basic earnings per common share:	$0.25	$0.09	$0.04	$0.16

Diluted earnings per common share:	$0.25	$0.09	$0.04	$0.16

	Quarter
2008	First	Second	Third	Fourth
Net sales	$12,637,606	$12,099,397	$10,003,648	$12,202,642
Gross profit	4,791,980	4,324,375	3,565,124	5,110,023
Net income	1,335,674	1,246,552	647,997	1,264,066

Basic earnings per common share:	$0.36	$0.34	$0.18	$0.34

Diluted earnings per common share:	$0.36	$0.34	$0.18	$0.34

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

Management’s Annual Report on Internal Controls over Financial Reporting..  The Company’s management, including its Chief Executive Officer/Chief Financial Officer, is responsible for establishing and maintaining adequate internal control of financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and designing such internal control to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of June 2009.  Based on this assessment, the Company’s management, including its Chief Executive Officer/Chief Financial Officer, believes that as of June 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in “Internal Control-Integrated Framework.”  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORTATE GOVERNANCE.

Information relating to the directors of Koss Corporation is incorporated herein by reference from the “ELECTION OF DIRECTORS” sections on “Information As To Nominees,” “Board Committees,” “Independence of the Board,” “Code of Ethics,” “Executive Officers,” and “Beneficial Ownership of Company Securities” contained in the Koss Corporation Proxy Statement for its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which 2009 Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated herein by reference from the “ELECTION OF DIRECTORS” section of the 2009 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the “ELECTION OF DIRECTORS — Beneficial Ownership of Company Securities” section of the 2009 Proxy Statement.

Equity Compensation Plan Information.  The table set forth below provides certain information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year ended June 30, 2009, under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	431,654	$20.70	1,037,713
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	431,654	$20.70	1,037,713

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information relating to related transactions is incorporated herein by reference from the “ELECTION OF DIRECTORS” sections of the 2009 Proxy Statements on “Independence of the Board” and “Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the principal accountant fees and services is incorporated herein by reference from the “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS” section of the 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.                                       Financial Statements

The following consolidated financial statements of Koss Corporation are set forth on pages 20 to 25:

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Koss Corporation

We have audited the accompanying consolidated balance sheets of Koss Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the two years in the period ended June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Milwaukee, Wisconsin

August 24, 2009

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30,	2009	2008
Net sales	$38,184,150	$46,943,293
Cost of goods sold	24,917,013	29,151,791
Gross profit	13,267,137	17,791,502
Selling, general, and administrative expense	10,653,243	10,792,064
Income from operations	2,613,894	6,999,438
Other income (expense):
Royalty income	258,333	291,667
Interest income	15,503	119,464
Interest expense	—	—
Income before income tax provision	2,887,730	7,410,569
Provision for income taxes	911,062	2,916,280
Net income	$1,976,668	$4,494,289
Earnings per common share:
Basic	$0.54	$1.22
Diluted	$0.54	$1.22

Dividends per common share	$0.52	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2009	2008
ASSETS
Current Assets:
Cash	$1,664,407	$3,322,873
Accounts receivable, less allowances of $977,711 and $900,704, respectively	8,679,606	10,148,646
Inventories	9,763,158	9,374,344
Prepaid expenses	179,549	504,806
Deferred income taxes	720,121	783,995
Total current assets	21,006,841	24,134,664
Equipment and Leasehold Improvements, at cost:
Leasehold improvements	1,783,946	1,766,842
Machinery, equipment, furniture, and fixtures	2,650,158	2,488,657
Tools, dies, molds, and patterns	11,371,402	9,605,720
	15,805,506	13,861,219
Less—accumulated depreciation	11,729,308	11,114,852
	4,076,198	2,746,367
Deferred Income Taxes	1,237,727	1,066,853
Other Assets	2,149,586	2,029,123
	$28,470,352	$29,977,007

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$1,810,466	$2,950,721
Accrued liabilities	1,153,089	1,808,467
Dividends payable	479,876	480,395
Income taxes payable	175,568	347,507
Total current liabilities	3,618,999	5,587,090
Deferred Compensation	1,095,961	1,047,482
Derivative Liability	125,000	125,000
Stockholders’ Investment:
Common stock, $0.005 par value, authorized 8,500,000 shares; issued and outstanding 3,691,353 and 3,695,351 shares, respectively	2,049,384	1,649,408
Retained earnings	21,581,008	21,568,027
Total Stockholders’ Investment	23,630,392	23,217,435
	$28,470,352	$29,977,007

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,976,668	$4,494,289
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	77,007	(58,164)
(Gain) loss on disposal	—	(149,775)
Depreciation and amortization	817,957	961,605
Stock compensation expense	399,996	545,052
Deferred income taxes	(107,000)	(302,121)
Cash surrender value	(195,463)	(193,533)
Deferred compensation	48,479	58,329
Net changes in operating assets and liabilities (see note 8)	(639,018)	(18,553)
Net cash provided by operating activities	2,378,626	5,337,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	75,000	25,000
Proceeds from sale of certain Bi-Audio assets	—	700,000
Acquisition of equipment and leasehold improvements	(2,147,866)	(1,179,344)
Net cash used in investing activities	(2,072,866)	(454,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of non-qualified stock options	—	(286,200)
Dividends paid to stockholders	(1,920,586)	(5,591,850)
Purchase of common stock	(43,640)	(1,283,413)
Exercise of stock options	—	1,413,869
Net cash used in financing activities	(1,964,226)	(5,747,594)
Net decrease in cash	(1,658,466)	(864,809)
Cash at beginning of period	3,322,873	4,187,682
Cash at end of period	$1,664,407	$3,322,873

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, June 30, 2007	3,665,069	1,104,200	22,825,424	$23,929,624
Net income	—	—	4,494,289	4,494,289
Dividends declared	—	—	(5,595,786)	(5,595,786)
Stock compensation expense	—	545,052	—	545,052
Tax impact of stock options	—	—	(286,356)	(286,356)
Exercise of stock options	94,008	470	1,413,869	1,414,339
Purchase and retirement of treasury stock	(63,726)	(314)	(1,283,413)	(1,283,727)
Balance, June 30, 2008	3,695,351	1,649,408	21,568,027	23,217,435
Net income	—	—	1,976,668	1,976,668
Dividends declared	—	—	(1,920,067)	(1,920,067)
Stock compensation expense	—	399,996	—	399,996
Tax impact of stock options	—	—	—	—
Exercise of stock options	—	—	—	—
Purchase and retirement of treasury stock	(3,998)	(20)	(43,620)	(43,640)
Balance, June 30, 2009	3,691,353	$2,049,384	$21,581,008	$23,630,392

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ACCOUNTING POLICIES

NATURE OF BUSINESS—Koss Corporation, a Delaware corporation (the “Company”) reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture, and sale of stereo headphones and related accessories.  The percentage of total revenues related to this central business line over the past three fiscal years was 100% for each year.  The Company leases its main plant and offices in Milwaukee, Wisconsin.  In addition, the Company has more than 300 domestic dealers and its products are carried by approximately 20,000 retailers and distributors worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has two subsidiaries:  Bi-Audio and Koss Classics.

CONCENTRATION OF CREDIT RISK—The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture, and sale of stereo headphones and related accessory products.  The Company’s products are sold through audio specialty stores, the Internet, direct mail catalogs, regional department store chains, military exchanges, and national retailers under the “Koss” name and dual label.  The Company grants credit to its domestic and international customers based on the extension of credit from 30 to 90 days, depending on the customer.  Collection is dependent on the retailing industry economy.  International customers outside of Canada are sold on a cash against documents or letter of credit basis.  Approximately 30% and 31% of the Company’s accounts receivable at June 30, 2009 and 2008, respectively, were foreign receivables.

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries, Bi-Audio and Koss Classics, both of which are wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION—Revenue is recognized by the Company when all of the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred (either FOB shipping point or delivery taken at the Company’s dock); the seller’s price to the buyer is fixed and determinable (pricing is finalized through the purchase order); and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of the Company’s products.  The Company may periodically offer slotting fees, cooperative advertising programs and sales discounts and the estimated costs for these items are accrued for at the time revenue is recognized.  These amounts are recorded as a reduction to sales.

ROYALTY INCOME—The Company recognizes royalty income when earned under the terms of its license agreements, which generally require minimum quarterly royalty payments.  Royalty income owed to the Company is calculated by the licensee and then verified by the Company.  Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum quarterly royalty payments, as set forth in the Company’s license agreements.  Royalty income is booked monthly, on an accrual basis, and the amount that the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then reduces the accounts receivable accordingly.  In fiscal year 2009, the Company had one license agreement that terminated in the fourth quarter.  As of June 30, 2009, the Company has no license agreements in effect.

CASH AND CASH EQUIVALENTS—The Company considers all unrestricted highly liquid investments immediately available to be cash equivalents. Cash equivalents primarily consist of time deposits with banks and brokerage money market accounts.

CONCENTRATION OF CREDIT RISKS AND OTHER RISKS AND UNCERTAINTIES—Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2009 and 2008, the Company had $1,241,758 and $2,947,614 on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of his institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Accounts Written off*	Balance at End Year
2009	$900,704	$(116,637)	$39,630	$977,711
2008	958,868	—	58,164	900,704

*Represents charges against the allowance, net of recoveries.

INVENTORIES—As of June 30, 2009, approximately 99% of the Company’s inventory was valued at the lower of last-in, first-out (LIFO) cost or market.  If the first-in, first-out (FIFO) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $785,378 and $1,218,866 higher than reported at June 30, 2009 and 2008, respectively.  The Company did not maintain any work-in-process inventories at June 30, 2009 and June 30, 2008.

The components of inventories at June 30 are as follows:

	2009	2008
Raw materials	$3,592,418	$3,722,062
Finished goods	6,170,740	5,652,282
Total	$9,763,158	$9,374,344

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

RESEARCH AND DEVELOPMENT—Research and development expenditures charged to operations amounted to approximately $1,948,000, in 2009 and $981,000 in 2008.

SHIPPING AND HANDLING FEES AND COSTS—Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold within the accompanying consolidated statements of income.

ADVERTISING COSTS—Advertising costs included within selling, general, and administrative expenses in the accompanying consolidated statements of income were $195,000 in 2009 and $228,000 in 2008.  Such costs are expensed as incurred.

INVESTMENTS—Included in “Other Assets” of $2,149,586 in 2009 and $2,029,123 in 2008, is approximately $25,000 of Israel government bonds with  a maturity date of  July 2009.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

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

NEW ACCOUNTING PRONOUNCEMENTS— Effective July 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) related to its financial assets and liabilities, which defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the Company’s financial assets and liabilities, nor did it result in additional disclosures.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt certain provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted Statement 165 as of June 30, 2009. We evaluated our June 30, 2009 financial statements for subsequent events through August 4, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued, “Accounting Standards Update No. 2009-1, Topic 105 —Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 — the FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles and Statement of Financial Accounting Standard No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 62.” The Accounting Standards Update and SFAS No. 168 make the FASB Codification the authoritative source of GAAP. The FASB Codification is effective for interim and annual reporting periods ending after September 15, 2009. We will update GAAP referencing for our September 30, 2009 Form 10-Q.  The FASB Codification is not expected to have a material impact on our financial reporting.

RECLASSIFICATIONS—Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.                                       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding.  The weighted-average number of common shares outstanding for the fiscal years ended June 30, 2009 and 2008, were 3,692,981 and 3,684,256, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. For the fiscal year ended June 30, 2009 there were no common stock equivalents related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share.  Common stock equivalents of 11,213, related to stock option grants were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the fiscal year ended June 30, 2008.

3.                                       CREDIT FACILITY

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  This credit facility replaces the Company’s previous credit facility, which has been terminated and contained substantially the same terms as the Company’s new credit facility.  The Company can use the new credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company uses its credit facility from time to time, although there was no utilization of this credit facility at  June 30, 2009 or 2008.

4.                                       STOCK OPTIONS AND STOCK PURCHASE AGREEMENTS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of July 31, 2009, there are 988,475 options available for future grants.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2009, there was approximately $718,143 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.68 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

There was no cash received from stock option exercises during 2009. Cash received from stock option exercises was approximately $1,414,000 during 2008. There were no income tax benefits from stock option exercised in 2009. The income tax benefits from stock option exercises was approximately ($287,000) during 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected stock price volatility	35.00%
Risk free interest rate	2.90%
Expected dividend yield	2.27%
Expected forfeitures	1.50%
Expected life of options	4.7 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the above mentioned Plan:

		Range of Exercise	Weighted
	Number of	Prices per	Average
	Shares	Share	Exercise Price
Shares under option at June 30, 2007	585,662	$5.38-$28.80	$21.08
Granted	110,000	15.51-$17.06	$16.78
Forfeited	(40,000)	17.32	$17.32
Exercised	(94,008)	5.38-$17.38	$15.04
Shares under option at June 30, 2008	561,654	15.51-$28.80	$21.49
Granted	—	—	$—
Forfeited	(130,000)	24.11	$24.11
Exercised	—	—	$—
Shares under option at June 30, 2009	431,654	$15.51-$28.80	$20.70

The range of options as of June 30, 2009 is as follows:

Range of Exercise Prices	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (In Years)
$15.51 - $19.47	219,654 / 107,404	$17.37 - $17.46	4.3
$21.42 - $22.01	132,000 / 102,000	$21.74 - $21.84	4.0
$26.18 - $28.80	80,000 / 57,000	$28.15 - $28.25	3.2
	431,654 / 266,404	$20.70 - $21.44

No options were granted in fiscal year ended June 30, 2009. Total options of 110,000 were granted at a price greater than the market value on the date of grant, and had a weighted-average exercise price of $16.78 in 2008.

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

The fair value of the written put option at June 30, 2009 and 2008 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2009, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,374,113 had been expended through June 30, 2009. The Company repurchased 3,998 shares for $43,620 in 2009 and 63,723 shares for $1,283,413 in 2008.

5.                                       INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The provision for income taxes in 2009 and 2008 consists of the following:

Year Ended June 30,	2009	2008
Current:
Federal	$1,094,000	$2,884,452
State	(76,000)	333,949
Deferred	(107,000)	(302,121)
	$911,062	$2,916,280

The 2009 and 2008 tax provision results in an effective rate different than the federal statutory rate due to the following:

Year Ended June 30,	2009	2008
Federal income tax at statutory rate	$981,828	$2,572,070
State income taxes, net of federal tax (expense) benefit	(150,251)	319,913
Other	79,485	24,297
Total provision for income taxes	$911,062	$2,916,280

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, include:

	2009	2008
Deferred Income Tax Assets:
Deferred compensation	$405,000	$388,000
Accrued expenses and reserves	373,000	386,000
SFAS No. 123(R) expense	751,000	603,000
Package design and trademarks	102,000	123,000
Other	374,000	488,000
	2,005,000	1,988,000
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(21,000)	(111,000)
Other	(26,000)	(26,000)
Net deferred income tax asset	$1,958,000	$1,851,000

Deferred tax assets as presented on the consolidated balance sheets:

	2009	2008
Current deferred tax assets	$720,000	$784,000
Long-term deferred tax assets	1,238,000	1,067,000
Net deferred tax assets	$1,958,000	$1,851,000

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the year ended  June 30, 2009.

Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2009 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits, June 30, 2008	$267,440
Gross decreases — tax positions in prior years	(201,440)
Unrecognized tax benefits, June 30, 2009	$66,000

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. The Company’s federal tax returns through tax year June 30, 2005 are settled, and the income tax returns for tax years beginning June 30, 2006 are open.

6.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2009	2008
Employee compensation	$46,011	$308,118
Cooperative advertising and promotion allowances	701,063	740,064
Payroll taxes and other employee benefits	203,712	175,281
Other	202,303	585,004
	$1,153,089	$1,808,467

7.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2009	2008
Accounts receivable	$1,392,033	$(2,151,569)
Inventories	(388,814)	489,200
Prepaid expenses	325,257	(100,823)
Income taxes	(171,939)	638,758
Accounts payable	(1,140,255)	1,579,569
Accrued liabilities	(655,300)	(473,688)
Net change	$(639,018)	$(18,533)

	2009	2008
Net cash paid during the year for:
Interest	$—	$—
Income taxes	$1,190,000	$2,215,285

8.                                       EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Company’s Employee Stock Ownership Plan and Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such contributions approximated $30,000 in 2009 and $100,000 in 2008.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For calendar years 2009 and 2008, the matching contribution was 100% of employee contributions to the plan, not to exceed 10% of the employee’s annual compensation.  Vesting of Company contributions occurs immediately.  Company contributions were approximately $312,822 and $374,000 during 2009 and 2008.

9.                                       DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors has entered into an agreement to continue the Chairman’s current base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any of these payments under this arrangement.  The Company has a deferred compensation liability of $400,000 recorded as of June 30, 2009 and 2008.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $695,961 and $647,482 recorded as of June 30, 2009 and 2008, respectively.

10.                                 INDUSTRY SEGMENT INFORMATION, FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company has one line of business—the design, manufacture, and sale of stereophones and related accessories.

The Company’s export sales amounted to $17,832,258 during 2009 and $19,142,563 during 2008.

Sales during 2009 and 2008 to the Company’s five largest customers represented approximately 51% and 46% of the Company’s total sales, respectively.  Included in these percentages, sales to a single customer represented approximately 21%, and 17%, of the Company’s total sales during 2009 and 2008, respectively.  These customers generally are large, national retailers.

11.           COMMITMENTS AND CONTINGENCIES

The Company leases its main plant and offices in Milwaukee, Wisconsin from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2013 and ending June 30, 2018 under the same terms and conditions.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  Total rent expense, which includes this lease, approximated $416,000 in 2009 and $416,000 in 2008.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: August 24, 2009
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer and
Chief Financial Officer

By:	/s/ Sujata Sachdeva	Dated: August 24, 2009
Sujata Sachdeva
Vice President - Finance
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 24, 2009.

/s/ John C. Koss	/s/ Michael J. Koss
John C. Koss, Director	Michael J. Koss, Director

/s/ Lawrence S. Mattson	/s/ John J. Stollenwerk
Lawrence S. Mattson, Director	John J. Stollenwerk, Director

/s/ Thomas L. Doerr	/s/ Theodore H. Nixon
Thomas L. Doerr, Director	Theodore H. Nixon, Director

The signatures of the above directors constitute a majority of the Board of Directors of Koss Corporation.

OFFICERS AND SENIOR MANAGEMENT	DIRECTORS

John C. Koss	John C. Koss
Chairman of the Board	Chairman of the Board
Koss Corporation
Michael J. Koss
Vice Chairman	Thomas L. Doerr
President	President
Chief Executive Officer	Doerr Corporation
Chief Operating Officer
Chief Financial Officer	Michael J. Koss
Vice Chairman, President
John C. Koss, Jr.	C.E.O., C.O.O., C.F.O
Vice President-Sales	Koss Corporation

Sujata Sachdeva	Lawrence S. Mattson
Vice President-Finance/Secretary	Retired President
Oster Company
Lenore Lillie
Vice President-Operations	John J. Stollenwerk
Chairman
Cheryl Mike	Allen-Edmonds Shoe Corporation
Vice President-Human Resources/
Customer Relations	Theodore H. Nixon
Chairman
Declan Hanley	C.E.O
Vice President-International Sales	D.D. Williamson

ANNUAL MEETING

October 7, 2009 – 9:00a.m.	TRANSFER AGENT
Milwaukee River Hilton Inn
4700 N. Port Washington Road	Questions regarding change of address, stock transfer, lost certificate or information on a particular account should be directed in writing to:
Milwaukee, WI 53212

INDEPENDENT AUDITORS

Grant Thornton LLP	American Stock Transfer & Trust Company
Milwaukee, WI	59 Maiden Lane
New York, NY 10038
LEGAL COUNSEL

K & L GATES, LLB	Shareholders Toll-free: 1-800-937-5449
Dallas, TX

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C . Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

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

10.21

Loan Agreement dated February 16, 2009, between Koss Corporation and Harris N.A., a national banking association. Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.

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