Form 10-Q
period 2009-09-30
KOSS CORP
filed 2009-11-06
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2009

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

At November 2, 2009, there were 3,691,353 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$2,847,643	$1,664,407
Accounts receivable	10,280,462	8,679,606
Inventories	10,371,604	9,763,158
Deferred income taxes	720,121	720,121
Other current assets	920,153	179,549
Total current assets	25,139,983	21,006,841
Property and equipment, net	4,364,028	4,076,198
Deferred income taxes	1,237,727	1,237,727
Other assets	2,160,586	2,149,586
Total Assets	$32,902,324	$28,470,352

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Line of credit	$2,750,000	$—
Accounts payable	2,428,020	1,810,466
Accrued liabilities	1,935,695	1,153,089
Dividends payable	479,876	479,876
Income tax payable	287,681	175,568
Total current liabilities	7,881,272	3,618,999
Deferred compensation	1,095,961	1,095,961
Derivative liability	125,000	125,000
Stockholders’ investment	23,800,091	23,630,392
Total Liabilities & Stockholders’ Investments	$32,902,324	$28,470,352

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,	2009	2008

Net sales	$10,796,853	$11,486,034
Cost of goods sold	6,679,562	7,085,574
Gross profit	4,117,291	4,400,460
Selling, general and administrative expense	3,188,800	2,998,527
Income from operations	928,491	1,401,933
Other income (expense)
Royalty income	—	58,333
Interest income	—	14,053
Income before income tax provision	928,491	1,474,319
Provision for income taxes	362,112	560,555
Net income	$566,379	$913,764

Earnings per common share:
Basic earnings per common share	$0.15	$0.25
Diluted earnings per common share	$0.15	$0.25

Dividends per common share	$0.13	$0.13

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended September 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$566,379	$913,764
Adjustments to reconcile net income to net cash by operating activities:
Depreciation and amortization	252,107	289,899
Net changes in operating assets and liabilities	(1,363,103)	980,370

Net cash used in provided by operating activities	(544,617)	2,184,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(542,271)	(941,493)
Net cash used in investing activities	(542,271)	(941,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,750,000	—
Dividends paid	(479,876)	(480,395)
Net cash provided by (used in) financing activities	2,270,124	(480,395)
Net increase in cash	1,183,236	762,145
Cash at beginning of period	1,664,407	3,322,873
Cash at end of period	$2,847,643	$4,085,018

See accompanying notes to the condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.                                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). This pronouncement establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s consolidated financial statements.

The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made. All significant intercompany transactions have been eliminated. The income from operations for the quarter ended September 30, 2009 is not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2009 Annual Report on Form 10-K.

2.                                       EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending September 30, 2009 and 2008 were 3,691,353 and 3,695,351, respectively.  When dilutive, stock options are included as share equivalents using the treasury stock method.  For the quarter ended September 30, 2009 there were 2,134 common stock equivalents related to stock option grants excluded in the computation of the average number of shares outstanding for diluted earnings per common share as inclusion would have been anti-dilutive.  For the quarter ended September 30, 2008 there were no common stock equivalents.

3.                                       INCOME TAXES

We file income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2006 through 2008 for Federal and fiscal 2005 through 2008 for most states jurisdictions.

The total liability for unrecognized tax benefits was approximately $66,000 as of September 30, 2009.  The liability does not include an amount for accrued penalties.   We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the three months ended September 30, 2009.

4.                                       INVENTORIES

The classification of inventories is as follows:

	September 30, 2009	June 30, 2009
Raw materials and work in process	$4,744,356	$2,599,309
Finished goods	6,412,626	7,949,227
	11,156,982	10,548,536
LIFO reserve	(785,378)	(785,378)
	$10,371,604	$9,763,158

5.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, to, at the request of the executor of the estate, repurchase Company common stock from his estate in the event of his death.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.  The fair value of the option at September 30, 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice, if the estate elects, to repurchase is provided to the Company.  Under the agreement, the total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.  At September 30, 2009 and June 30, 2009, $125,000 has been classified as a derivative liability on the Company’s financial statements.

6.                                       DIVIDENDS DECLARED

On September 16, 2009, the Company declared a quarterly cash dividend of $0.13 per share for the stockholders of record on September 30, 2009 to be paid October 15, 2009.  Such dividend payable has been recorded at September 30, 2009.

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

A summary of stock option activity under the plan for the three months ended September 30, 2009 is as follows:

	Number of Shares (in thousands)	Range of Exercise Price Per Share	Average Exercise Price
Balance, June 30, 2009	431,654	$15.51 - $28.80	$20.70
Granted	170,000	$12.55 - $13.81	$13.51
Exercised	—	—	—
Forfeited	—	—	—
Balance, September 30, 2009	601,654	$12.55 - $28.80	$18.67

The range of options as of September 30, 2009 is as follows:

	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)
$12.55 - $15.75	206,654 / 20,654	$13.89 / $15.70	6.1
$16.76 - $19.47	183,000 / 99,500	$17.72 / $17.97	3.6
$21.42 - $28.80	212,000 / 159,000	$24.16 / $24.14	3.4
	601,654 / 279,154	$18.67 / $21.31

8.                                       CREDIT FACILITY

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010. On October 9, 2009 this credit facility was extended to December 31, 2010.  The Company can use the new credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  Outstanding draws on this credit facility at September 30, 2009 amount to $2,750,000.  There was no utilization of this credit facility at June 30, 2009.

9.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB Accounting Standards Codification (“FASB ASC”) Topic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. This update had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued expanded guidance on disclosing subsequent events, codified within ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. This standard had no impact on the Company’s financial position, results of operations or cash flows.

10.                                 SUBSEQUENT EVENT

Subsequent events have been evaluated through November 6, 2009, the date the financial statements were issued.

On October 7, 2009, the Board of Directors voted to recommend to the Company’s stockholders that the Company’s Restated Certificate of Incorporation be amended to increase the number of authorized shares of the Company’s Common Stock from 8,500,000 shares to 20,000,000 shares. At that meeting, the Board of Directors also conditionally approved a two-for-one forward stock split to be effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding on or about November 20, 2009, the proposed record date for the stock split.  The stock split is conditioned upon approval by the stockholders of the proposed amendment to the Restated Certificate of Incorporation increasing the number of shares of authorized Company Common Stock. The special meeting of stockholders to vote on the proposed amendment is scheduled to be held on November 19, 2009.  If the proposed amendment is approved, the stock split will be effected and the stock dividend pursuant to the stock split will be distributed to the Company’s stockholders on or about December 1, 2009.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

Cash used in operating activities during the three months ended September 30, 2009 amounted to $544,617. This was a result of net income for the period adjusted for changes in operating assets and   current liabilities.

Capital expenditures for new equipment (including production tooling) were $542,271 for the three months ended September 30, 2009.  Capital expenditures for fiscal year 2010 are expected to be approximately $2 million.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Stockholders’ investment increased to $23,800,091 at September 30, 2009, from $23,630,392 at June 30, 2009.  The net increase reflects net income and is offset by the effect of dividends declared and stock compensation expense.

On February 16, 2009, the Company entered into a new credit facility for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010. On October 9, 2009 this credit facility was extended to December 31, 2010.  The Company can use the new credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bear interest at either the bank’s most recently publicly announced prime rate or at a LIBOR-based rate determined in accordance with the loan agreement. This credit facility includes financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  Outstanding draws on this credit facility at September 30, 2009 amount to $2,750,000.  There was no utilization of this credit facility at June 30, 2009.

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

For the quarter ended September 30, 2009, the Company purchased no shares of its common stock.

From the commencement of the Company’s stock repurchase program through September 30, 2009, the Company has purchased a total of 5,474,102 shares for a total gross purchase price of $52,768,873 (representing an average gross purchase price of $9.64 per share) and a total net purchase price of $41,945,130 (representing an average net purchase price of $7.66 per share).  The difference between the total gross purchase price and the total net purchase price is the result of the Company receiving from employees cash acquired from such employees pursuant to the Company’s stock option program.  In determining the dollar amount available for additional purchases under the stock repurchase program, the Company uses the total net purchase price by the Company for all stock purchases, as authorized by the Board of Directors.

The Company also has an Employee Stock Ownership Plan and Trust (“ESOP”) pursuant to which shares of the Company’s common stock are purchased by the ESOP for allocation to the accounts of ESOP participants.  There were no ESOP purchases of the Company’s common stock for the three months ended September 30, 2009.

Results of Operations

Net sales for the first quarter ended September 30, 2009 declined by 6% to $10,796,583 from $11,486,034 for the same period in 2008.  The decrease is primarily the result of soft retail sales in the United States and Europe.

Gross profit as a percent of net sales was 38% for the quarter ended September 30, 2009 compared to 38% for the quarter ended September 30, 2008.

Selling, general and administrative expenses for the quarter ended September 30, 2009 were $3,188,800 or 30% of net sales, compared to $2,998,527 or 26% of net sales for the same period in 2008.  This increase is due to extra costs incurred related to engineering, research development and marketing.

For the first quarter ended September 30, 2009, income from operations was $928,491 versus $1,401,933 for the same period in the prior year, a 37% decrease.  Net income for the quarter fell by 38% to $566,379 from $913,764 for the same period in 2008.  The decreases in income from operations and net income are primarily due to spending on new product development, soft retail sales worldwide and a less profitable product mix.

Royalty income for the quarter ended September 30, 2009 was zero compared to $58,333 for the quarter ended September 30, 2008.  The decrease in royalty income was the result of the termination of the license for the Company’s sole licensee.

Interest income for the quarter was zero compared to $14,053 for the same quarter in 2008.  Interest income fluctuates in relation to cash balances on hand throughout the year and fluctuations in interest rates earned.

The provision for income taxes was $362,112 and $560,555 for the quarters ended September 30, 2009 and 2008, respectively.   The effective tax rate was 39% for each quarter.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB Accounting Standards Codification (“FASB ASC”) Topic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. This update had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued expanded guidance on disclosing subsequent events, codified within ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. This standard had no impact on the Company’s financial position, results of operations or cash flows.

Recent Developments

On September 10, 2009, Nasdaq notified the Company that it no longer met the 750,000 minimum publicly held shares requirement under Listing Rule 5450(b)(1)(B) for continued listing on The Nasdaq Global Market.  On September 24, 2009, the Company submitted its compliance plan to Nasdaq proposing to implement a two-for-one forward stock split of the Company’s Common Stock.  The proposed stock split would cause the Company’s total number of publicly held shares to exceed the 750,000 minimum threshold while maintaining the Company’s compliance with Nasdaq’s other continued listing requirements. On September 29, 2009, Nasdaq granted the Company an extension of time in order to allow the Company to regain compliance with Nasdaq’s listing requirements. The Company must regain compliance by December 24, 2009.

At a meeting held on October 7, 2009, the Board of Directors conditionally approved a two-for-one forward stock split to be effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding on or about November 20, 2009, the proposed record date for the stock split. The stock split is conditioned upon approval by the stockholders of an increase in the number of authorized shares of the Common Stock of the Company from 8,500,000 shares to 20,000,000 shares.  A special meeting of stockholders to vote on the proposed increase is scheduled to be held on November 19, 2009.  If approved, the stock split will be effected and the stock dividend will be distributed to the Company’s stockholders on or about December 1, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 1             Legal Proceedings

None.

Item 1A          Risk Factors

Not applicable.

Item 2             Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended September 30, 2009, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2009)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

July 1 — July 31	—	$0.00	—	$2,125,887

August 1 — August 31	—	$0.00	—	$2,125,887

September 1 — September 30	—	$0.00	—	$2,125,887

(1)   In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,374,113 had been expended through September 30, 2009.

Item 3             Defaults Upon Senior Securities

None.

Item 4             Submission of Matters to Vote of Security-Holders

(a)                                  On October 7, 2009, an Annual Meeting of Stockholders was held.

(b)                                 Proxies for the election of directors were solicited pursuant to Regulation 14.  There was no solicitation in opposition to management’s nominees, and all such nominees were elected.

(c)                                  There were 3,695,351 shares of common stock eligible to vote at the Annual Meeting, of which 3,493,473 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum.  The following is a summary of the results of the voting:

	Number of Votes		Broker
	For	Withheld	Non-Votes
Nominees for 1-year terms ending in 2010:

John C. Koss	3,480,540	12,933	0
Thomas L. Doerr	3,479,940	13,533	0
Michael J. Koss	3,479,745	13,728	0
Lawrence S. Mattson	3,479,031	14,442	0
Theodore H. Nixon	3,480,340	13,133	0
John J. Stollenwerk	3,480,140	13,133	0

	Number of Votes		Broker
	For	Against	Abstain	Non-Votes
Appointment of Grant Thornton LLP as independent auditors for the year ending June 30, 2010	3,490,289	474	2,710	0

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

KOSS CORPORATION

Date: November 6, 2009	/s/	Michael Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer,
Chief Financial Officer

Date: November 6, 2009	/s/	Sue Sachdeva
Sue Sachdeva
Vice President-Finance,
Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Koss Corporation. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

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

10.13

Amendment and Extension Agreement between Koss Corporation and Logitech Electronics Inc. dated May 1, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.14

License Agreement dated June 30, 2003 between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.15

Amendment to License Agreement dated August 1, 2005, between Koss Corporation and Sonigem Products, Inc. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

10.16

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