Form 10-Q
period 2009-12-31
KOSS CORP
filed 2010-02-16
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

A DELAWARE CORPORATION	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐ (See Explanatory Note)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At February 16, 2010, there were 7,382,706 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION
FORM 10-Q
December 31, 2009

EXPLANATORY NOTE

As previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010, Koss Corporation (“Company”) recently discovered certain unauthorized financial transactions from at least its fiscal year ended June 30, 2005 and through December 2009.  The following is a brief summary of events that occurred since the Company discovered the unauthorized transactions:

•                  On December 21, 2009, at the Company’s request, NASDAQ halted trading of the Company’s common stock after the Company discovered evidence of the unauthorized transactions.  The Company announced that a committee of independent directors, with the assistance of forensic accountants and independent counsel, would conduct an internal investigation of the unauthorized transactions (“Independent Investigation”).

•                  On December 23, 2009, the Company terminated Sujata Sachdeva, its Vice President of Finance, Principal Accounting Officer and Secretary.  On January 4, 2010, the Company also terminated a senior accountant and a staff accountant.

•                  On December 24, 2009, the Company announced that the Independent Investigation covered the fiscal years since 2006 and that the previously issued financial statements on Forms 10-K for the fiscal years ended June 30, 2006 through 2009 and on Form 10-Q for the three months ended September 30, 2009 should no longer be relied upon.

•                  On January 4, 2010, the Company announced that, upon a recommendation from its Audit Committee and approval by the Board of Directors, it dismissed Grant Thornton LLP as its independent auditor effective December 31, 2009.  The Company also announced that the committee of independent directors, on the recommendation of its advisors and management, expanded the scope of the Independent Investigation to include fiscal year 2005, and advised that its previously issued financial statements on Form 10-K for that year should no longer be relied upon. The Company also announced that preliminary estimates indicated that the amount of unauthorized transactions since fiscal year 2005 exceeded $31 million.

•                  On January 5, 2010, the Company, upon a recommendation from its Audit Committee and approval by the Board of Directors, appointed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as its independent auditor.

•                  On January 11, 2010, the Company released preliminary and unaudited estimates of the total amounts of the unauthorized transactions since fiscal year 2005 as follows:

•	FY 2005:	$2,195,477
•	FY 2006:	$2,227,669
•	FY 2007:	$3,160,310
•	FY 2008:	$5,040,968
•	FY 2009:	$8,485,937
•	Q1 FY 2010:	$5,326,305
•	Q2 FY 2010:	$4,917,005

•                  On January 11, 2010, NASDAQ resumed trading of the Company’s common stock.

•                  On January 18, 2010, the Company announced the appointment of David D. Smith as Executive Vice President, Chief Financial Officer and Principal Accounting Officer and that Michael Koss stepped down as Chief Financial Officer effective upon Mr. Smith’s appointment.

As a result of the unauthorized transactions and the events described herein, the Company will restate its previously issued consolidated financial statements for the fiscal years ended June 30, 2008 and 2009 and for each of the quarterly periods in the fiscal years then ended, and for the quarter ended September 30, 2009.  Baker Tilly will audit the Company’s restated consolidated financial statements for the fiscal years ended June 30, 2008 and 2009.  The Company intends to amend its annual report on Form 10-K for the fiscal year ended June 30, 2009 and its quarterly reports on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and September 30, 2009.

The Company is also assisting with the Independent Investigation by responding to requests and inquiries from the committee of independent directors and its forensic accountants and independent counsel, and intends to pursue proceeds from the sale of items seized by law enforcement authorities, as well as from insurance coverage, potential claims against third parties and tax refunds.  The Company is also addressing the legal matters described in Part II, Item 1 Legal Proceedings and continues to cooperate with law enforcement and regulatory authorities in their investigations.

Because of the events described above, the Company’s unaudited consolidated financial statements for the quarter ended December 31, 2009 are not yet available and are not included in this quarterly report on Form 10-Q.  The Company intends to amend this Form 10-Q to include the quarterly unaudited consolidated financial statements as soon as practicable after the restatements of the Company’s previously issued consolidated financial statements are completed.

Because the Company is unable to file its quarterly unaudited consolidated financial statements in this Form 10-Q, the Company may be considered not to be current in its filings under the Securities Exchange Act of 1934. The Company is evaluating the impact of filing a partial Form 10-Q under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the federal securities laws.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by this Item is not included in this Form 10-Q.  Please see the discussion in the Explanatory Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because the Company’s unaudited consolidated financial statements for the quarter ended December 31, 2009 are not yet available and are not included in this quarterly report on Form 10-Q, the Company is unable to provide comprehensive disclosure and discussion in this section.  The Company intends to file an amendment to this Form 10-Q after the restatements of the Company’s previously issued consolidated financial statements are completed.

Results of Operations for the Quarter Ended December 31, 2009

As previously reported, the Company announced that preliminary estimates of the Independent Investigation indicated that the amount of unauthorized transactions since fiscal year 2005 exceeded $31 million.  The Company’s results of operations have been affected during these years by the unauthorized transactions.  Although the Independent Investigation is not complete, it appears that approximately $5.0 million in unauthorized transactions occurred in the quarter ended December 31, 2009.  This $5.0 million amount is included in the total estimated amount of over $31 million of unauthorized transactions that occurred since fiscal year 2005.  Notwithstanding the disruption resulting from the discovery of the unauthorized transactions, the Company is operating in the normal course of business and expects the absence of such unauthorized transactions to improve its future results of operations.

Liquidity and Capital Resources

The Company anticipates that its current liquidity and cash flow from operations will meet its cash requirements for operations, including the additional investigation costs related to the unauthorized transactions, and new product development.  The Company’s cash and cash equivalents have increased since December 31, 2009.  The unauthorized transactions adversely affected the Company’s cash flow from operations.  The absence of such unauthorized transactions can be expected to result in improved cash flow in the future.  Although the Company expects to incur certain costs in connection with the investigation of and legal proceedings related to the unauthorized transactions, the Company will pursue reimbursement of these costs through its available insurance coverage.

As of December 31, 2009 and as of the date of this quarterly report on Form 10-Q, the outstanding balance on the Company’s credit facility with Harris, N.A. (the “Bank”) was $5.9 million.  The Company does not anticipate drawing additional amounts on the credit facility to support the Company’s short term cash requirements.  See Part II, Item 1A Risk Factors for a description of the risks associated with the credit facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures that were designed to and believed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  It is possible for even the best control system to be circumvented by those with the intent, knowledge and opportunity to do so.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is reevaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report, to identify any enhancements that may provide greater comfort that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Internal Controls.  The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company have been detected.  Although numerous actions were taken beginning in late December 2009 following the discovery of the unauthorized transactions, including changes relating to the Company’s banking procedures and certain other internal policies and procedures, as well as the other actions described in the Explanatory Note, the Company implemented no formal changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently working on its plan to document, assess and test the Company’s internal control over financial reporting in anticipation of complying with the auditor attestation report requirement of Section 404 of the Sarbanes-Oxley Act of 2002.  The Company expects that enhancements to the Company’s internal control over financial reporting will be implemented and that the auditor attestation will be provided in the Company’s next annual report.

PART II
OTHER INFORMATION

Item 1.                                                           Legal Proceedings

The Company was not subject to any material legal proceedings during the period covered by this quarterly report.  However, as a result of the unauthorized transactions, the following matters arose during January 2010:

•                  On January 11, 2010, the Company received a letter from a law firm stating that it represented a shareholder and demanding that the Company’s Board of Directors investigate and take legal action against all responsible parties to ensure compensation for the Company’s losses stemming from the unauthorized transactions.  The Company’s legal counsel has responded preliminarily to the letter indicating that the Board of Directors will determine the appropriate course of action after the Independent Investigation is completed.

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Ms. Sachdeva.  The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  See David A Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company immediately brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating fully with the ongoing SEC investigation.

Item 1A.                                                  Risk Factors

In addition to the other information set forth in this report and in the Form 8-K Current Reports referred to in the Explanatory Note, you should also carefully consider the risk factors discussed below and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect the Company’s business, financial condition or operating results.  These risks are not the only risks facing the Company.  Additional risk and uncertainties not currently known that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

The Company is currently unable to determine the extent to which the unauthorized transactions will affect the Company’s previously issued consolidated financial statements.

As described in the Explanatory Note, the Company is restating its previously issued consolidated financial statements since fiscal year 2008 because of the unauthorized transactions during that period.  As of the date of this quarterly report, the Company has not determined the effect of the unauthorized transactions on its financial statements for the applicable periods.  The restatements could result in materially adverse adjustments to the Company’s previously reported financial results.

The Company is currently unable to assess the amounts that may be recovered through the proceeds from the sale of items seized by law enforcement, insurance, potential claims against third parties or tax refunds.

The Company has estimated that the amount of the unauthorized transactions exceeds $31 million since fiscal year 2005.  Over 25,000 items have been seized by law enforcement authorities. Although the Company intends to pursue proceeds from the sale of items seized by law enforcement authorities, as well as from insurance coverage, potential claims against third parties and tax refunds, the Company cannot reasonably assess the amounts or timing of such recoveries.  The Company’s inability to recover its losses could have a significant and adverse effect on its future financial condition.

The Company’s inability to file its quarterly financial statements in this Form 10-Q in a timely manner could result in a loss of liquidity for the Company’s common stock if its shares are delisted by the NASDAQ Stock Exchange.

The Company’s inability to timely file quarterly financial statements for the period ended December 31, 2009 may lead NASDAQ to assert a violation of its continued listing rules and may result in delisting of the Company’s common stock from the NASDAQ Stock Exchange.  Such delisting may cause a loss of liquidity for shares of the Company’s common stock.  The Company is working diligently to complete the restatements of the Company’s previously issued consolidated financial statements since fiscal year 2008 and the Company intends to amend the applicable periodic reports as promptly as it is able to do so.  The Company cannot predict with certainty when these financial statements will be available or what action NASDAQ will take in response to the partial filing of this Form 10-Q.

Legal proceedings related to the unauthorized transactions may adversely affect the Company’s results of operations, cash flows and financial condition.

As further described in Part II, Item 1, Legal Proceedings, the Company is currently addressing several legal matters related to the unauthorized transactions. The Company is unable at this time to quantify its exposure, if any.  The costs of dealing with these matters and any penalties and awards that may be assessed against the Company could be substantial, and may adversely affect the Company’s future results of operations, cash flows and financial condition.

The Company’s stock price may fluctuate as a result of the unauthorized transactions and because of the uncertainties about their effect on the Company’s financial condition.

Uncertainties about the effect of the unauthorized transactions and significant developments related to the unauthorized transactions, such as the results of the restatements of the Company’s previously issued consolidated financial statements, the legal matters described above or the results and recommendations of the Independent Investigation, could cause fluctuation in the Company’s stock price.  The Company’s common stock could also be subject to wide fluctuations in response to additional business factors such as the following:

•                  the sale or availability for sale of substantial amounts of the Company’s common stock;

•                  actual or anticipated fluctuations in the Company’s operating results or its competitors’ operating results;

•                  announcements by the Company or its competitors of new products;

•                  capacity changes, significant contracts, acquisitions or strategic investments;

•                  the Company’s growth rate and its competitors’ growth rates;

•                  changes in stock market analyst recommendations regarding the Company, its competitors or the industry generally, or lack of analyst coverage of the Company’s common stock;

•                  sales of the Company’s common stock by its executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and

•                  changes in accounting principles.

The effect of the discovery of the unauthorized transactions on the Company’s credit facility with Harris, N.A. is uncertain.

The Company is party to a credit facility under which the Company has an outstanding balance of approximately $5.9 million.  The Company notified the Bank of the unauthorized transactions immediately after they were discovered.  Since then, the Company and the Bank have been in discussions about what actions, if any, the Bank may take in response to the unauthorized transactions.  The Bank may declare an event of default under the credit facility, which could result in the inability of the Company to draw funds under, or lead to acceleration of the maturity and/or termination of, the credit facility.

The credit facility contains affirmative, negative and financial covenants customary for financings of this type.  The Company’s ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond the Company’s control could affect its ability to comply with and maintain the financial tests and ratios required by this indebtedness.  Any failure by the Company to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to a substantial portion of its debt which would result in the acceleration of the maturity and/or the termination of the credit facility.  Even if the Company is able to comply with all applicable covenants, the restrictions on its ability to operate its business in its sole discretion could harm the business by, among other things, limiting its ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase its common stock from time to time for its own account.  No purchases were made by the Company under the stock repurchase program during the quarter ended December 31, 2009.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

On November 19, 2009, the Company held a Special Meeting of Stockholders (the “Special Meeting”).  The Special Meeting was held in order for the stockholders to approve the increase in the number of authorized shares of the Company from eight million five hundred thousand (8,500,000) to twenty million (20,000,000) with a $0.005 par value in order to accommodate a two-for-one forward stock split. On September 10, 2009, NASDAQ notified the Company that it no longer met the 750,000 minimum publicly held shares requirement under Listing Rule 5450(b)(1)(B) for continued listing on The NASDAQ Global Market. The proposed stock split would cause the Company’s total number of publicly held shares to exceed the 750,000 minimum threshold while maintaining the Company’s compliance with NASDAQ’s other continued listing requirements, thus bringing the Company into compliance with Listing Rule 5450(b)(1)(B).

There were 3,691,353 shares of common stock eligible to vote at the Special Meeting, of which 3,049,141 shares were present at the Special Meeting in person or by proxy, which constituted a quorum.  The following is a summary of the results of the voting:

		Number of Votes		Broker
	For	Against	Abstain	Non-Votes
Proposal to Authorize the Board of Directors, in its Discretion, to Amend the Company’s Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock	3,047,367	1,574	200	0

On November 19, 2009, after the Special Meeting, the Company filed the amendment to the Restated Certificate of Incorporation increasing the number of authorized shares to 20,000,000.  On December 1, 2009, the Company completed the stock split by distributing a stock dividend of one share of common stock for each share of common stock outstanding on November 20, 2009, the record date for the stock split.

Item 5.                                                         Other Information

None.

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

KOSS CORPORATION

Date: February 16, 2010	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President and
Chief Executive Officer

Date: February 16, 2010	/s/ David D. Smith
David D. Smith
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009.*

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

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

*	Filed herewith