Form 10-Q
period 2010-03-31
KOSS CORP
filed 2010-05-17
CIK 56701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (See Explanatory Note)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At May 17, 2010, there were 7,382,706 shares outstanding of the registrant’s common stock, $0.005 par value per share.

KOSS CORPORATION
FORM 10-Q
March 31, 2010

EXPLANATORY NOTE

As discussed in the Explanatory Note to the Form 10-Q for the quarter ended December 31, 2009, Koss Corporation (“Company”) discovered in December 2009 certain unauthorized financial transactions from at least its fiscal year ended June 30, 2005 through December 2009.  As a result of the unauthorized transactions, the Company will restate its previously issued consolidated financial statements for the fiscal years ended June 30, 2008 and 2009 and for each of the quarterly periods in the fiscal years then ended, and for the quarter ended September 30, 2009.  Baker Tilly Virchow Krause, LLP (“Baker Tilly”), the Company’s independent auditor, has been engaged to audit the Company’s restated consolidated financial statements for the fiscal years ended June 30, 2008 and 2009.  The Company intends to amend its annual report on Form 10-K for the fiscal year ended June 30, 2009 and its quarterly reports on Form 10-Q for the quarters September 30, 2009 and December 31, 2009, and expects these amendments to be filed no later than June 30, 2010.  Because of these events described above, the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2010 are not yet available and are not included in this quarterly report on Form 10-Q.  The Company intends also to amend this Form 10-Q to include the quarterly unaudited consolidated financial statements as soon as practicable after the restatements of the Company’s previously issued consolidated financial statements are completed.

The Company is also assisting an independent investigation being conducted by a committee of independent directors and its independent counsel (“Independent Investigation”).  The Company intends to pursue proceeds from the sale of items seized by law enforcement authorities, as well as from insurance coverage, potential claims against third parties and tax refunds.  The Company is also addressing the legal matters described in Part II, Item 1 Legal Proceedings and continues to cooperate with law enforcement and regulatory authorities in their investigations.

Because the Company is unable to file its quarterly unaudited consolidated financial statements in this Form 10-Q, the Company may not be considered to be current in its filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or in compliance with NASDAQ Listing Rule 5250(c)(1), which requires the timely filing of financial statements in periodic reports.  In connection with  its partial filing of the Form 10-Q for the quarter ended December 31, 2009, which also did not include quarterly unaudited consolidated financial statements, the Company received from NASDAQ a notification of non-compliance with Listing Rule 5250(c)(1).  In the compliance plan submitted by the Company, which has been accepted by NASDAQ, the Company proposed to file the amended Form 10-Q with the required quarterly unaudited financial statements for the period ended December 31, 2009 no later than June 30, 2010.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by this Item is not included in this Form 10-Q.  Please see the discussion in the Explanatory Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2010 are not yet available and are not included in this quarterly report on Form 10-Q, the Company is unable to provide comprehensive disclosure and discussion in this section.  The Company intends to file an amendment to this Form 10-Q after the restatements of the Company’s previously issued consolidated financial statements are completed.

Results of Operations for the Quarter Ended March 31, 2010

As previously reported, the Company announced that preliminary estimates of the Independent Investigation indicated that the amount of unauthorized transactions since fiscal year 2005 exceeded $31 million.  The Company’s results of operations have been affected during these years by the unauthorized transactions.  Although the unauthorized transactions ended in December 2009, the Company incurred investigation and other legal costs associated with the unauthorized transactions during the quarter ended March 31, 2010.  The Company is pursuing reimbursement of these expenses pursuant to its available insurance coverage.  The Company received $1 million of insurance proceeds under its fidelity coverage in the quarter.  Notwithstanding the disruption resulting from the discovery of the unauthorized transactions in December 2009, the Company operated in the normal course of business during the quarter ended March 31, 2010.

Liquidity and Capital Resources

The Company anticipates that its current liquidity and cash flow from operations will meet its cash requirements for operations, including the additional investigation costs related to the unauthorized transactions, and new product development.  The Company’s cash and cash equivalents have increased since discovery of the unauthorized transactions.  Although the Company has incurred certain costs in connection with the investigation of and legal proceedings related to the unauthorized transactions, the Company is pursuing reimbursement of these costs through its available insurance coverage as described above.

As of March 31, 2010, the outstanding balance on the Company’s credit facility with Harris, N.A.  was $5.9 million.  This balance did not change during the quarter ended March 31, 2010.  During the quarter, the Company was able to reduce outstanding amounts due to suppliers by $4.9 million without drawing additional amounts on this credit facility.  On May 12, 2010, the Company repaid the entire $5.9 million balance on this credit facility and terminated the loan agreement with Harris, N.A.

On May 12, 2010, the Company entered into a new credit facility with JPMorgan Chase Bank, N.A.  As of May 17, 2010, which is the date of this filing, the Company had an outstanding balance of $3.4 million under this credit facility.   See the “Recent Developments” for additional description of the new credit facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the main plant in Milwaukee, Wisconsin, which it leases from its Chairman, John C. Koss.  On August 15, 2007, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  At anytime during this period the Company has the option to renew the lease for an additional five years for the period commencing July 1, 2013 and ending June 30, 2018 under the same terms and conditions.  The lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

Recent Developments

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8 million revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Credit Agreement expires on July 31, 2013 (“Maturity Date”).  Accrued and unpaid interest on loans under the Credit Agreement is due and payable monthly.  Lender may accelerate repayment of any amounts outstanding if any event of default, as more fully described in the Credit Agreement, shall occur.  In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2 million, and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions, and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.

The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 (the “Security Agreement”) under which the Company granted the Lender a security interest in the Company’s personal property and other assets in connection with the Company’s obligations under the Credit Agreement.

On May 12, 2010, the Company also terminated its loan agreement with Harris, N.A. and repaid the entire $5.9 million balance outstanding.

The descriptions of the Credit Agreement and the Security Agreement are qualified in their entirety by the actual agreements, which have been filed as exhibits to this quarterly report on Form 10-Q.

Recently Issued Financial Accounting Pronouncements

None.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is reevaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) to identify any enhancements that may provide greater comfort that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  In particular, the Company is currently working with outside consultants on its plan to document, assess and test the Company’s internal control over financial reporting in anticipation of complying with Section 404 of Sarbanes-Oxley as required.

(b)                                 Changes in Internal Controls.  The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company have been detected.  Numerous actions were taken beginning in late December 2009 following the discovery of the unauthorized transactions, including changes relating to the Company’s banking procedures and certain other internal policies and procedures.  These actions, many of which occurred during the Company’s most recent fiscal quarter, enhance, and are expected to improve, the Company’s internal control over financial reporting.  Other improvements relating to enhancing the Company’s internal controls relate to increased documentation of the Company’s controls, improved account reconciliations, and additional review and approval processes.  The Company is planning to provide a more detailed description of these actions in the amended Form 10-K for the fiscal year ended June 30, 2009, as described in the Explanatory Note.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings

The Company became subject to the following material legal proceedings during the period covered by this quarterly report as a result of the unauthorized transactions:

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

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva.  The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating fully with the ongoing SEC investigation.

•                  On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit names as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton LLP, and Koss Corporation (as a nominal defendant); the second suit names the same parties except Grant Thornton LLP. Among other things, both suits allege various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits have been consolidated under Master File No. 10CV002422.

Item 1A.                                                  Risk Factors

In addition to the other information set forth in this report and the reports referenced therein, you should also carefully consider the risk factors discussed below, which could materially affect the Company’s business, financial condition or operating results.  These risks are not the only risks facing the Company.  Additional risk and uncertainties not currently known that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

The Company is currently determining the extent to which the unauthorized transactions will affect the Company’s previously issued consolidated financial statements.

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

The Company’s inability to file its quarterly financial statements on Form 10-Q in a timely manner could result in a loss of liquidity for the Company’s common stock if its shares are delisted by the NASDAQ Stock Exchange.

On February 16, 2010, the Company filed a partial 10-Q for the period ended December 31, 2009 that did not include quarterly financial statements.  NASDAQ previously notified the Company of its noncompliance with Listing Rule 5250(c)(1), and accepted the Company’s plan to file by June 30, 2010 its amended quarterly unaudited financial statements for the period ended December 31, 2009.  This partial 10-Q for the period ended March 31, 2010 also does not include quarterly financial statements, and likely will result in another notification by NASDAQ of the Company’s noncompliance with Listing Rule 5250(c)(1).  If the Company is unable to provide these quarterly financial statements on a timeline that is acceptable to NASDAQ, then the Company’s shares may be delisted.  Such delisting may cause a loss of liquidity for shares of the Company’s common stock.  The Company is working diligently to complete the restatements of the Company’s previously issued consolidated financial statements since fiscal year 2008 and the Company intends to amend the applicable periodic reports as promptly as it is able to do so.  Although the Company is planning to file the restatements by June 30, 2010, the Company cannot predict with certainty when these financial statements will actually be available or what action NASDAQ will take in response to the partial filing of this Form 10-Q.

Legal proceedings related to the unauthorized transactions may adversely affect the Company’s financial condition.

As further described in Part II, Item 1, Legal Proceedings, the Company is currently addressing several legal matters related to the unauthorized transactions. The Company is unable at this time to quantify its exposure, if any.  The costs of dealing with these matters and any penalties and awards that may be assessed against the Company could be substantial, and may adversely affect the Company’s financial condition.

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

Reduction in present levels of cash flow could adversely affect the Company’s business.

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

Failure to attract and retain customers to sell the Company’s products could adversely affect sales volume and future profitability.

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

Shift in customer specifications to lower priced items can reduce profit margins negatively, impacting profitability.

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

Poor economic conditions can restrict or limit product placement, sales and replenishment which could decrease profits.

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

Management is subject to decisions made outside its control which could directly affect future profitability.

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

Accounts receivable amounts due from our customers can be lost as a result of customer bankruptcy, operational difficulty, or failure to pay, negatively impacting future profitability.

The Company has significant accounts receivable or other amounts due from the Company’s customers.  Terms of payment for customers generally range from cash in advance to net 90 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will insure accounts receivables will not do so for the Company’s largest mass market customers.  The Company derives most of its sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

Company profits can suffer from interruptions in supply chain.

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

Fluctuations in currency exchange rates could affect pricing of products and cause customers to purchase lower-priced, less profitable products and could affect overall demand for the Company’s products.

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

Company profits can suffer from increasing manufacturing costs in China as a result of increased wages and wage taxes.

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

The Company uses third party carriers to ship its products which may pass on increases in transportation-related fuel cost to the Company which can reduce profit margins, negatively impacting profitability.

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

Consistency of the Company’s business with several U.S. retailers.

The Company is concerned about the consistency of business with several U.S. retailers for the coming year.  The recent tightening of credit availability worldwide caused all retailers to sharply curtail inventory increases in advance of this year’s holiday season.  The Company has already seen some consolidation in product lines, and item elimination, or reductions at several big box retailers.  The Company also recognizes the struggle that many of the Company’s automobile customers have been reporting in the news, and the potential impact that a reduction in automobile unit sales might have upon our rear seat entertainment products’ for the automotive market in the coming fiscal year.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.

Our ability to enforce our patents, copyrights, licenses, trademarks and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business.

Third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business.

As a result of such intellectual property claims, we could be required or otherwise decide that it is appropriate to:

•                  pay damages related to third-party infringement or other claims;

•                  discontinue manufacturing, using, or selling particular products;

•                  discontinue using certain technology or processes;

•                  develop other technology, which could be time-consuming and costly or may not be possible; and/or

•                  license technology from a third party claiming infringement, which license may not be available on commercially reasonable terms.

In addition, governments may adopt regulations, and governments or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies.  Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be harmed.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase its common stock from time to time for its own account.  No purchases were made by the Company under the stock repurchase program during the quarter ended March 31, 2010.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Other Information

None.

Item 5.                                                         Exhibits

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

KOSS CORPORATION

Date: May 17, 2010	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President and
Chief Executive Officer

Date: May 17, 2010	/s/ David D. Smith
David D. Smith
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

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

10.12	Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.*

10.13	Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.*

* Filed herewith