Form 10-K/A
period 2009-06-30
KOSS CORP
filed 2010-06-30
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.005 par value	The Nasdaq Stock Market LLC

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☐	Accelerated filer ☐

	Non-accelerated filer ☐	Smaller reporting company ☒
(Check one):	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2008 was approximately $10,718,152 (based on the $4.65 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2008, as adjusted for the stock split on December 1, 2009).

On August 1, 2009 and on June 30, 2010, 7,382,706 shares of voting common stock were outstanding as adjusted for the stock split on December 1, 2009.

Documents Incorporated by Reference

Part III of this Form 10-K/A incorporates by reference information from Koss Corporation’s Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K/A.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-K/A

JUNE 30, 2009

EXPLANATORY NOTE

This Annual Report on Form 10-K/A for the year ended June 30, 2009 includes our restated consolidated balance sheets as of June 30, 2009 and 2008, and the related restated consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.

Koss Corporation and its consolidated wholly-owned subsidiary (the “Company”) is restating its previously issued consolidated financial statements and related notes to the consolidated financial statements primarily to reflect adjustments relating to the unauthorized transactions previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010.  These adjustments are more fully described in Note 2 to the restated consolidated financial statements included in this Form 10-K/A.

Unauthorized Transactions — On December 18, 2009, the Company learned of certain unauthorized transactions made by Sujata Sachdeva, its former Vice President of Finance and Principal Accounting Officer.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s existing internal controls and established operating procedures.  In carrying out the unauthorized transactions, these three former employees failed to adhere to the Company’s existing procedures for processing payments and concealed the misappropriations from management, including the directors and remaining officers of the Company.  Ms. Sachdeva and these other former employees were terminated shortly after the Company learned of the unauthorized transactions. On January 20, 2010, Ms. Sachdeva was indicted in connection with these misappropriations from the Company.

As previously disclosed, approximately $31,500,000 was misappropriated from fiscal year 2005 through December 2009.  Approximately $30,900,000 or 98.1% of the total $31,500,000 of the unauthorized transactions was misappropriated by circumventing the Company’s internal controls and other operating procedures for the payment of Company expenditures by using wire transfers or cashier’s checks to pay for Ms. Sachdeva’s personal expenditures.  Of the $30,900,000, approximately $8,500,000 and $5,100,000 was misappropriated by use of these means during 2009 and 2008, respectively.  Misappropriations by use of wire transfers or cashier’s checks totaled $10,300,000 during fiscal year 2010.  The balance of the misappropriations of approximately $600,000, or 1.9% from the total amount of $31,500,000 from fiscal year 2005 through December 2009, was carried out by circumventing the Company’s internal controls and other operating procedures involving the Company’s petty cash system, manual check system and traveler’s checks policy.  Out of the estimated $600,000 of these types of transactions, approximately $91,000 and $110,000 occurred during years 2009 and 2008, respectively.  Approximately $107,000 of misappropriations involving the use of the Company’s petty cash system, manual check system and traveler’s checks policy occurred during 2010.

Company’s Actions and Other Events — The following summarizes the Company’s key actions and other significant events since the Company learned of the unauthorized transactions:

•                                          On December 18, 2009, the Company appointed a committee of independent directors (“Independent Committee”), which thereafter engaged independent counsel and forensic accountants to conduct an internal investigation of the unauthorized transactions (“Independent Investigation”).

•                                          On December 21, 2009, at the Company’s request, NASDAQ halted trading of the Company’s common stock.

•                                          Ms. Sachdeva was suspended on December 21, 2009.  On December 23, 2009, the Company terminated Ms. Sachdeva.  On January 4, 2010, the Company terminated the two other members of its accounting department.

•                                          On December 24, 2009 and January 4, 2010, the Company announced that its previously issued financial statements since fiscal year 2006 should not be relied upon.

•                                          On January 4, 2010, the Company announced that, upon a recommendation from the Audit Committee and approval by the Board of Directors, it dismissed Grant Thornton, LLP as its independent auditor effective December 31, 2009.

•                                          On January 5, 2010, the Company, upon a recommendation from the Audit Committee and approval by the Board of Directors, appointed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as its independent auditor.

•                                          On January 11, 2010, the Company released preliminary and unaudited estimates (subsequently updated, as shown below) of the unauthorized transactions since fiscal year 2005 as follows:

•	FY 2005:	$2,257,079
•	FY 2006:	$2,284,124
•	FY 2007:	$3,509,861
•	FY 2008:	$5,099,900
•	FY 2009:	$8,498,434
•	Q1 FY 2010:	$5,324,164
•	Q2 FY 2010:	$4,962,824

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

•                                          In February 2010, the Company strengthened its accounting staff by recruiting an experienced Controller and an experienced Credit Manager.

•                                          The Company’s remedial actions taken beginning in late December 2009 following the discovery of the unauthorized transactions include:

•                  Changed the Company’s banking procedures and certain other internal policies and procedures;

•                  Enhanced the Company’s internal controls by increasing documentation of the Company’s controls, improving the account reconciliation processes and implementing additional review and approval processes;

•                  Recruited new personnel in the accounting department, which has improved the segregation of duties regarding the initiation, approval, recording and reconciliation of cash transactions, including wire transfers;

•                  Increased supervision over cash through improved monitoring, reconciling and reporting to management;

•                  Engaged a consulting firm to support management’s review and implementation of an improved system of internal controls;

•                  Established Michael Koss as the CEO or John Koss, Jr. as the Vice President of Sales as the only approved signatories on the Company’s bank accounts;

•                  Reinforced the Company’s Code of Conduct, Code of Ethics and Whistleblower Policy to all of its employees, officers and directors.

•                                          The Company has consulted with the Independent Committee conducting the Independent Investigation and the Independent Committee has concurred with the remedial actions taken by the Company.

•                                          The Company continues to cooperate with law enforcement, the SEC, and the Independent Committee in their ongoing investigations of and related to the unauthorized transactions.

Restatement — Baker Tilly was engaged to perform audits of the Company’s restated consolidated financial statements as of June 30, 2009 and 2008 and for the years then ended.  The Company’s previously filed annual reports on Form 10-K, quarterly reports on Form 10-Q, earnings releases and other similar communications prior to the restated periods, the consolidated financial statements, reports of the previous independent registered public accounting firm and related financial information contained in such previously filed reports should not be relied upon.

The restated consolidated financial statements included in this Form 10-K/A, correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented.  The errors resulted from falsifications by the terminated employees including Ms. Sachdeva to conceal the misappropriations from management.  See Note 2 of the Notes to the Consolidated Financial Statements.  The most significant errors (by dollar amount) consist of the following:

•                                          The unauthorized transactions were not properly accounted for as losses and disclosed as a separate line item on the income statement as an expense.

•                                          Net sales were understated in all years because of journal entries made to conceal certain misappropriations.

•                                          Cost of sales was overstated as a result journal entries made to conceal certain misappropriations.

•                                          Administrative expenses were overstated as a result of journal entries made to conceal certain misappropriations.

•                                          Accounts receivable was overstated due to delayed posting of cash, as a method used to conceal certain misappropriations, and failing to provide for an allowance for certain doubtful accounts that was also used to conceal certain misappropriations.

•                                          Cash was not properly reconciled and was overstated due to the unauthorized transactions at June 30, 2009 and 2008.

•                                          Disposals of equipment and leasehold improvements were not properly recorded and assets no longer used in the business were not properly removed from the financial records.

•                                          Other assets were improperly stated due to errors in applying accounting principles generally accepted in the United States of America (“GAAP”).

•                                          Accounts payable was understated at June 30, 2009 and 2008 due to an erroneous transaction that was posted to accounts payable in 2009 and improper cutoff of transactions in both years.

•                                          Other accrued liabilities, including product warranty obligations and deferred compensation, have been adjusted to properly apply GAAP or to correct the estimates used to prepare the previously filed consolidated financial statements.

Related Litigation and Inquiries/Investigations — Since learning of the unauthorized transactions in December 2009, the Company has been named in the matters described below and has incurred significant increased costs related to these matters, its remediation efforts and the Independent Investigation.  In addition to pursuing reimbursement of applicable expenses under its available insurance policies and tax refunds, the Company has also initiated certain actions against third parties, which are also described below, and may bring additional claims against other third parties.

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

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating with the ongoing SEC investigation.

•                      On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit names as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton, LLP, and Koss Corporation (as a nominal defendant); the second suit names the same parties except Grant Thornton, LLP. Among other things, both suits allege various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits have been consolidated under Master File No. 10CV002422.

•                      On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.

•                      On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.

Through the date of issuance of this 10-K/A, the Company has received $1,400,000 from its insurance company.

Quarterly Information — On February 19, 2010 and June 3, 2010, the Company received notice from Nasdaq that because the Company’s Quarterly Reports on Form 10-Q for the three months ended December 31, 2009 and March 31, 2010, respectively, did not contain financial statements, they were incomplete and did not comply with Listing Rule 5250(c)(1), which requires the timely filing of periodic financial statements.  In each case, the financial statements were delayed because of the restatements required as a result of the unauthorized transactions.  Nasdaq granted the Company until June 30, 2010 to amend these filings with the required financial statements.  On June 30, 2010, the Company amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include consolidated financial statements.  The Company has also restated the consolidated financial information in the Quarterly Reports on Form 10-Q/A for the three months ended September 30, 2009 to reflect the effect of the unauthorized transactions.  This Annual Report on Form 10-K/A should be read in conjunction with those filings on Form 10-Q/A.

Stock Split - On September 10, 2009, NASDAQ notified the Company that it no longer met the minimum 750,000 publicly held shares requirement under Listing Rule 5450(b)(1)(B).  The Company remedied its noncompliance with Listing Rule 5450(b)(1)(B) by completing a two-for-one forward stock split on December 1, 2009.  The Company notes that all share and per-share data in the consolidated financial statements included in this Form 10-K/A have been adjusted to give effect to the stock split, but that the Company has not amended other information in this Form 10-K/A, such as the market information on the Company’s common stock required by Part II, Item 5 (Market for Registrant’s Common Equity), that was affected solely by the effects of the stock split.

Index — The following items of the Form 10-K have been modified or revised in this Amendment No. 1 to Form 10-K/A to reflect these restatements:

Part I, Item 1.	Business

Part I, Item 1A.	Risk Factors

Part II, Item 6.	Selected Financial Data

Part II, Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8.	Financial Statements and Supplementary Data

Part II, Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

Part II, Item 9A.	Controls and Procedures

Part IV, Item 15.	Exhibits and Financial Statement Schedules

In addition to the amendments described above, the Company has corrected its reporting status by checking the “smaller reporting company” box on the cover page of this Form 10-K/A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-K/A, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K/A, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-K/A, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns), borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

PART I

ITEM 1.                  BUSINESS.

GENERAL

As used herein, the term “Company” means Koss Corporation and its consolidated wholly-owned subsidiary, Koss Classics Ltd. (“Koss Classics”), unless the context otherwise requires.  The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its results as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through national retailers, international distributors, audio specialty stores, the Internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufactures for inclusion with their own products.  The Company has more than 250 domestic dealers and its products are carried in approximately 17,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss Classics.

Ninety-nine percent of the Company’s products are stereo headphones for listening to music.  The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems and prisons.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.  The business could also be classified by distribution channel.

The Company sources complete headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce headphones at its plant in Milwaukee.  Management believes that it has sources of complete headphones and raw materials that are adequate for its needs.

There are no employment or compensation commitments between the Company and its dealers.  The Company has several independent manufacturer’s representatives as part of its distribution efforts.  The Company typically signs one year contracts with these manufacturer’s representatives.  These agreements are seldom renewed in writing, but continue from year to year.  The Company has a manufacturer’s representative agreement with a firm in Detroit to work exclusively in the automotive arena.  The automotive representative is paid 2% for all business in this area. The Company’s remaining agreements with distributors, past or present, pertain to distribution arrangements in foreign countries.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.  The Company has the right to terminate these agreements with foreign distributors without cause.

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereophone industry with the first SP3 stereophone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 369 trademarks registered in 85 countries around the world and patents in 26 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the

Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2009, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

See Part II, Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein for information relating to the Company’s license agreements.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 56% of net sales occurred in the first six months of the year ended June 30, 2009, and 44% of net sales occurred in the latter six months of the year.  Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2009 is not considered material in relation to net sales during 2009 or anticipated 2010 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 17,000 domestic retailers and numerous retailers worldwide.  During 2009, the Company’s sales to its largest single customer, Wal-Mart Stores, Inc., were approximately 22% of net sales and sales to an independent distributor in Scandinavia accounted for 17% of 2009 net sales.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s operating income.  The five largest customers of the Company (including Wal-Mart Stores, Inc. and the Scandinavian distributor) accounted for approximately 54% and 50% of total net sales in 2009 and 2008, respectively.

COMPETITION

The Company focuses on the stereo headphone industry.  In the stereophone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The Company’s single product focus is unique in the marketplace.  The extent to which retailers view the Company as an innovative vendor of high quality headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was approximately $1,559,000 during 2009 as compared with $726,000 during 2008. These activities were conducted by both Company personnel and outside consultants.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the years 2009 and 2008, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s earnings or financial condition.

EMPLOYEES

As of June 30, 2009, the Company employed 72 people, who are all non-union.  The Company also utilizes temporary personnel.

FOREIGN SALES

The Company’s competitive position and risks relating to the conduct of its business in such markets are comparable to the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and profit.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 14 to the consolidated financial statements accompanying this Form 10-K/A.

The Company has a small sales office in Switzerland to service the international export marketplace.  The Company is aware of no material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States, including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico.  The Company sells products in the Canadian market through a distributor who services smaller specialty accounts.  During the last two years, net sales of all Koss products, were distributed as follows:

	2009	2008
U.S.	$24,222,039	$29,962,809
Europe	15,744,430	16,870,177
All other countries	1,750,645	2,251,335
Net sales	$41,717,114	$49,084,321

In addition to a manufacturing facility in the United States, the Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent 70% of the

Company’s sales revenue) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.  Finally, an additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea and Iran.  Three of the Company’s largest distributors outside the U.S. have already experienced a general tightening of the availability of credit.

AVAILABLE INFORMATION

The Company’s internet website is http://www.koss.com.  The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the SEC.  These reports and other information regarding the Company are also available on the SEC’s internet website at http://www.sec.gov.

ITEM 1A.               RISK FACTORS.

Investing in the Company’s common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on the Company’s financial condition, liquidity and results of operations or prospects, financial or otherwise.

REDUCTION IN PRESENT LEVELS OF CASH FLOW COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS

The Company’s primary source of liquidity over the past 12 months has been operating cash flows.  The Company’s future cash flows from operations (on both a short term and long term basis) are dependent upon, but not limited to:

•	the Company’s ability to attract new customers that will sell the Company’s products and pay for them;
•	the Company’s ability to retain the Company’s existing customers at the level of sales previously produced;
•	the volume of sales for these customers;
•	the loss of business of one or more primary customers;
•	changes in types of products that the customers purchase in their sales mix;
•	the Company’s ability to negotiate favorable royalty arrangements in the future as the one license agreement that it had in 2009 terminated during the fourth quarter;
•	poor or deteriorating economic conditions which would directly impact the ability of the Company’s customers to remain in business and pay for their products on a timely basis;
•	Management’s ability to minimize the impact of requests for increases in material or labor cost increases; and
•	the ability to collect in full and in a timely manner amounts due to the Company.

In addition, as noted above, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins. The continuing general downturn in economic conditions or other events that caused the Company’s customers to turn to lower-priced, lower-margin products, could cause the Company’s cash flow and profitability to be materially and adversely affected.

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company is dependent upon its ability to retain an existing base of customers to sell the Company’s line of products.  Loss of customers means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers.  Any loss of a customer directly translates into a reduction in sales volume which can only be replaced by adding a similar number of representative retail outlets.  The inability of the Company’s sales and marketing staff to obtain new distribution outlets translates into a lack of future growth and possibly a setback in sales volumes when loss of current customers occur.  For example, the loss of a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the year that the customer was lost.  Attracting a new customer during the course of a year could have a positive impact or simply replace an account which has been lost.  In addition, a customer can decide to make a change in the models that it decides to offer for sale.  Such changes can take place arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market.  The Company may not be able to maintain customers or model selections and therefore experience a reduction in its sales revenue until a model is restored to the mix or a customer is replaced by a new customer.  A reduction in sales volume would cause a reduction in profitability.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines that customers would choose to offer to consumers could significantly affect the Company’s future profitability.  The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than $10 up to $1,000.  The gross margin for each of these models is unique in terms of percentages.  The price range of the products also produces a different level of actual dollar contribution per unit.  For example, a product with a gross margin contribution of 50% might yield a $5 contribution for one item, while another item may feature a 30% gross margin which could yield $50.  The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions.  Retail preference for lower priced items can reduce profit margins and contributions.  The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale.  Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins.  Some customers sell a limited range of products that yield lower profit margins than others.  Most notably, the budget priced headphone segment of the market below $10 retail, which is distributed through computer stores, office supply stores and mass market retailers, tend to yield the lowest gross margins.  An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

POOR ECONOMIC CONDITIONS CAN RESTRICT OR LIMIT PRODUCT PLACEMENT, SALES AND REPLENISHMENT WHICH COULD DECREASE PROFITS

Deteriorating or weak economic conditions, or a forecast for the same, can trigger changes in inventory stocking at retail customers.  This may in turn lead to a reduction in model offerings and/or out of stock situations.  If a retail customer of the Company does not have adequate supply of the Company’s products to offer for sale in a retail store, consumers may choose another competitive model instead.  Customers operating retail stores anticipate future sales demands and stock inventory accordingly.  Whenever a general economic slowdown occurs, at both the domestic and/or foreign level, sales volume levels and re-order volume levels change.  These changes directly impact the Company’s sales and profitability.  The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long the Company may be impacted by these circumstances.  The Company’s customers respond to changes in economic conditions and any adverse changes in economic conditions can therefore restrict product placement, availability, sales, replenishment and ultimately profitability.  These conditions exist domestically and internationally.

MANAGEMENT IS SUBJECT TO DECISIONS MADE OUTSIDE ITS CONTROL WHICH COULD DIRECTLY AFFECT FUTURE PROFITABILITY

Retail customers determine which products they will stock for resale.  The Company competes with other manufacturers to secure shelf space in retail stores for the Company’s products.  During the course of a year, changes in the customers’ management personnel can ultimately lead to changes in the stock assortment offered to consumers.  These changes are often arbitrary.  In addition to changes in personnel within the Company’s customers, it is also possible that a strategic decision can be made by a retail customer to consolidate vendors, or to discontinue certain product categories altogether.  In these instances, the Company’s management team may not be able to convince customers to reverse such decisions.  The Company’s management team is also engaged in the effective procurement, assembly and manufacture of products.  The ability to negotiate with suppliers, maintain productivity and hold the line on cost increases can be subjected to pressures outside the control of management.  For example, increases in fuel costs can increase freight rates.  Increases of this nature can seldom be avoided and the Company may not be able to pass such increases along to its customers.  Management’s effective control of the manufacturing processes will have a direct impact on the Company’s future profitability.  The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels and inventory levels.  The Company’s ability to make effective decisions in managing these areas has a direct effect on future profitability.

ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY, NEGATIVELY IMPACTING FUTURE PROFITABILITY

The Company has significant accounts receivable or other amounts due from the Company’s customers.  The outstanding accounts receivable, net of allowance for doubtful accounts, at the end of the last four quarters averaged approximately $5,500,000.  Terms of payment for customers generally range from cash in advance of delivery to net 120 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will typically insure accounts receivables will not do so for the Company’s largest mass market customers.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent supplier entities are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  An additional area of concern for the Company is with the continuing “War on Terror” and the most recent developments in North Korea and Iran.  Three of the Company’s largest distributors outside the U.S. have already experienced a general tightening of the availability of credit in recent months, which we believe to be partly a result of certain of these external concerns.  Therefore, if there are any interruptions in the supply chain for any of these reasons, this could directly impact the Company’s profits in a negative way.  The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin.  In addition, any increase in tariffs and freight charges may not be acceptable to pass along to the Company’s customers and could directly impact the Company’s profits.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD AFFECT PRICING OF PRODUCTS AND CAUSE CUSTOMERS TO PURCHASE LOWER-PRICED, LESS PROFITABLE PRODUCTS AND COULD AFFECT OVERALL DEMAND FOR THE COMPANY’S PRODUCTS

The Company receives a material portion of its sales and profits from business in Europe.  To the extent that value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the overall demand for the Company’s products.  The Company gets paid by its international customers in U.S. dollars.  To the extent that increased prices arising from currency fluctuations decrease the overall demand for the Company’s products and the Company’s sales or motivate customers to purchase lower-priced, lower profit products, the Company’s sales, profits and cash flows could be adversely affected.

COMPANY PROFITS CAN SUFFER FROM INCREASING MANUFACTURING COSTS IN CHINA AS A RESULT OF INCREASED WAGES AND WAGE TAXES

The Company uses contract manufacturing facilities in the People’s Republic of China.  An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China.  The cost of labor and wage taxes have increased in China which means that the Company is at risk of higher manufacturing costs associated with goods manufactured in China.  Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability.

THE COMPANY USES THIRD PARTY CARRIERS TO SHIP ITS PRODUCTS WHICH MAY PASS ON INCREASES IN TRANSPORTATION-RELATED FUEL COST TO THE COMPANY WHICH CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company uses numerous third party carriers to ship product, both domestically and internationally.  If the price of fuel increases and the carriers choose to pass on the increase to the Company, freight costs may increase.  As a result, the Company’s freight cost is impacted by changes in fuel prices.  Fuel prices affect freight costs to both customer’s location and the Company’s distribution center.  Increases in fuel prices and surcharges and other factors have increased and may continue to increase freight costs in the future.  This inflationary pressure of higher fuel costs and continued increase in transportation-related costs could have a material adverse effect on the Company’s profit margins and profitability.

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS

The Company is particularly concerned about the consistency of business with several U.S. retailers.  The recent tightening of credit availability worldwide caused all retailers to sharply curtail inventory increases.  The Company has already seen some consolidation in product lines and item elimination, or reductions at several big box retailers.  The Company also recognizes the struggle that many of the Company’s automobile customers have been reporting in the news and the potential impact that a reduction in automobile unit sales might have upon the Company’s rear seat entertainment products for the automotive market in the coming year.

THE COMPANY IS CURRENTLY UNABLE TO ASSESS THE AMOUNTS THAT MAY BE RECOVERED THROUGH THE PROCEEDS FROM THE SALE OF ITEMS SEIZED BY LAW ENFORCEMENT, INSURANCE, POTENTIAL CLAIMS AGAINST THIRD PARTIES OR TAX REFUNDS.

The Company has estimated that the amount of the unauthorized transactions is approximately $31,500,000 since fiscal year 2005 through December 31, 2009.  Over 25,000 items have been seized by law enforcement authorities. Although the Company intends to pursue proceeds from the sale of items seized by law enforcement authorities, as well as from insurance coverage, potential claims against third parties and tax refunds, the Company cannot reasonably assess the amounts or timing of such recoveries.  Through the date of issuance of this 10-K/A, the Company has received $1,400,000 from its insurance company.  The Company’s inability to recover its losses could have a significant and adverse effect on its future financial condition.

LEGAL PROCEEDINGS RELATED TO THE UNAUTHORIZED TRANSACTIONS MAY ADVERSELY AFFECT THE COMPANY’S RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

As further described in the Explanatory Note, the Company is currently addressing several legal matters related to the unauthorized transactions. The Company is unable at this time to quantify its exposure, if any.  The costs of dealing with these matters and any penalties and awards that may be assessed against the Company could be substantial and may adversely affect the Company’s future results of operations, cash flows and financial condition.

THE COMPANY’S STOCK PRICE MAY FLUCTUATE AS A RESULT OF THE UNAUTHORIZED TRANSACTIONS AND BECAUSE OF THE UNCERTAINTIES ABOUT THEIR EFFECT ON THE COMPANY’S FINANCIAL CONDITION.

Uncertainties about the effect of the unauthorized transactions and significant developments related to the unauthorized transactions, such as the results of the restatements of the Company’s previously issued consolidated financial statements, the legal matters described above or the results and recommendations of the Independent Investigation could cause fluctuation in the Company’s stock price.  The Company’s common stock could also be subject to wide fluctuations in response to additional business factors such as the following:

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

ANY FUTURE INABILITY OF THE COMPANY TO COMPLY WITH NASDAQ’S LISTING RULES COULD RESULT IN A LOSS OF LIQUIDITY FOR THE COMPANY’S COMMON STOCK IF ITS SHARES ARE DELISTED BY NASDAQ.

On September 10, 2009, NASDAQ notified the Company that it no longer met the minimum 750,000 publicly held shares requirement under Listing Rule 5450(b)(1)(B).  The Company remedied its noncompliance with Listing Rule 5450(b)(1)(B) by implementing a two-for-one forward stock split on December 1, 2009.  On February 16, 2010 and on May 17, 2010, as a result of effects of the unauthorized transactions, the Company filed incomplete Form 10-Q’s for the periods ended December 31, 2009 and March 31, 2010, respectively that did not include quarterly consolidated financial statements.  NASDAQ Listing Rule 5250(c)(1) requires the timely filing of consolidated financial statements in periodic reports filed with the SEC.  On June 30, 2010, the Company filed amended Form 10-Q/A’s for both quarters that include the required unaudited quarterly consolidated financial statements.  Although the filing of the Form 10-Q/A’s should remedy the Company’s noncompliance with NASDAQ Listing Rule 5250(c)(1) the Company cannot be certain of NASDAQ’s concurrence or that the Company will not violate NASDAQ’s listing rules in the future, which could result in the delisting of the Company’s common stock from the NASDAQ Stock Exchange.

THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING FAILED TO TIMELY DETECT AND PREVENT THE UNAUTHORIZED TRANSACTIONS AND IT IS POSSIBLE THAT WE HAVE NOT IMPLEMENTED EFFECTIVE REMEDIAL MEASURES.

The Company’s internal controls as of June 30, 2009 were not effective in that they failed to timely detect and prevent the circumvention of the internal controls and procedures relating to the unauthorized transactions.  Management has implemented remedial measures to address the issues identified, but there is no assurance that these deficiencies have been adequately addressed or that the Company has discovered all of the deficiencies that may exist in the internal control over financial reporting.  The Independent Investigation is ongoing and it is possible that the Company and/or the Independent Committee may identify additional deficiencies regarding the Company’s internal control over financial reporting.

THE COMPANY’S DETERMINATION THAT PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS SHOULD NO LONGER BE RELIED UPON AND THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS HAS SUBJECTED THE COMPANY TO INCREASED COSTS FOR ACCOUNTING AND LEGAL FEES.

As previously disclosed in Forms 8-K filed December 24, 2009 and January 4, 2010 and as discussed elsewhere in this Form 10-K/A and in Note 2 to the restated consolidated financial statements, the Company determined that its previously issued consolidated financial statements for all prior years and interim periods dating back to fiscal year ended 2005 should no longer be relied upon because of errors in such consolidated financial statements. The Company further determined to issue in this report its restated and audited consolidated balance sheets as of June 30, 2009 and June 30, 2008, and related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  This restatement has subjected the Company to significant costs in the form of accounting, legal fees and similar professional fees, in addition to the substantial diversion of time and attention of the Company’s Chief Financial Officer and members of its accounting department in preparing the restatement.  Although the restatement is complete, no assurance can be given that the Company will not incur additional costs associated with the restatement.

PART II

ITEM 6.                                                  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Restated Consolidated Financial Statements and related notes.  References made to years are for fiscal year periods.  All share and per-share data have been adjusted to give effect to the stock split on December 1, 2009.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2009 and 2008.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

This discussion and analysis has been updated to address the results of the restatement described in the Explanatory Note to this report.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity stereophones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereophones, wireless stereophones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. We operate as one business segment.

Unauthorized Transactions and Restatement — In December 2009, the Company discovered significant unauthorized transactions made by Ms. Sachdeva which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions increased significantly over time, from $5,099,900 in 2008, to $8,498,434 in 2009, to $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s existing internal controls and established operating procedures.  In carrying out the unauthorized transactions, these three former employees failed to adhere to the Company’s existing procedures for processing payments and concealed the misappropriations from management, including the directors and remaining officers of the Company.  Various accounting methods and accounting entries were used to conceal the unauthorized transactions.  As a result of these unauthorized transactions, we are restating our consolidated financial statements in this annual report on Form 10-K/A.  See the Explanatory Note to this Form 10-K/A and Note 2 to the Consolidated Financial Statements for additional discussion of the unauthorized transactions and restatement.

Operations — Net sales declined to $41,717,114 in 2009 compared with $49,084,321 in 2008.  This $7,367,207 decrease in net sales was primarily driven by soft retail sales in the United States and Europe.  Including the unauthorized transactions as an expense, the Company had an operating loss of $340,094 in 2009, compared to operating income of $5,663,325 in 2008.  The decrease in operating income was primarily driven by the lower sales volume and the unauthorized transactions.  In 2009 and 2008, the losses related to the unauthorized transactions, exclusive of corrections for accounting errors, were $8,498,434 and $5,099,900, respectively, resulting in an increase of $3,398,534 in 2009.  Operating income, excluding the unauthorized transactions, was $8,158,340 in 2009 or 19.6% of net sales compared to $10,763,225 or 22.0% of net sales in 2008.

Restatement —The restated consolidated financial statements included in this Form 10-K/A, correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented.  The errors resulted from falsifications by the terminated employees including Ms. Sachdeva to conceal the misappropriations from management.  The most significant errors (by dollar amount) consist of the following:

•                                          The unauthorized transactions were not properly accounted for as losses and disclosed as a separate line item on the income statement as an expense.

•                                          Net sales were understated in all years because of journal entries made to conceal certain misappropriations.

•                                          Cost of sales was overstated as a result journal entries made to conceal certain misappropriations.

•                                          Administrative expenses were overstated as a result of journal entries made to conceal certain misappropriations.

•                                          Accounts receivable was overstated due to delayed posting of cash, as a method used to conceal certain misappropriations, and failing to provide for an allowance for certain doubtful accounts that was also used to conceal certain misappropriations.

•                                          Cash was not properly reconciled and was overstated due to the unauthorized transactions at June 30, 2009 and 2008.

•                                          Disposals of equipment and leasehold improvements were not properly recorded and assets no longer used in the business were not properly removed from the financial records.

•                                          Other assets were improperly stated due to errors in applying accounting principles generally accepted in the United States of America (“GAAP”).

•                                          Accounts payable was understated at June 30, 2009 and 2008 due to an erroneous transaction that was posted to accounts payable in 2009 and improper cutoff of transactions in both years.

•                                          Other accrued liabilities, including product warranty obligations and deferred compensation, have been adjusted to properly apply GAAP or to correct the estimates used to prepare the previously filed consolidated financial statements.

Since the discovery of the unauthorized transactions in December 2009, the Company has incurred significant increased costs due to the Independent Investigation and the restatement of its consolidated financial statements as a result of the unauthorized transactions and the Company is pursuing reimbursement of applicable expenses based on its available insurance coverage.  See the Explanatory Note to this Form 10-K/A for additional discussion of these costs.

2009 Results of Operations Compared with 2008

Sales and Gross Profit

Net sales for 2009 totaled $41,717,114, compared with $49,084,321 in 2008.  This $7,367,207 or 15.0% decrease in net sales was driven by soft retail sales in the United States and Europe.  The majority of the decline came in the United States as export sales were off just 8.5% from a record year in 2008.  The majority of the sales decline came later in 2009 as the economic conditions worsened for consumers, retailers and distributors.  Sales of certain niche products such as the PortaPro have held up very well during these difficult economic times and mitigated some of the overall sales decline.

Gross profit in 2009 was $18,548,692 or 44.5% of net sales compared to $20,940,292 or 42.7% of net sales in 2008.  This increased gross margin percentage was driven by a more favorable product mix, lower material costs and reduced overhead spending.  Material, as a percentage of gross sales, declined by approximately 1% from 2008 to 2009.  Overhead costs were reduced as sales declined and certain costs related to individual markets were eliminated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2009 were $10,390,352, as compared to $10,177,067 for 2008.  The increase in selling, general and administrative expenses was the result of increased new product development spending, additional dealer show expense and a gain in 2008 for the sale of Bi-Audio intangible assets.  New product development expenditures increased from approximately $726,000 in 2008 to approximately $1,559,000 in 2009 as we focus on expanding the product line in high-end stereo headphones and expand consumers’ listening options with new products.  In 2008, the Company sold certain intangible assets of its Bi-Audio division for $700,000 and recorded a gain of $151,133 which was credited to selling, general and administrative expenses.  In addition, 2008 costs included costs of $350,000 related to the Susan G. Komen Foundation for the creation and sale of two pink stereophone models to raise awareness and research dollars to find a cure for cancer. These increases were partially offset by decreased spending on commissions, resulting from the lower sales, and reduced spending on employee profit-sharing and management bonuses driven by the lower profit in 2009 compared to 2008.

Unauthorized Transactions

In 2009, the unauthorized transactions totaled $8,498,434 compared to $5,099,900 in 2008.

Operating Income

2009 had an operating loss including the unauthorized transactions of $340,094 compared to operating income of $5,663,325 in 2008.  The decrease in operating income was the result of lower volume, increased unauthorized transactions and increased spending on new product development and dealer shows.  Operating income, excluding the unauthorized transactions, was $8,158,340 or 19.6% of net sales in 2009 compared to $10,763,225 or 22.0% of net sales in 2008.

Provision for Income Taxes

Income tax benefit for 2009 was $75,434 as compared to $2,533,505 of income tax provision in 2008.  The effective income tax rate was 22.7% in 2009 and 42.3% in 2008.  The main variance in effective tax rate for 2009 compared to the combined federal and state statutory rate of 37% was the impact of permanent tax differences in a year that was close to breakeven earnings.  For 2008, the higher effective tax rate is driven by a higher state rate and the unfavorable impact of permanent tax differences.

Liquidity and Capital Resources

Operating Activities

We currently use cash generated from operations and underlying working capital as financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require working capital investment to maintain our position as a leading developer and manufacturer of high quality stereophones.  The primary drivers of these requirements are production costs, distribution costs and finished goods inventories to support our customers’ requirements for short lead time.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During 2009, cash provided by operations was $2,646,146, and during 2008, cash provided by operations was $5,428,106.  Working capital was $6,308,239 at June 30, 2009 and $12,210,161 at June 30, 2008.  The net decrease in working capital of $5,901,922 from June 30, 2008 to June 30, 2009 represents primarily the net change in accounts receivable and cash and cash equivalents.  The decrease in accounts receivable reflects the decline in sales for the fourth quarter of 2009 compared to the fourth quarter of 2008.  Depreciation charges totaled $728,054 and $852,215 in years 2009 and 2008, respectively.

Investing Activities

Cash used in investing activities for 2009 was $2,345,298 as compared to $922,340 used in investing activities for 2008.  Cash used in investing activities for 2009 was driven by $2,071,795 of capital expenditures, mainly consisting of product software development expenditures and tooling to support production.  Cash used in investing activities in 2008 was primarily due to $1,298,837 of capital expenditures, including product software development expenditures.  These expenditures were partially offset by $700,000 received from the sale of certain Bi-Audio assets.  Budgeted capital expenditures for equipment and product software for year 2010 are approximately $2,000,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities declined from $5,462,051 in 2008 to $1,964,205 in 2009.  Dividends paid to stockholders declined from $5,592,511 in 2008, which included a one-time special dividend, to $1,920,585 in 2009.  Dividends paid in 2009 were at the Company’s normal rate of $0.26 per share.  The Company intends to continue its regular quarterly dividends for the foreseeable future.

In 2008, the Company purchased $244,409 of common stock under the stock repurchase program.  2008 also included approximately $1,039,000 of non-cash transactions related to the stock repurchase program. Common stock purchases in 2009 were only $43,620 under the stock repurchase program.  The Company would intend to repurchase stock when appropriate given the market price for the stock and the Company’s cash position.  In 2008, proceeds of $374,869 from stock option exercises were received.  No stock options were exercised in 2009.

Credit Facilities - On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% determined in accordance with the loan agreement.  The credit facility included certain financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios. The tangible net worth of the Company must not fall below $10,000,000 at any time. The maximum leverage of the Company, which consists of the ratio of its consolidated liabilities to its consolidated tangible net worth, must not exceed 1.5 to 1.0.  The interest coverage of the Company, which consists of the ratio of its earnings before interest, income taxes, depreciation, amortization and other non-cash charges to its consolidated interest charges, must not be less than 2.0 to 1.0.  The Company has been and is well within these requirements.  The Company used its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2009 or June 30, 2008.

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  As described in the Company’s partial 10-Q for the period March 31, 2010 that was filed on May 17, 2010, the Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

Stock Repurchase Program - In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to

$5,000,000 in the stock repurchase program.  As of June 30, 2009, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2009.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

During 2009, the Company purchased 7,996 shares of its common stock at an average net price of $5.46 per share, for a total purchase price of $43,620.  As of June 30, 2009, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin, which it leases from its Chairman, John C. Koss.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  Management believes the lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our estimates and judgments, including those related to doubtful accounts, product returns, excess inventories, warranties, impairment of long-lived assets, deferred compensation, income taxes and other contingencies.  We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns, and while such returns have historically been minimal, the Company cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

The Company provides for certain sales incentives.  The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded.  The provision is recorded as a reduction of sales.  The Company also records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors.  If the historical data the Company uses to calculate these estimates does not properly reflect future returns, adjustments may be required in future periods.

Royalty Income

The Company’s operations are affected by the levels of royalty income generated in any given period.  Royalty income is recognized when earned under the terms of the Company’s license agreements.  Royalty payments are calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum quarterly royalty payments.  Royalty income is booked monthly, on an accrual basis and the amount the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then reduces the account receivable accordingly.  The Company had one royalty agreement that terminated in the fourth quarter of 2009.  As of June 30, 2009, the Company had no license agreements in effect that would provide for royalty payments.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2009, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Product Software Development Costs

Product software development costs consist of costs incurred by outside parties for the development of software used to support new products.  These assets have been evaluated to ensure that the capitalized costs do not exceed the estimated net realizable value of the related products.  As part of the impairment analysis, we use a discounted cash flow model based on estimated sales to be derived in the future use of the asset and other estimated costs directly related to the product.  No amortization was recorded in 2009 or 2008 as the related products have not yet been introduced.  The Company expects the products to be introduced during fiscal year 2011.

The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates.  Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates.  The Company performed impairment testing as of June 30, 2009 and 2008 and no impairment was identified.

Product Warranty Obligations

Products sold are generally covered by a lifetime warranty.  We record accruals for potential warranty claims based on prior product returns experience.  Warranty costs are accrued at the time revenue is recognized.  These warranty costs are based upon management’s assessment of past claims and current experience.  However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

Income Taxes

We estimate the effective tax rate expected to be applicable for the full fiscal year.  If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made.  Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized.

Deferred income taxes are accounted for under the asset and liability method whereby deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using statutory tax rates.  Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period.  Additionally, we analyze our ability to recognize the net deferred income tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the “more likely than not” criteria.

New Accounting Pronouncements

Applicable new accounting pronouncements are set forth under Item 15 of this annual report and are incorporated herein by reference.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements attached hereto.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2010, the Company announced that, upon a recommendation from the Audit Committee and approval by the Board of Directors, it dismissed Grant Thornton, LLP as its independent auditor effective December 31, 2009.  On January 5, 2010, the Company, upon a recommendation from its Audit Committee and approval by the Board of Directors, appointed Baker Tilly as its independent auditor.  Baker Tilly has performed audits of the 2009 and 2008 restated consolidated financial statements.

The audit reports of Grant Thornton, LLP on our Consolidated Financial Statements as of and for the years ended June 30, 2005 through 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended June 30, 2005 through 2009 and subsequent interim period ended September 30, 2009 there were (1) no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (2) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.                                          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error, the circumvention or overriding of controls and procedures and collusion to circumvent and conceal the overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with its post remedial measures, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, and management has concluded that the Company’s disclosure controls and procedures were not sufficiently effective in that they failed to timely detect the circumvention of the internal controls and procedures related to the processing and recording of the unauthorized transactions.  The failure to timely detect the circumvention of the Company’s disclosure controls and procedures has resulted in the restatement of the Company’s consolidated financial statements for the periods covered by this filing.

Notwithstanding this conclusion, the Company’s management believes that the restatement of the consolidated financial statements in this Annual Report on Form 10-K/A fairly presents, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.  Such belief is based on a number of factors, including the Company’s own internal review that identified restatements to its previously issued financial statements, the Company’s efforts to reconcile certain account balances independent of the internal controls, the Company’s utilization of third party consulting personnel to supplement this process, the Company’s efforts to remediate and strengthen the existing internal controls over assets and financial reporting, and the performance of additional procedures by the Company’s management designed to ensure the reliability of financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, continues to evaluate the effectiveness of the Company’s disclosure controls and procedures to identify any enhancements that may provide greater comfort that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Controls over Financial Reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control of financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) and designing such internal controls to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal controls and operating procedures were circumvented and the circumvention was concealed from Management.  As a result, Management believes that the Company’s internal controls contained material weaknesses by not timely detecting the circumvention of internal controls related to the processing and recording of the unauthorized transactions.

Changes in Internal Controls

The Company has identified how its controls over financial reporting were circumvented and how it is addressing these matters below.

•                        Auditor review.  The circumvention of the Company’s internal controls and procedures was not detected as part of the Company’s annual audits and quarterly reviews by its former independent auditor, Grant Thornton, LLP.  As described in the Explanatory Note section above, on June 24, 2010, the Company filed an action against Grant Thornton, LLP and Ms. Sachdeva.

•                        Wire transfers and cashier’s checks.  Approximately $30,900,000 or 98.1% of the total $31,500,000 of unauthorized transactions from fiscal year 2005 through December 2009 was misappropriated by circumventing the Company’s internal controls and other operating procedures for the payment of Company expenditures by using wire transfers or cashier’s checks from the Company’s bank accounts to pay for personal expenditures.  Of the $30,900,000, approximately $8,500,000 and $5,100,000 was misappropriated by use of these means during 2009 and 2008, respectively.  Misappropriations by use of wire transfers or cashier’s checks totaled $10,300,000 during 2010.  These unauthorized transactions were processed by circumventing the Company’s policy that all invoices over $5,000 were required to be submitted and approved by Michael Koss as the CEO, and all accounts payable checks generated from the Company’s accounts payable system were signed by the CEO.  Moreover, wire transfers were to be used only for authorized transactions including certain inventory purchases and transfers of funds between the Company’s bank accounts.  Wire transfers for inventory purchases and the recurring expense items required the approval by several employees including authorized Vice Presidents, while the wire transfers between the Company’s bank accounts were processed and approved by Ms. Sachdeva and one of the other terminated employees in the accounting department.  Ms. Sachdeva, by herself and/or by directing other employees in the accounting department, ordered cashier’s checks from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system.  Ms. Sachdeva, by herself and/or by directing others in the accounting department, processed wire transfers from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system.  This has been remediated by: (1) disallowing the use of any cashier’s checks; (2) enforcing that all wire transfers are initiated within the financial function and electronically approved by the CEO; and (3) performing an enhanced review, reconciliation and reporting of cash activities.

•                        Petty cash, manual checks and traveler’s checks.  The remaining misappropriations of approximately $600,000 or 1.9% from the total amount of $31,500,000 from fiscal year 2005 through December 2009 were carried out by circumventing the Company’s internal controls and other standard operating procedures involving the Company’s petty cash system, manual check system and policy for using traveler’s checks.  In doing so, the Company’s policy requiring that all expense reports be submitted and approved by the CEO was circumvented.  Out of the estimated $600,000 of these types of transactions, approximately $91,000 and $110,000 occurred during 2009 and 2008, respectively.

Approximately $107,000 of misappropriations involving the use of the Company’s petty cash system, manual check system and traveler’s checks policy occurred during 2010.  Remediation of these issues has been accomplished by: (1) eliminating the petty cash fund so all reimbursements run through normal controlled accounts payable channels; (2) eliminating the use of manual checks so all check disbursements are generated from the Company’s accounts payable system check run; and (3) eliminating the use of traveler’s checks.

•                        Recording of unauthorized transactions.  Ms. Sachdeva and one of the other terminated employees concealed the unauthorized transactions by recording numerous erroneous accounting entries in various accounts to hide the true nature of the transactions.  The Company has subsequently improved the controls and procedures related to journal entries and account reconciliations to include improved segregation of duties, review and approval of reconciliations, and approval of all manual journal entries.

•                        Performance and review of account reconciliations.  The Company’s internal controls and procedures included the performance and review of key account reconciliations, including cash, by the accounting department employees including Ms. Sachdeva, who collectively had over 50 years of experience at the Company.  Ms. Sachdeva and one of the other terminated employees further concealed the unauthorized transactions by failing to properly perform and review these key account reconciliations on a regular basis, and failing to properly perform the Company’s period end financial close and reporting processes that were designed to accurately report the Company’s financial information.  The account reconciliation process has been improved and includes proper segregation of duties as well as review and approval by another person in the financial function.

•                        Corporate standards and whistleblower policy.  The three terminated employees, including Ms. Sachdeva, failed to comply with the Company’s established standards of integrity, ethical values and its Code of Conduct, Code of Ethics and Whistleblower policy.  The Company has taken steps to reinforce these policies with all of its employees, officers and directors.

•                        Application of GAAP.  The terminated employees, including Ms. Sachdeva, as the principal accounting officer in charge of financial reporting failed to properly apply the Company’s established accounting policies and adherence with GAAP.  As a result, certain established accounting policies were not applied correctly and resulted in inaccuracies, both from the fraudulent activity directed by Ms. Sachdeva and the misapplication of GAAP.  The affected accounts include equipment and leasehold improvements, cash surrender value of life insurance, accrued deferred compensation, accrued product warranty obligations and income taxes payable.  As part of the restatement of the consolidated financial statements, the accounts were reviewed in detail and reconciled.  Integral to the reconciliation process was a review of all critical accounting estimates.

•                        Information Technology.  The Company’s internal controls and procedures relating to the Company’s computer system for processing financial transactions were manipulated to conceal the unauthorized transactions.  As the Company continues to evaluate its internal controls, the Company plans to implement a new computer system that will be used to improve its processing financial transactions and overall segregation of duties.

The undetected circumvention of internal controls required the restatement of the previously reported consolidated financial statements and other related financial disclosures included in this Annual Report on Form 10-K/A.

We believe the subsequent changes to our system of internal controls resulting from these efforts will enhance the Company’s control over financial reporting.  We continue to diligently and vigorously review our financial and reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address any additional control deficiencies we may identify.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.                                       Consolidated Financial Statements

The following consolidated financial statements of Koss Corporation and Subsidiary are set forth on pages 27 to 61:

2.                                       Financial Statement Schedules

All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the consolidated financial statements or the notes thereto.

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated balance sheets as of June 30, 2009 and 2008, and its related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.

As discussed in Note 17 to the consolidated financial statements, the Company has been named in several legal matters.  In addition, the Company has also initiated certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

June 30, 2010

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2009	2008
	(Restated, See Note 2)	(Restated, See Note 2)
Net sales	$41,717,114	$49,084,321
Cost of goods sold	23,168,422	28,144,029
Gross profit	18,548,692	20,940,292

Operating Expenses:
Selling, general and administrative expenses	10,390,352	10,177,067
Unauthorized transactions	8,498,434	5,099,900
Total Operating Expenses	18,888,786	15,276,967

(Loss) income from operations	(340,094)	5,663,325

Other Income (Expense):
Royalty income	208,750	349,374
Interest income	15,503	119,464
Interest expense	(216,751)	(145,009)
Total Other Income, net	7,502	323,829

(Loss) income before income tax (benefit) provision	(332,592)	5,987,154

Income tax (benefit) provision	(75,434)	2,533,505

Net (loss) income	$(257,158)	$3,453,649

(Loss) earnings per common share:
Basic	$(0.03)	$0.47
Diluted	$(0.03)	$0.47

Dividends declared per common share	$0.26	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30,	2009	2008
	(Restated, See Note 2)	(Restated, See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$1,498,876	$3,162,233
Accounts receivable, less allowance for doubtful accounts of $1,588,923 and $1,343,386, respectively	4,660,727	8,170,995
Inventories	8,708,835	8,432,335
Prepaid expenses	151,337	199,155
Deferred income taxes	1,385,497	1,499,941
Total Current Assets	16,405,272	21,464,659

Equipment and leasehold improvements, net	2,240,572	2,174,855

Other Assets:
Product software development costs	1,727,040	673,302
Deferred income taxes	6,311,282	3,441,524
Cash surrender value of life insurance	2,917,223	2,510,156
Other assets	25,000	100,000
Total Other Assets	10,980,545	6,724,982

Total Assets	$29,626,389	$30,364,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,122,721	$3,196,108
Accrued liabilities	2,090,054	2,653,689
Dividends payable	479,876	480,395
Income taxes payable	4,404,382	2,924,306
Total Current Liabilities	10,097,033	9,254,498

Long-Term Liabilities:
Deferred compensation	1,541,240	1,326,698
Derivative liability	125,000	125,000
Other liabilities	725,000	742,000
Total Long-Term Liabilities	2,391,240	2,193,698

Total Liabilities	12,488,273	11,448,196

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 and 7,390,702 shares, respectively	36,914	36,954
Paid in capital	1,056,975	657,895
Retained earnings	16,044,227	18,221,451
Total Stockholders’ Equity	17,138,116	18,916,300

Total Liabilities and Stockholders’ Equity	$29,626,389	$30,364,496

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2009	2008
	(Restated, See Note 2)	(Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(257,158)	$3,453,649
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	245,537	275,760
Provision (provision reversal) for obsolete inventories	12,358	(19,746)
Loss on disposals of equipment and leasehold improvements	224,286	2,331
Gain on sale of certain Bi-Audio assets	—	(151,133)
Amortization of intangible assets	—	100,774
Depreciation of equipment and leasehold improvements	728,054	852,215
Stock-based compensation expense	442,660	527,738
Provision for deferred income taxes	(2,755,314)	(1,580,089)
Increase in cash surrender value of life insurance	(58,564)	(49,765)
Deferred compensation	214,542	181,096
Net changes in operating assets and liabilities (see note 10)	3,849,745	1,835,276
Net cash provided by operating activities	2,646,146	5,428,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	75,000	25,000
Life insurance premiums paid	(348,503)	(348,503)
Proceeds from sale of certain Bi-Audio assets	—	700,000
Purchases of equipment and leasehold improvements	(1,018,057)	(625,535)
Product software development expenditures	(1,053,738)	(673,302)
Net cash used in investing activities	(2,345,298)	(922,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders	(1,920,585)	(5,592,511)
Purchase of treasury shares	(43,620)	(244,409)
Exercise of stock options	—	374,869
Net cash used in financing activities	(1,964,205)	(5,462,051)

Net decrease in cash and cash equivalents	(1,663,357)	(956,285)
Cash and cash equivalents at beginning of year	3,162,233	4,118,518
Cash and cash equivalents at end of year	$1,498,876	$3,162,233

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2007 (as restated, see Note 2)	7,330,138	$36,651	$—	$20,364,249	$20,400,900
Net income (as restated)	—	—	—	3,453,649	3,453,649
Dividends declared	—	—	—	(5,596,447)	(5,596,447)
Stock-based compensation expense	—	—	527,738	—	527,738
Exercise of stock options	188,016	940	1,412,929	—	1,413,869
Purchase and cancellation of treasury shares	(127,452)	(637)	(1,282,772)	—	(1,283,409)
Balance, June 30, 2008 (as restated)	7,390,702	36,954	657,895	18,221,451	18,916,300
Net loss (as restated)	—	—	—	(257,158)	(257,158)
Dividends declared	—	—	—	(1,920,066)	(1,920,066)
Stock-based compensation expense	—	—	442,660	—	442,660
Purchase and cancellation of treasury shares	(7,996)	(40)	(43,580)	—	(43,620)
Balance, June 30, 2009 (as restated)	7,382,706	$36,914	$1,056,975	$16,044,227	$17,138,116

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation and its wholly-owned subsidiary (the “Company”), a Delaware Corporation, reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and offices in Milwaukee, Wisconsin.  In addition, the Company has more than 250 domestic dealers and its products are carried by approximately 17,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss Classics Ltd. (“Koss Classics”).

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its subsidiary, Koss Classics, which is a wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

STOCK SPLIT —  On September 10, 2009, NASDAQ notified the Company that it no longer met the minimum 750,000 publicly held shares requirement under Listing Rule 5450(b)(1)(B). The Company remedied its noncompliance with Listing Rule 5450(b)(1)(B) by implementing a two-for-one forward stock split on December 1, 2009.  All share and per-share data have been adjusted to give effect to the stock split.

CONCENTRATION OF CREDIT RISK — The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company’s products are sold through national retailers, international distributors, audio specialty stores, the Internet, direct mail catalogs, regional department store chains and military exchanges under the “Koss” name and dual label.  The Company grants unsecured credit to its domestic and international customers based on the extension of credit from 30 to 120 days, depending on the customer.  Collection is dependent on the retailing industry economy.  The vast majority of international customers, outside of Canada, are sold on a cash against documents or cash in advance basis.  Approximately 14% and 22% of the Company’s accounts receivable at June 30, 2009 and 2008, respectively, were foreign receivables denominated in U.S. dollars.

REVENUE RECOGNITION — Revenue is recognized by the Company when all of the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of the Company’s products.  The Company may periodically offer slotting fees, cooperative advertising programs, rebates and sales discounts and the estimated costs for these items are accrued for at the time revenue is recognized.  These amounts are recorded as a reduction to sales.

ROYALTY INCOME — The Company recognizes royalty income when earned under the terms of its license agreements.  Royalty payments were calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum quarterly royalty payments, as set forth in the Company’s license agreements.  Royalty income is booked monthly, on an accrual basis, and the amount that the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then applies the payment to accounts receivable accordingly.  In 2009, the Company had one license agreement that terminated in the fourth quarter.  As of June 30, 2009, the Company had no license agreements in effect that would provide for royalty income.

SHIPPING AND HANDLING FEES AND COSTS — Shipping and handling fees are included in cost of goods sold within the accompanying consolidated statements of operations.

RESEARCH AND DEVELOPMENT — Research and development expenditures charged to operations amounted to approximately $1,559,000, in 2009 and $726,000 in 2008.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying consolidated statements of operations were approximately $130,000 in 2009 and $119,000 in 2008.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts and obsolete inventory, unauthorized transactions, warranty reserves, and other carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

EARNINGS (LOSS) PER COMMON SHARE — Earnings (loss) per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings (loss) per common share includes no dilution and is computed by dividing net income (loss)  by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings of an entity.

CASH AND CASH EQUIVALENTS — The Company considers depository accounts and investments with a maturity at the date of acquisition and expected usage of three months or less to be cash and cash equivalents.  The Company maintains its cash on deposit at commercial banks located in the United States of America.  The Company periodically has cash balances in excess of insured amounts.  The Company has not experienced and does not expect to incur any losses on these deposits.

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item, general economic conditions and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible.  There were no recoveries of previously written-off accounts receivable during 2009.  Changes in the allowance for doubtful accounts are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Amounts (Recovered)	Balance at End Year
2009 (Restated)	$1,343,386	245,537	—	$1,588,923
2008 (Restated)	$1,132,062	275,760	(64,436)	$1,343,386

INVENTORIES — As of June 30, 2009, 100% of the Company’s inventory was valued at the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $776,307 and $1,213,364 higher than reported at June 30, 2009 and 2008, respectively.  Allowance is provided for obsolete or slow-moving inventory.  The Company did not maintain any work-in-process inventories at June 30, 2009 and June 30, 2008.

The components of inventories at June 30 are as follows:

	2009	2008
	(Restated)	(Restated)
Raw materials	$2,609,313	$1,898,658
Finished goods	7,032,887	7,454,684
	9,642,200	9,353,342
Allowance for obsolete and slow-moving inventories	933,365	921,007
	$8,708,835	$8,432,335

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.  Major expenditures for property and equipment and significant renewals are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations.

PRODUCT SOFTWARE DEVELOPMENT COSTS — The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with software to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.  The Company expects to launch the related products and begin amortization in 2011.

LIFE INSURANCE POLICIES — The Company carries its cash surrender value of life insurance related to its deferred compensation arrangements at values stated by the insurance carriers, reduced by the value of outstanding policy loans made to the insured, or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in other income in the Consolidated Statements of Operations.  The carrying value of Cash Surrender Value of Life Insurance has been reduced by $61,157 of policy loans at June 30, 2009 and 2008.

INVESTMENTS — Included in “Other Assets” at June 30, 2009 and 2008 is $25,000 and $100,000, respectively, of Israel government bonds with maturity dates through July 2009.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of June 30, 2009 and 2008, the Company has recorded a warranty reserve of $1,087,000 and $1,112,000, respectively.  (See Note 11)

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements and product software development costs annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.  Management believes that there has not been any impairment of the Company’s long-lived assets as of June 30, 2009 and 2008

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred except settlements, which are expensed when a claim is probable and can be estimated.

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 6.  The Company accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility of the Company’s stock, the amount of share-based awards that are expected to be forfeited and the expected term of awards granted.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.  The fair value of all awards is amortized on a straight-line basis over the vesting periods.  The expected term of awards granted represent the period of time they are expected to be outstanding.  The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock.  The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the awards.  The risk-free interest rate used in the Black-Scholes option valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the awards.  Pre-vesting option forfeitures are estimated using historical actual forfeitures.  Stock-based compensation is recorded only for those options expected to vest.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued new accounting guidance (ASC 820) that defines fair value and expands disclosures about fair value measurements.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  We adopted this guidance for financial assets and liabilities effective July 1, 2008. The adoption of the new accounting guidance did not have a material effect on our financial statements.

In June 2009, FASB issued, “Accounting Standards Update No. 2009-1, Topic 105 (ASC 105)— Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 — the FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles and Statement of Financial Accounting Standard No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 62.” The Accounting Standards Update and SFAS No. 168 make the FASB Codification the authoritative source of GAAP. The FASB Codification is effective for interim and annual reporting periods ending after September 15, 2009.  The FASB Codification is not expected to have a material impact on our financial reporting.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SUBSEQUENT EVENTS — Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements.

2.             RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2009 and January 4, 2010, the Company announced that the audited consolidated financial statements included in our Annual Reports on Form 10-K since fiscal year 2005 and the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 should no longer be relied upon.

As previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010, the Company learned of certain unauthorized transactions from at least its fiscal years ended June 30, 2005 and through December 2009.  The Company has determined that its previously issued consolidated financial statements contained errors resulting from these unauthorized transactions.

As part of the financial statement review to isolate the unauthorized transactions, it was determined that certain accounting policies had not been applied properly in the current and prior periods.  As a result, the restatements also include certain accounting adjustments related to the correction of errors resulting from the noncompliance with the Company’s accounting policies.

The following table summarizes the changes to previously reported earnings.  The amounts listed as previously recorded in the income statement were recorded as reductions to net sales, increases to cost of goods sold or as increases to selling, general and administrative expenses in the previously issued consolidated financial statements for the years ended June 30, 2009 and 2008.

	Year ended June 30, 2009		Year ended June 30, 2008
	Restatement	Per Share	Restatement	Per Share
Unauthorized transaction losses	$(8,498,434)	$(1.15)	$(5,099,900)	$(0.70)
Unauthorized transaction losses previously recorded in the income statement:
Net sales	3,286,733	0.46	2,569,100	0.35
Cost of goods sold	829,829	0.11	659,363	0.09
Selling, general and administrative expenses	623,749	0.08	426,889	0.06
Additional restatement adjustments:
Net sales	246,231	0.03	(428,072)	(0.06)
Cost of goods sold	918,762	0.12	348,399	0.05
Selling, general and administrative expenses	(360,858)	(0.05)	188,108	0.03
Royalty income	(49,583)	(0.01)	57,707	0.01
Interest expense	(216,751)	(0.03)	(145,009)	(0.02)
Loss before income tax benefit	(3,220,322)	(0.44)	(1,423,415)	(0.19)
Income tax effect of restatement	(986,496)	(0.14)	(382,775)	(0.05)
Total reduction in net income	$(2,233,826)	$(0.30)	$(1,040,640)	$(0.14)

The consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows detailed below reconcile the previously reported amounts to the restated amounts being reported on in this Annual Report on Form 10-K/A.  The restatement adjustments reflected in the financial statement line items are further described below the reconciling consolidated financial statements in the applicable section to which they pertain.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

	2009
Year Ended June 30,	(as previously reported)	Adjustments	2009 (as restated)
Net sales	$38,184,150	$3,532,964	$41,717,114
Cost of goods sold	24,917,013	(1,748,591)	23,168,422
Gross profit	13,267,137	5,281,555	18,548,692

Operating Expenses:
Selling, general and administrative expenses	10,653,243	(262,891)	10,390,352
Unauthorized transactions	—	8,498,434	8,498,434
Total Operating Expenses	10,653,243	8,235,543	18,888,786

Income (loss) from operations	2,613,894	(2,953,988)	(340,094)

Other Income (Expense):
Royalty income	258,333	(49,583)	208,750
Interest income	15,503	—	15,503
Interest expense	—	(216,751)	(216,751)
Total Other Income, net	273,836	(266,334)	7,502

Income (loss) before income tax provision (benefit)	2,887,730	(3,220,322)	(332,592)

Income tax provision (benefit)	911,062	(986,496)	(75,434)

Net income (loss)	$1,976,668	$(2,233,826)	$(257,158)

Earnings (loss) per common share:
Basic	$0.27	$(0.30)	$(0.03)
Diluted	$0.27	$(0.30)	$(0.03)

Dividends declared per common share	$0.26	$—	$0.26

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME INFORMATION

	2008
Year Ended June 30,	(as previously reported)	Adjustments	2008 (as restated)
Net sales	$46,943,293	$2,141,028	$49,084,321
Cost of goods sold	29,151,791	(1,007,762)	28,144,029
Gross profit	17,791,502	3,148,790	20,940,292

Operating Expenses:
Selling, general and administrative expenses	10,792,064	(614,997)	10,177,067
Unauthorized transactions	—	5,099,900	5,099,900
Total Operating Expenses	10,792,064	4,484,903	15,276,967

Income from operations	6,999,438	(1,336,113)	5,663,325

Other Income (Expense):
Royalty income	291,667	57,707	349,374
Interest income	119,464	—	119,464
Interest expense	—	(145,009)	(145,009)
Total Other Income, net	411,131	(87,302)	323,829

Income before income tax provision	7,410,569	(1,423,415)	5,987,154

Income tax provision	2,916,280	(382,775)	2,533,505

Net income	$4,494,289	$(1,040,640)	$3,453,649

Earnings per common share:
Basic	$0.61	$(0.14)	$0.47
Diluted	$0.61	$(0.14)	$0.47

Dividends declared per common share	$0.76	$—	$0.76

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET INFORMATION

	2009
As of June 30,	(as previously reported)	Adjustments	2009 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,407	$(165,531)	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $1,588,923	8,679,606	(4,018,879)	4,660,727
Inventories	9,763,158	(1,054,323)	8,708,835
Prepaid expenses	179,549	(28,212)	151,337
Deferred income taxes	720,121	665,376	1,385,497
Total Current Assets	21,006,841	(4,601,569)	16,405,272

Equipment and leasehold improvements, net	4,076,198	(1,835,626)	2,240,572

Other Assets:
Product software development costs	—	1,727,040	1,727,040
Deferred income taxes	1,237,727	5,073,555	6,311,282
Cash surrender value of life insurance	—	2,917,223	2,917,223
Other assets	2,149,586	(2,124,586)	25,000
Total Other Assets	3,387,313	7,593,232	10,980,545

Total Assets	$28,470,352	$1,156,037	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,810,466	$1,312,255	$3,122,721
Accrued liabilities	1,153,089	936,965	2,090,054
Dividends payable	479,876	—	479,876
Income taxes payable	175,568	4,228,814	4,404,382
Total Current Liabilities	3,618,999	6,478,034	10,097,033

Long-Term Liabilities:
Deferred compensation	1,095,961	445,279	1,541,240
Derivative liability	125,000	—	125,000
Other liabilities	—	725,000	725,000
Total Long-Term Liabilities	1,220,961	1,170,279	2,391,240

Total Liabilities	4,839,960	7,648,313	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	2,049,384	(2,012,470)	36,914
Paid in capital	—	1,056,975	1,056,975
Retained earnings	21,581,008	(5,536,781)	16,044,227
Total Stockholders’ Equity	23,630,392	(6,492,276)	17,138,116

Total Liabilities and Stockholders’ Equity	$28,470,352	$1,156,037	$29,626,389

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET INFORMATION

	2008
As of June 30,	(as previously reported)	Adjustments	2008 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$3,322,873	$(160,640)	$3,162,233
Accounts receivable, less allowance for doubtful accounts of $1,343,386	10,148,646	(1,977,651)	8,170,995
Inventories	9,374,344	(942,009)	8,432,335
Prepaid expenses	504,806	(305,651)	199,155
Deferred income taxes	783,995	715,946	1,499,941
Total Current Assets	24,134,664	(2,670,005)	21,464,659

Equipment and leasehold improvements, net	2,746,367	(571,512)	2,174,855

Other Assets:
Product software development costs	—	673,302	673,302
Deferred income taxes	1,066,853	2,374,671	3,441,524
Cash surrender value of life insurance	—	2,510,156	2,510,156
Other assets	2,029,123	(1,929,123)	100,000
Total Other Assets	3,095,976	3,629,006	6,724,982

Total Assets	$29,977,007	$387,489	$30,364,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,950,721	$245,387	$3,196,108
Accrued liabilities	1,808,467	845,222	2,653,689
Dividends payable	480,395	—	480,395
Income taxes payable	347,507	2,576,799	2,924,306
Total Current Liabilities	5,587,090	3,667,408	9,254,498

Long-Term Liabilities:
Deferred compensation	1,047,482	279,216	1,326,698
Derivative liability	125,000	—	125,000
Other liabilities	—	742,000	742,000
Total Long-Term Liabilities	1,172,482	1,021,216	2,193,698

Total Liabilities	6,759,572	4,688,624	11,448,196

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,390,702 shares	1,649,408	(1,612,454)	36,954
Paid in capital	—	657,895	657,895
Retained earnings	21,568,027	(3,346,576)	18,221,451
Total Stockholders’ Equity	23,217,435	(4,301,135)	18,916,300

Total Liabilities and Stockholders’ Equity	$29,977,007	$387,489	$30,364,496

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

	2009
Year Ended June 30,	(as previously reported)	Adjustments	2009 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,976,668	$(2,233,826)	$(257,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	77,007	168,530	245,537
Provision for obsolete inventories	—	12,358	12,358
Loss on disposals of equipment and leasehold Improvements	—	224,286	224,286
Depreciation of equipment and leasehold improvements	817,957	(89,903)	728,054
Stock-based compensation expense	399,996	42,664	442,660
Provision for deferred income taxes	(107,000)	(2,648,314)	(2,755,314)
Increase in cash surrender value of life insurance	(195,463)	136,899	(58,564)
Deferred compensation	48,479	166,063	214,542
Net changes in operating assets and liabilities (see note 10)	(639,018)	4,488,763	3,849,745
Net cash provided by operating activities	2,378,626	267,520	2,646,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	75,000	—	75,000
Life insurance premiums paid	—	(348,503)	(348,503)
Purchases of equipment and leasehold improvements	(2,147,866)	1,129,809	(1,018,057)
Product software development expenditures	—	(1,053,738)	(1,053,738)
Net cash used in investing activities	(2,072,866)	(272,432)	(2,345,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders	(1,920,586)	1	(1,920,585)
Purchase of treasury shares	(43,640)	20	(43,620)
Net cash used in financing activities	(1,964,226)	21	(1,964,205)

Net decrease in cash and cash equivalents	(1,658,466)	(4,891)	(1,663,357)
Cash and cash equivalents at beginning of year	3,322,873	(160,640)	3,162,233
Cash and cash equivalents at end of year	$1,664,407	$(165,531)	$1,498,876

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

	2008
Year Ended June 30,	(as previously reported)	Adjustments	2008 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,494,289	$(1,040,640)	$3,453,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(58,164)	333,924	275,760
Provision reversal for obsolete inventories	—	(19,746)	(19,746)
Loss on disposals of equipment and leasehold improvements	—	2,331	2,331
Gain on sale of certain Bi-Audio assets	(149,775)	(1,358)	(151,133)
Amortization of intangible assets	—	100,774	100,774
Depreciation of equipment and leasehold improvements	961,605	(109,390)	852,215
Stock-based compensation expense	545,052	(17,314)	527,738
Provision for deferred income taxes	(302,121)	(1,277,968)	(1,580,089)
Increase in cash surrender value of life insurance	(193,533)	143,768	(49,765)
Deferred compensation	58,329	122,767	181,096
Net changes in operating assets and liabilities (see note 10)	(18,553)	1,853,829	1,835,276
Net cash provided by operating activities	5,337,129	90,977	5,428,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	25,000	—	25,000
Life insurance premiums paid	—	(348,503)	(348,503)
Proceeds from sale of certain Bi-Audio assets	700,000	—	700,000
Purchases of equipment and leasehold improvements	(1,179,344)	553,809	(625,535)
Product software development expenditures	—	(673,302)	(673,302)
Net cash used in investing activities	(454,344)	(467,996)	(922,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of non-qualified stock options	(286,200)	286,200	—
Dividends paid to stockholders	(5,591,850)	(661)	(5,592,511)
Purchase of treasury shares	(1,283,413)	1,039,004	(244,409)
Exercise of stock options	1,413,869	(1,039,000)	374,869
Net cash used in financing activities	(5,747,594)	285,543	(5,462,051)

Net decrease in cash and cash equivalents	(864,809)	(91,476)	(956,285)
Cash and cash equivalents at beginning of year	4,187,682	(69,164)	4,118,518
Cash and cash equivalents at end of year	$3,322,873	$(160,640)	$3,162,233

The financial accounts and transactions that were affected and a description of matters that were discovered in the restatement process are summarized as follows:

Net Sales

The Company has determined that its previously filed consolidated financial statements contained errors for understatement of revenue because of the unauthorized transactions.  Certain unauthorized transactions improperly reduced various sales accounts through the use of manual journal entries or system transactions.  In the years ended June 30, 2009 and June 30, 2008, net sales were understated by the amounts set forth in Table A, below.

Table A

Restatement Adjustments Related to Net Sales

	2009	2008
Restatement adjustments to increase gross sales	$2,801,281	$1,069,457
Restatement adjustments to sales allowances	731,683	1,071,571
Total	$3,532,964	$2,141,028

Cost of Goods Sold

Cost of goods sold was overstated in the reporting periods as a result of various entries made in connection with the unauthorized transactions.  Portions of the unauthorized transactions were improperly charged to cost of goods sold.  The majority of the erroneous charges were made to materials, fringe benefit overhead accounts, engineering and depreciation as set forth in Table B, below.

Table B

Restatement Adjustments Related to Cost of Goods Sold

	2009	2008
Material and all other	$(1,125,122)	$(231,438)
Labor	(63,638)	(676)
Freight	(49,835)	(431,903)
Fringe benefits	(165,873)	(97,815)
Engineering	(181,661)	(227,658)
Depreciation	(162,462)	(18,272)
Total	$(1,748,591)	$(1,007,762)

Selling, General and Administrative Expenses

The financial statement review included an evaluation of various balance sheet accounts along with their corresponding income statement items that are included in selling, general and administrative expenses.  It was determined that certain items listed below were misstated.

•                  Provision for doubtful accounts was understated as was the allowance for doubtful accounts.

•                  Accounting for the cash surrender value of life insurance was improperly stated because of not including all of the related life insurance policies.

•                  Deferred compensation expense was understated in both 2009 and 2008 as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

•                  Costs for professional fees and product development expense were overstated as a result of erroneous manual journal entries.  The erroneous charges were recorded to these line items in both years.

The amounts related to the above misstatements are summarized in Table C, below.

Table C

Restatement Adjustments Related to Selling,

General and Administrative Expenses

	2009	2008
Provision for doubtful accounts	$128,901	$61,408
Stock-based compensation expense	42,664	(17,314)
Change in miscellaneous income	(211,605)	(205,393)
Deferred compensation expense	166,063	122,767
Professional fees	(43,859)	16,240
Fringe benefits	(139,263)	(148,764)
Officers’ life insurance	(7,787)	(40,021)
Dealer shows	(65,000)	(45,000)
Financial public relations	(55,000)	(25,832)
Data processing – outside services	—	(53,694)
Gain/loss on fixed asset disposals	224,286	2,331
New product development, sales, marketing and commissions	(251,171)	(118,127)
Depreciation	72,559	(91,118)
Miscellaneous expense	(88,916)	(121,346)
Other selling, general and administrative	(34,763)	48,866
Total	$(262,891)	$(614,997)

Income Tax Provision

The impact of the various account adjustments on the income tax provision is detailed below in Table D, below.

Table D

Restatement Adjustments Related to Income Tax Provision

	2009	2008
Federal income tax provision	$(1,018,510)	$(623,791)
State income tax provision	(9,565)	168,029
Foreign income tax provision	41,579	72,987
Income tax provision	$(986,496)	$(382,775)

Cash and Cash Equivalents

Cash was improperly overstated because of he unauthorized transactions.  The impact on cash is shown in Table E, below.

Table E

Restatement Adjustments Related to Cash

	2009	2008
Correction of cash balance	$(165,531)	$(160,640)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable was overstated because of not properly applying cash received against the outstanding invoices.  Application of cash was delayed to conceal the unauthorized transactions which created an overstatement of accounts receivable.

The allowance for doubtful accounts was understated.  It has been restated to provide for amounts that are expected to not be collected because of bankruptcies and accounts showing slow payment.  The impact of accounts receivable and allowance for doubtful accounts is provided in Table F, below.

Table F

Restatement Adjustments Related to Accounts Receivable

and Allowance for Doubtful Accounts

	2009	2008
Accounts receivable because of delayed cash posting	$(3,407,667)	$(1,534,970)
Allowance for doubtful accounts	(611,212)	(442,681)
Total	$(4,018,879)	$(1,977,651)

Inventories

Inventories were overstated as a result of not properly accounting for the inventory in transit, insufficient provision for obsolete or slow-moving inventory and treating advance payments as inventory.  The impact of these items is provided in Table G, below.

Table G

Restatement Adjustments Related to Inventory

	2009	2008
Inventory in transit	$289,622	$355,281
Obsolete and slow-moving inventory	(901,229)	(880,345)
Prepaid inventory	(402,642)	(380,629)
LIFO reserve	9,071	5,502
Freight on inventory	25,614	50,934
Other	(74,759)	(92,752)
Total	$(1,054,323)	$(942,009)

Equipment and Leasehold Improvements

Assets no longer used in the business were not removed from equipment and leasehold improvements.  As part of the restatement, the Company reviewed the assets and wrote off assets that did not physically exist or were no longer being used in the business.  Almost all of the assets which were written off had been fully depreciated prior to these adjustments.  Loss on disposal was $224,286 in 2009 and $2,331 in 2008.  Product software development costs were reclassified and reported separately in the restated consolidated balance sheets.  The impact of the equipment and leasehold improvements is provided in Table H below.

Table H

Restatement Adjustments Related to Equipment and Leasehold Improvements

	2009	2008
Leasehold improvements	$(77,468)	$(49,549)
Machinery, equipment, furniture and fixtures	(511,937)	(104,216)
Tools, dies, molds and patterns	(6,534,676)	(4,783,662)
	(7,124,081)	(4,937,427)
Accumulated depreciation	5,288,455	4,365,915
Total	$(1,835,626)	$(571,512)

Product Software Development Costs

The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  These amounts were included in equipment and leasehold improvements in the previous filings and have been reclassified to a separate line item in the consolidated balance sheets in the restatement.  The balance sheet impact of the restatement to product software development costs is as shown in Table I, below.

Table I

Restatement Adjustments Related to Product Software Development Costs

	2009	2008
Reclassification from equipment and leasehold improvements	$1,727,040	$673,302

Cash Surrender Value of Life Insurance

Cash surrender value of life insurance has been restated because of an error in the previously calculated amounts.  In addition, it was previously reported in “Other assets” but has now been classified separately in the restated consolidated balance sheets.  The balance sheet impact of the restatement to cash surrender value is as shown in Table J, below.

Table J

Restatement Adjustments Related to Cash Surrender Value

	2009	2008
Correction of error	$792,637	$581,033

Liabilities

Various current liabilities were not properly stated due to the unauthorized transactions or as a result of different estimates at the time the statements were prepared.  The following accounts were affected:

•                              Accounts payable was understated on the June 30, 2009 consolidated balance sheet because of an erroneous transaction for approximately $1,290,000.  Other changes to accounts payable for the years ended June 30, 2009 and 2008 are for reclassification of deposits to an asset account and to include accounts receivable credit balances in accounts payable.

•                              Accrued liabilities have been revised to:

•                  Include proper cutoff of professional fees at each year end;

•                  Adjust accrued returns based on detailed analysis of returns, price adjustments and shipping adjustments.

•                  Increase accrued product warranty obligations to reflect the estimated costs of future returns of product based on an analysis of annual returns and the cost of replacing the returned items during the three year period ended June 30, 2009.  The Company believes this properly values the potential liability based on annual returns and cost of replacing the returned items.

•                              The liability for deferred compensation was understated as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

The balance sheet impact of the restatement of liabilities is as shown in Table K, below.

Table K

Restatement Adjustments Related to Accounts Payable,

Accrued Liabilities and Long-Term Liabilities

	2009	2008
Erroneous transactions	$1,290,011	$—
Reclassification of advance payments to deposits	110,263	—
Accounts receivable credit balances	25,573	63,000
Other accounts payable	(113,592)	182,387
Accounts payable	$1,312,255	$245,387

	2009	2008
Legal and professional fees	$166,939	$97,047
Accrued returns	219,773	511,611
Product warranty obligations	312,420	320,420
Cooperative advertising and promotion allowances	(250,000)	(250,000)
Accrued interest	354,644	141,451
Other accrued liabilities	133,189	24,693
Accrued liabilities	$936,965	$845,222

	2009	2008
Long-term product warranty obligations	$725,000	$742,000
Deferred compensation liability	445,279	279,216
Long-term liabilities	$1,170,279	$1,021,216

Income Taxes Payable

The impact of the various account adjustments on income taxes payable is detailed below in Table L, below.

Table L

Restatement Adjustments Related to Income Taxes Payable

	2009	2008
Accrued federal income tax	$3,428,169	$2,027,595
Accrued state income tax	1,002,085	549,204
Other	(201,440)	—
Income taxes payable	$4,228,814	$2,576,799

Balance Sheet as of July 1, 2007

The financial statement review included a comprehensive review and restatement of the consolidated balance sheet as of July 1, 2007.  The net adjustment to stockholders’ equity, resulting from this review and related adjustments, was to decrease stockholders’ equity by $3,528,724 from $23,929,624 as reported to a restated value of $20,400,900.  This adjustment mainly consisted of losses from unauthorized transactions, increases to certain valuation reserves and increases to certain liability and accrual accounts net of tax in the years ending on or before June 30, 2007 which had not been recorded in the consolidated statements of income as reductions to net sales or as increases to expense.

The primary components of the net adjustment to stockholders’ equity at July 1, 2007 are as follows:

Tax effected adjustments:
Total unauthorized transaction losses in prior periods	$8,397,945
Total unauthorized transaction losses previously recorded in the statement of operations	(7,650,389)
Increase in allowance for doubtful accounts	173,194
Increase in valuation reserves and cost adjustments	1,140,658
Increase in product warranty obligations	1,030,720
Other unrecorded liabilities	198,108
Increase in deferred compensation accrual	156,449
Decrease in cash balance	69,164
Write off of certain fixed assets	25,378
Decrease in prepaid expenses	194,817
Total tax effected adjustments before tax effect	3,736,044
Income tax effect	(1,382,336)
Net after tax effect	2,353,708
Non tax effected adjustments:
Increases in valuation allowance, income tax liability and other tax adjustments	1,175,016
Net adjustment to stockholders’ equity	$3,528,724

3.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2009 and 2008 are summarized as follows:

	Estimated
	Useful Lives	2009	2008
Machinery and equipment	5-10 years	$701,925	$698,526
Furniture and office equipment	5-10 years	370,611	495,789
Tooling	5-10 years	4,498,535	4,779,063
Display booths	5-7 years	288,183	384,138
Computer equipment	5 years	777,790	806,276
Leasehold improvements	5-15 years	1,706,478	1,717,293
Assets in progress	N/A	337,903	42,707
		8,681,425	8,923,792
Less: accumulated depreciation and amortization		6,440,853	6,748,937
Equipment and leasehold improvements, net		$2,240,572	$2,174,855

4.             EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings (loss) per share are computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding for the years ended June 30, 2009 and 2008 were 7,386,250 and 7,365,319, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. For the year ended June 30, 2009 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted loss per share.  Shares under option of 863,308 were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2009 as they would be anti-dilutive due to the Company’s net loss for the year.  Common stock equivalents of 23,308, related to stock option grants, were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the year ended June 30, 2008.  The dilutive effect of stock options of 1,100,000 for which the exercise price was higher than the average market price for the year ended June 30, 2008 were excluded from the calculation of diluted earnings per share (See Note 6 for stock options excluded from dilutive loss per common share).

5.                                       CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.    The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The credit facility included certain financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company used its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2009 or June 30, 2008.

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Credit Agreement expires on July 31, 2013. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  As described in the Company’s partial Form 10-Q for the period ended March 31, 2010 that was filed on May 17, 2010, the Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

6.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of June 30, 2009, there are 763,050 options available for future grants.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2009, there was approximately $633,278 of total unrecognized compensation cost related to stock options granted under the 1990 Plan.  This cost is expected to be recognized over a weighted average period of 1.68 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $442,660 and $527,738 in 2009 and 2008, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2009.  Proceeds received from stock option exercises were $1,413,869 during 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2009.  For the options granted in 2008, the Company used the following weighted-average assumptions:

2008
Expected stock price volatility	35.00%
Risk free interest rate	2.90%
Expected dividend yield	2.27%
Expected forfeitures	1.50%
Expected life of options	4.7 years
Weighted average fair value of options granted	$8.39

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the 1990 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2007	1,171,324	$2.69 - $14.40	$10.53	3.83	$465,438
Granted	220,000	$7.76 - $8.53	$8.39
Exercised	(188,016)	$2.69 - $8.66	$7.52
Expired	(80,000)	$8.66	$8.66
Forfeited	—	—	—
Shares under option at June 30, 2008	1,123,308	$7.76 - $14.40	$10.75	3.90	$816
Granted	—	—	—
Exercised	—	—	—
Expired	(260,000)	$12.055	$12.055
Forfeited	—	—	—
Shares under option at June 30, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—

Exercisable as of June 30, 2008	631,808	$7.875 - $14.40	$11.26
Exercisable as of June 30, 2009	532,808	$7.76 - $14.40	$10.72

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2009 and 2008 is as follows:

	2009	2008
Total intrinsic value of stock options exercised	$—	$467,679
Cash received from stock option exercises	$—	$374,699
Total fair value of stock options vested	$440,137	$483,284

No options were granted during the year ended June 30, 2009. Total options of 220,000 were granted during 2008 at a price greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $8.39.

7.             STOCK PURCHASE AGREEMENTS

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

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2009, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2009.  The Company repurchased 7,996 shares for $43,620 in 2009 and 127,452 shares for $1,283,409 in 2008.

8.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The (benefit) provision for income taxes in 2009 and 2008 consists of the following:

	2009	2008
Year Ended June 30,	(Restated)	(Restated)
Current:
Federal	$2,251,167	$3,805,363
State	428,713	308,231
Deferred	(2,755,314)	(1,580,089)
	$(75,434)	$2,533,505

The 2009 and 2008 tax (benefit) provision results in an effective rate different than the federal statutory rate because of the following:

	2009	2008
Year Ended June 30,	(Restated)	(Restated)
Federal income (benefit) tax at statutory rate	$(113,081)	$2,035,633
State income taxes, net of federal tax (benefit) expense	(14,716)	214,066
Other	52,363	283,806
Total (benefit) provision for income taxes	$(75,434)	$2,533,505

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2009	2008
	(Restated)	(Restated)
Deferred Income Tax Assets:
Deferred compensation	$570,259	$477,611
Stock-based compensation	588,785	465,947
Accrued expenses and reserves	1,630,520	1,723,117
Package design and trademarks	100,609	117,799
Unauthorized transactions	6,392,045	3,158,319
Federal and state net operating loss carryforwards	28,736	28,415
Valuation allowance	(917,521)	(794,362)
	8,393,433	5,176,846
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(264,968)	(230,863)
Capitalized research and development costs	(416,603)	—
Other	(15,083)	(4,518)
Net deferred income tax asset	$7,696,779	$4,941,465

Deferred income tax assets as presented on the consolidated balance sheets:

	2009	2008
	(Restated)	(Restated)
Current deferred income tax assets	$1,385,497	$1,499,941
Noncurrent deferred income tax assets	6,311,282	3,441,524
Net deferred income tax assets	$7,696,779	$4,941,465

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits.

Effective July 1, 2007, the Company adopted ASC 740.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2009.  As part of the unauthorized transactions, the Company has accrued interest of $354,644 and $141,451 at June 30, 2009 and 2008, respectively.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2009 and 2008.  The Company records interest related to unrecognized tax benefits in interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (restated):

	2009	2008
Unrecognized tax benefits at beginning of year	$300,000	$300,000
Gross decreases — tax positions in prior years	—	—
Unrecognized tax benefits at end of year	$300,000	$300,000

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction.  The Company’s federal tax returns through tax year June 30, 2005 are settled and the income tax returns for tax years beginning July 1, 2005 are open.  Most state jurisdictions have tax returns open for tax years beginning July 1, 2004.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, Beginning of Year	Increase in Valuation Allowance	Release of Valuation Allowance	Balance at End Year
2009 (Restated)	$(794,362)	(123,159)	—	$(917,521)
2008 (Restated)	$(788,415)	(5,947)	—	$(794,362)

9.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2009	2008
	(Restated)	(Restated)
Cooperative advertising and promotion allowances	$401,483	$440,484
Accrued returns	364,773	656,611
Product warranty obligations	362,000	370,000
Accrued interest	354,644	141,451
Payroll taxes and other employee benefits	208,180	190,987
Legal and professional fees	135,739	147,047
Charitable donations	—	239,603
Other	263,235	467,506
	$2,090,054	$2,653,689

10.                                 ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2009	2008
	(Restated)	(Restated)
Accounts receivable	$3,264,731	$(1,428,595)
Inventories	(288,858)	308,551
Prepaid expenses and other assets	47,818	10,013
Income taxes payable	1,480,076	1,235,645
Accounts payable	(73,387)	1,927,072
Accrued liabilities	(580,635)	(217,410)
Net change	$3,849,745	$1,835,276

Net cash paid during the year for:
Income taxes	$1,190,000	$2,863,000
Interest	$—	$—

Noncash financing activities:
Exercise of stock options exchanged for purchase of treasury shares	$—	$1,039,000

11.                                 PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The Company’s products carry a lifetime warranty.  The Company also records a liability for specific warranty matters when they become known and are reasonably estimated.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.  Changes to the product warranty obligations for the years ended June 30, 2009 and 2008 are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Warranty Expenses Incurred	Balance at End Year
2009	$1,112,000	324,695	(349,695)	$1,087,000
2008	$1,074,000	367,605	(329,605)	$1,112,000

The warranty obligation is recorded as a current and long-term liability.

12.                                 EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such cash contributions approximated $30,000 in 2009 and $100,000 in 2008.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2009 and 2008, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were approximately $312,822 and $374,000 during 2009 and 2008, respectively.

13.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $421,469 and $354,661 recorded as of June 30, 2009 and 2008, respectively.  Deferred compensation expense of $66,808 and $60,280 was recognized under this arrangement in 2009 and 2008, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,119,771 and $972,037 recorded as of June 30, 2009 and 2008, respectively.  Deferred compensation expense of $147,734 and $120,816 was recognized under this arrangement in 2009 and 2008, respectively.

14.                                 FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $17,495,075 during 2009 and $19,121,512 during 2008.

The Company’s sales by region are as follows:

	2009	2008
U.S.	$24,222,039	$29,962,809
Europe	15,744,430	16,870,177
All other countries	1,750,645	2,251,335
Net sales	$41,717,114	$49,084,321

Sales during 2009 and 2008 to the Company’s five largest customers, which are generally large national retailers or foreign distributors, represented approximately 54% and 50% of the Company’s net sales, respectively.  Included in these percentages, sales to a single U.S. customer represented approximately 22% and 19%, of the Company’s net sales during 2009 and 2008, respectively.  Net sales to a single Scandinavian distributor represented approximately 17% and 14%, of the Company’s total sales during 2009 and 2008, respectively.

Included in accounts receivable as of June 30, 2009 and 2008 was 49% and 64%, respectively, due from the Company’s five largest customers.

15.                                 COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2009 and 2008.

In August 2009 the Company entered into agreements totaling approximately $1,078,000 for software and new product development.  The term of these commitments is less than one year.

16.                                 RESTATED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited restated consolidated statements of operations for the quarters indicated.  The restated quarterly financial information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and restatement adjustments which are set forth in the tables below and are described in Note 2 to the Company’s consolidated financial statements) necessary for a fair presentation of such information.  The results of any quarter are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30, 2009 — Quarters Ended (unaudited)
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$12,498,036	$10,946,469	$8,840,780	$9,431,829
Cost of goods sold	6,916,661	5,762,389	4,961,188	5,528,184
Gross profit	5,581,375	5,184,080	3,879,592	3,903,645
Selling, general and administrative expenses	2,652,794	2,844,952	2,213,326	2,679,280
Unauthorized transactions	1,689,052	2,102,820	1,990,228	2,716,334
Total operating expenses	4,341,846	4,947,772	4,203,554	5,395,614
Income (loss) from operations	1,239,529	236,308	(323,962)	(1,491,969)
Other Income (Expense):
Royalty income	87,500	78,750	42,500	—
Interest income	14,053	1,446	3	1
Interest expense	(41,349)	(64,800)	(60,152)	(50,450)
Total Other Income (Expense), net	60,204	15,396	(17,649)	(50,449)
Income (loss) before income tax provision (benefit)	1,299,733	251,704	(341,611)	(1,542,418)
Income tax provision (benefit)	457,888	73,997	(159,468)	(447,851)
Net income (loss)	$841,845	$177,707	$(182,143)	$(1,094,567)
Earnings (loss) per common share:
Basic	$0.11	$0.02	$(0.02)	$(0.14)
Diluted	$0.11	$0.02	$(0.02)	$(0.14)
Dividends per common share	$0.065	$0.065	$0.065	$0.065

	Year Ended June 30, 2008 — Quarters Ended (unaudited)
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$13,039,983	$12,557,830	$10,493,369	$12,993,139
Cost of goods sold	7,324,820	7,547,779	6,219,144	7,052,286
Gross profit	5,715,163	5,010,051	4,274,225	5,940,853
Selling, general and administrative expenses	2,419,312	2,444,014	2,243,431	3,070,310
Unauthorized transactions	1,016,596	1,844,687	1,208,497	1,030,120
Total operating expenses	3,435,908	4,288,701	3,451,928	4,100,430
Income from operations	2,279,255	721,350	822,297	1,840,423
Other Income (Expense):
Royalty income	86,874	87,500	87,500	87,500
Interest income	50,440	46,751	11,929	10,344
Interest expense	(13,047)	(47,375)	(45,994)	(38,593)
Total Other Income, net	124,267	86,876	53,435	59,251
Income before income tax provision	2,403,522	808,226	875,732	1,899,674
Income tax provision	916,830	336,662	402,164	877,849
Net income	$1,486,692	$471,564	$473,568	$1,021,825
Earnings per common share:
Basic	$0.20	$0.06	$0.06	$0.15
Diluted	$0.20	$0.06	$0.06	$0.15
Dividends per common share	$0.065	$0.565	$0.065	$0.065

The following tables reflect the effects of the restatement of the unaudited consolidated statements of operations for the quarters ended in 2009.

	Quarter Ended September 30, 2008 (unaudited)			Quarter Ended December 31, 2008 (unaudited)
	As previously	Restatement		As previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$11,486,034	$1,012,002	$12,498,036	$10,287,595	$658,874	$10,946,469
Cost of goods sold	7,085,574	(168,913)	6,916,661	6,804,711	(1,042,322)	5,762,389
Gross profit	4,400,460	1,180,915	5,581,375	3,482,884	1,701,196	5,184,080
Selling, general and administrative expenses	2,998,527	(345,733)	2,652,794	2,956,099	(111,147)	2,844,952
Unauthorized transactions	—	1,689,052	1,689,052	—	2,102,820	2,102,820
Total operating expenses	2,998,527	1,343,319	4,341,846	2,956,099	1,991,673	4,947,772
Income from operations	1,401,933	(162,404)	1,239,529	526,785	(290,477)	236,308
Other Income (Expense):
Royalty income	58,333	29,167	87,500	—	78,750	78,750
Interest income	14,053	—	14,053	1,446	—	1,446
Interest expense	—	(41,349)	(41,349)	—	(64,800)	(64,800)
Total Other Income, net	72,386	(12,182)	60,204	1,446	13,950	15,396
Income before income tax provision	1,474,319	(174,586)	1,299,733	528,231	(276,527)	251,704
Income tax provision	560,555	(102,667)	457,888	205,777	(131,780)	73,997
Net income	$913,764	$(71,919)	$841,845	$322,454	$(144,747)	$177,707
Earnings per common share:
Basic	$0.13	$(0.02)	$0.11	$0.05	$(0.03)	$0.02
Diluted	$0.13	$(0.02)	$0.11	$0.05	$(0.03)	$0.02
Dividends per common share	$0.065	$—	$0.065	$0.065	$—	$0.065

	Quarter Ended March 31, 2009 (unaudited)			Quarter Ended June 30, 2009 (unaudited)
	As previously	Restatement		As previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$8,145,930	$694,850	$8,840,780	$8,264,591	$1,167,238	$9,431,829
Cost of goods sold	5,531,938	(570,750)	4,961,188	5,494,790	33,394	5,528,184
Gross profit	2,613,992	1,265,600	3,879,592	2,769,801	1,133,844	3,903,645
Selling, general and administrative expenses	2,388,169	(174,843)	2,213,326	2,310,448	368,832	2,679,280
Unauthorized transactions	—	1,990,228	1,990,228	—	2,716,334	2,716,334
Total operating expenses	2,388,169	1,815,385	4,203,554	2,310,448	3,085,166	5,395,614
Income (loss) from operations	225,823	(549,785)	(323,962)	459,353	(1,951,322)	(1,491,969)
Other Income (Expense):
Royalty income	—	42,500	42,500	200,000	(200,000)	—
Interest income	2	1	3	2	(1)	1
Interest expense	—	(60,152)	(60,152)	—	(50,450)	(50,450)
Total Other Income (Expense), net	2	(17,651)	(17,649)	200,002	(250,451)	(50,449)
Income (loss) before income tax provision	225,825	(567,436)	(341,611)	659,355	(2,201,773)	(1,542,418)
Income tax provision (benefit)	88,058	(247,526)	(159,468)	56,672	(504,523)	(447,851)
Net income (loss)	$137,767	$(319,910)	$(182,143)	$602,683	$(1,697,250)	$(1,094,567)
Earnings(loss) per common share:
Basic	$0.02	$(0.04)	$(0.02)	$0.08	$(0.22)	$(0.14)
Diluted	$0.02	$(0.04)	$(0.02)	$0.08	$(0.22)	$(0.14)
Dividends per common share	$0.065	$—	$0.065	$0.065	$—	$0.065

The following tables reflect the effects of the restatement of the unaudited consolidated statements of operations for the quarters ended in 2008.

	Quarter Ended September 30, 2007 (unaudited)			Quarter Ended December 31, 2007 (unaudited)
	As previously	Restatement		As previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$12,637,606	$402,377	$13,039,983	$12,099,397	$458,433	$12,557,830
Cost of goods sold	7,845,626	(520,806)	7,324,820	7,775,022	(227,243)	7,547,779
Gross profit	4,791,980	923,183	5,715,163	4,324,375	685,676	5,010,051
Selling, general and administrative expenses	2,784,026	(364,714)	2,419,312	2,371,276	72,738	2,444,014
Unauthorized transactions	—	1,016,596	1,016,596	—	1,844,687	1,844,687
Total operating expenses	2,784,026	651,882	3,435,908	2,371,276	1,917,425	4,288,701
Income from operations	2,007,954	271,301	2,279,255	1,953,099	(1,231,749)	721,350
Other Income (Expense):
Royalty income	131,250	(44,376)	86,874	43,750	43,750	87,500
Interest income	50,440	—	50,440	46,751	—	46,751
Interest expense	—	(13,047)	(13,047)	—	(47,375)	(47,375)
Total Other Income, net	181,690	(57,423)	124,267	90,501	(3,625)	86,876
Income before income tax provision	2,189,644	213,878	2,403,522	2,043,600	(1,235,374)	808,226
Income tax provision	853,970	62,860	916,830	797,048	(460,386)	336,662
Net income	$1,335,674	$151,018	$1,486,692	$1,246,552	$(774,988)	$471,564
Earnings per common share:
Basic	$0.18	$0.02	$0.20	$0.17	$(0.11)	$0.06
Diluted	$0.18	$0.02	$0.20	$0.17	$(0.11)	$0.06
Dividends per common share	$0.065	$—	$0.065	$0.565	$—	$0.565

	Quarter Ended March 31, 2008 (unaudited)			Quarter Ended June 30, 2008 (unaudited)
	As previously	Restatement		As previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$10,003,648	$489,721	$10,493,369	$12,202,642	$790,497	$12,993,139
Cost of goods sold	6,438,524	(219,380)	6,219,144	7,092,619	(40,333)	7,052,286
Gross profit	3,565,124	709,101	4,274,225	5,110,023	830,830	5,940,853
Selling, general and administrative expenses	2,602,122	(358,691)	2,243,431	3,034,640	35,671	3,070,310
Unauthorized transactions	—	1,208,497	1,208,497	—	1,030,119	1,030,120
Total operating expenses	2,602,122	849,806	3,451,928	3,034,640	1,065,790	4,100,430
Income from operations	963,002	(140,705)	822,297	2,075,383	(234,960)	1,840,423
Other Income (Expense):
Royalty income	87,501	(1)	87,500	29,166	58,334	87,500
Interest income	11,929	—	11,929	10,344	—	10,344
Interest expense	—	(45,994)	(45,994)	—	(38,593)	(38,593)
Total Other Income, net	99,430	(45,995)	53,435	39,510	19,741	59,251
Income before income tax provision	1,062,432	(186,700)	875,732	2,114,893	(215,219)	1,899,674
Income tax provision	414,435	(12,271)	402,164	850,827	27,022	877,849
Net income	$647,997	$(174,429)	$473,568	$1,264,066	$(242,241)	$1,021,825
Earnings per common share:
Basic	$0.09	$(0.03)	$0.06	$0.17	$(0.02)	$0.15
Diluted	$0.09	$(0.03)	$0.06	$0.17	$(0.02)	$0.15
Dividends per common share	$0.065	$—	$0.065	$0.065	$—	$0.065

Restatement adjustments are described in NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS.

17.                               LEGAL MATTERS

Since learning of the unauthorized transactions in December 2009, the Company has been named in the matters described below.  The Company has also initiated certain actions against third parties, which are also described below, and may bring additional claims against other third parties.

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

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating with the ongoing SEC investigation.

•                      On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit names as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton, LLP, and Koss Corporation (as a nominal defendant); the second suit names the same parties except Grant Thornton, LLP. Among other things, both suits allege various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits have been consolidated under Master File No. 10CV002422.

•                      On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.

•                      On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.

The ultimate resolution of these matters is not determinable.

18.                               SUBSEQUENT EVENTS

As more fully described in the Explanatory Note and in Note 2, on December 18, 2009, the Company learned of certain unauthorized transactions made by Sujata Sachdeva, its former Vice President of Finance and Principal Accounting Officer.  As a result of the unauthorized transactions, the Company is restating its consolidated financial information in its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 and its Quarterly Reports in Form 10-Q/A for the three months ended September 30, 2009.  The Company is also amending its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include consolidated financial statements, which were not available at the applicable filing deadlines for those reports.

As more fully described in the Explanatory Note, the Company completed a two-for-one forward split of its common stock on December 1, 2009.  All share and per-share data in these consolidated financial statements have been adjusted to give effect to the stock split.

On May 12, 2010, the Company terminated its credit facility with Harris N.A. and entered into a new credit facility with JPMorgan Chase Bank, N.A.  The events associated with these credit facilities are described in Note 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: June 30, 2010
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	Dated: June 30, 2010
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2010.

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

10.22

Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.23

Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.

21	List of Subsidiaries of Koss Corporation. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer**

*	Filed herewith
**	Furnished herewith