Form 10-Q/A
period 2009-09-30
KOSS CORP
filed 2010-06-30
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

At June 30, 2010, there were 7,382,706 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q/A

September 30, 2009

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the three months ended September 30, 2009 includes the unaudited restated condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, unaudited restated condensed consolidated balance sheet as of September 30, 2009 and unaudited restated condensed consolidated statements of cash flows for the three months ended September 30, 2009 and 2008.  The comparative consolidated balance sheet as of June 30, 2009 has been restated.

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

Koss Corporation and its wholly-owned subsidiary (the “Company” or “Koss Corporation”) is restating its previously issued condensed consolidated financial statements and related notes to the condensed consolidated financial statements primarily to reflect adjustments relating to the unauthorized transactions previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010.  These adjustments are more fully described in Note 2 to the restated condensed consolidated financial statements in this Form 10-Q/A and in our recently filed Annual Report on Form 10-K/A for the year ended June 30, 2009.

The Company has also amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include financial information.  This Quarterly Report on Form 10-Q/A should be read in conjunction with those filings on Form 10-Q/A.

The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to Form 10-Q/A to reflect these restatements and related events:

Part I, Item 1.	Financial Statements

Part I, Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4.	Controls and Procedures

Part II, Item 1.	Legal Proceedings

Part II, Item 5.	Exhibits

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2009	2008
	(Restated, See Note 2)	(Restated, See Note 2)

Net sales	$11,614,645	$12,498,036
Cost of goods sold	5,964,673	6,916,661
Gross profit	5,649,972	5,581,375

Operating Expenses:
Selling, general and administrative expenses	2,739,298	2,652,794
Unauthorized transactions	5,324,164	1,689,052
Total Operating Expenses	8,063,462	4,341,846

(Loss) income from operations	(2,413,490)	1,239,529

Other Income (Expense):
Royalty income	—	87,500
Interest income	3	14,053
Interest expense	(58,978)	(41,349)
Total Other (Expense) Income, net	(58,975)	60,204

(Loss) income before income tax (benefit) provision	(2,472,465)	1,299,733

Income tax (benefit) provision	(878,715)	457,888

Net (loss) income	$(1,593,750)	$841,845

(Loss) earnings per common share:
Basic	$(0.22)	$0.11
Diluted	$(0.22)	$0.11

Dividends declared per common share	$0.065	$0.065

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	June 30, 2009
	(Restated, See Note 2)	(Restated, See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$3,103	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $1,830,035 and $1,588,923, respectively	7,152,565	4,660,727
Inventories	9,034,710	8,708,835
Prepaid expenses	439,283	151,337
Deferred income taxes	1,385,570	1,385,497
Total Current Assets	18,015,231	16,405,272

Equipment and leasehold improvements, net	2,423,341	2,240,572

Other Assets:
Product software development costs	1,867,976	1,727,040
Deferred income taxes	8,219,664	6,311,282
Cash surrender value of life insurance	3,194,546	2,917,223
Other assets	—	25,000
Total Other Assets	13,282,186	10,980,545
Total Assets	$33,720,758	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,927,411	$3,122,721
Outstanding checks in excess of funds on deposit	621,393	—
Accrued liabilities	2,137,230	2,090,054
Dividends payable	479,876	479,876
Income taxes payable	5,184,123	4,404,382
Line of credit	2,750,000	—
Total Current Liabilities	16,100,033	10,097,033

Long-Term Liabilities:
Deferred compensation	1,594,045	1,541,240
Derivative liability	125,000	125,000
Other liabilities	725,000	725,000
Total Long-Term Liabilities	2,444,045	2,391,240

Total Liabilities	18,544,078	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,169,165	1,056,975
Retained earnings	13,970,601	16,044,227
Total Stockholders’ Equity	15,176,680	17,138,116
Total Liabilities and Stockholders’ Equity	$33,720,758	$29,626,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended September 30,	2009	2008
	(Restated, See Note 2)	(Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,593,750)	$841,845
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	241,112	102,097
Provision (provision reversal) for obsolete inventories	65,437	(28,733)
Loss on disposals of equipment and leasehold improvements	961	5,074
Depreciation of equipment and leasehold improvements	172,088	229,813
Stock-based compensation expense	112,190	110,665
Provision for deferred income taxes	(1,908,455)	(271,202)
Change in cash surrender value of life insurance	71,180	5,823
Deferred compensation	52,805	53,635
Net changes in operating assets and liabilities	(780,601)	720,770
Net cash (used in) provided by operating activities	(3,567,033)	1,769,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	25,000	—
Life insurance premiums paid	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(355,818)	(685,343)
Product software development expenditures	(140,936)	(157,137)
Net cash used in investing activities	(820,257)	(1,190,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	2,750,000	—
Net increase in outstanding checks in excess of funds on deposit	621,393	—
Dividends paid to stockholders	(479,876)	(480,395)
Net cash provided by (used in) financing activities	2,891,517	(480,395)

Net (decrease) increase in cash and cash equivalents	(1,495,773)	98,409
Cash and cash equivalents at beginning of period	1,498,876	3,162,233
Cash and cash equivalents at end of period	$3,103	$3,260,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  This pronouncement establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended September 30, 2009 and for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s June 30, 2009 Annual Report on Form 10-K/A.

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

As previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010, Koss Corporation learned of certain unauthorized transactions from at least its fiscal year ended June 30, 2005 and through December 2009.  The Company has determined that its previously issued consolidated financial statements contained errors resulting from these unauthorized transactions.

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

The following table summarizes the changes to previously reported earnings.  The amounts listed as previously recorded in the income statement were recorded as reductions to net sales, increases to cost of goods sold or as increases to selling, general and administrative expenses in the previously issued condensed consolidated financial statements for the three months ended September 30, 2009 and 2008.

	Three Months ended September 30, 2009		Three Months ended September 30, 2008
	Restatement	Per Share	Restatement	Per Share

Unauthorized transaction losses	$(5,324,164)	$(0.72)	$(1,689,052)	$(0.22)
Unauthorized transaction losses previously recorded in the income statement:
Net sales	692,556	0.09	758,237	0.10
Cost of goods sold	412,327	0.05	472,912	0.06
Selling, general and administrative expenses	(146,771)	(0.02)	166,918	0.03
Additional restatement adjustments:
Net sales	125,236	0.02	253,765	0.03
Cost of goods sold	302,562	0.04	(303,999)	(0.04)
Selling, general and administrative expenses	596,273	0.08	178,815	0.02
Royalty income	—	—	29,167	0.00
Interest income	3	0.00	—	—
Interest expense	(58,978)	(0.01)	(41,349)	(0.01)

Loss before income tax benefit	(3,400,956)	(0.47)	(174,586)	(0.03)
Income tax effect of restatement	(1,240,827)	(0.17)	(102,667)	(0.01)
Total reduction in net income	$(2,160,129)	$(0.30)	$(71,919)	$(0.02)

The condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows detailed below reconcile the previously reported amounts to the restated amounts being reported on in this Quarterly Report on Form 10-Q/A.  The restatement adjustments reflected in the financial statement line items are further described below the reconciling consolidated financial statements in the applicable section to which they pertain.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

Three Months Ended September 30,	2009 (as previously reported)	Adjustments	2009 (as restated)

Net sales	$10,796,853	$817,792	$11,614,645
Cost of goods sold	6,679,562	(714,889)	5,964,673
Gross profit	4,117,291	1,532,681	5,649,972

Operating Expenses:
Selling, general and administrative expenses	3,188,800	(449,502)	2,739,298
Unauthorized transactions	—	5,324,164	5,324,164
Total Operating Expenses	3,188,800	4,874,662	8,063,462

Income (loss) from operations	928,491	(3,341,981)	(2,413,490)

Other Income (Expense):
Royalty income	—	—	—
Interest income	—	3	3
Interest expense	—	(58,978)	(58,978)
Total Other (Expense), net	—	(58,975)	(58,975)

Income (loss) before income tax	928,491	(3,400,956)	(2,472,465)

Income tax provision (benefit)	362,112	(1,240,827)	(878,715)

Net income (loss)	$566,379	$(2,160,129)	$(1,593,750)

Earnings (loss) per common share:
Basic	$0.08	$(0.30)	$(0.22)
Diluted	$0.08	$(0.30)	$(0.22)

Dividends declared per common share	$0.065	$—	$0.065

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF INCOME INFORMATION

Three Months Ended September 30,	2008 (as previously reported)	Adjustments	2008 (as restated)

Net sales	$11,486,034	$1,012,002	$12,498,036
Cost of goods sold	7,085,574	(168,913)	6,916,661
Gross profit	4,400,460	1,180,915	5,581,375

Operating Expenses:
Selling, general and administrative expenses	2,998,527	(345,733)	2,652,794
Unauthorized transactions	—	1,689,052	1,689,052
Total Operating Expenses	2,998,527	1,343,319	4,341,846

Income from operations	1,401,933	(162,404)	1,239,529

Other Income (Expense):
Royalty income	58,333	29,167	87,500
Interest income	14,053	—	14,053
Interest expense	—	(41,349)	(41,349)
Total Other Income, net	72,386	(12,182)	60,204

Income before income tax provision	1,474,319	(174,586)	1,299,733

Income tax provision	560,555	(102,667)	457,888

Net income	$913,764	$(71,919)	$841,845

Earnings per common share:
Basic	$0.13	$(0.02)	$0.11
Diluted	$0.13	$(0.02)	$0.11

Dividends declared per common share	$0.065	$—	$0.065

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

As of September 30,	2009 (as previously reported)	Adjustments	2009 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,847,643	$(2,844,540)	$3,103
Accounts receivable, less allowance for doubtful accounts of $1,830,035	10,280,462	(3,127,897)	7,152,565
Inventories	10,371,604	(1,336,894)	9,034,710
Prepaid expenses	—	439,283	439,283
Deferred income taxes	720,121	665,449	1,385,570
Other current assets	920,153	(920,153)	—
Total Current Assets	25,139,983	(7,124,752)	18,015,231

Equipment and leasehold improvements, net	4,364,028	(1,940,687)	2,423,341

Other Assets:
Product software development costs	—	1,867,976	1,867,976
Deferred income taxes	1,237,727	6,981,937	8,219,664
Cash surrender value of life insurance	—	3,194,546	3,194,546
Other Assets	2,160,586	(2,160,586)	—
Total Other Assets	3,398,313	9,883,873	13,282,186
Total Assets	$32,902,324	$818,434	$33,720,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,428,020	$2,499,391	$4,927,411
Outstanding checks in excess of funds on deposit	—	621,393	621,393
Accrued liabilities	1,935,695	201,535	2,137,230
Dividends payable	479,876	—	479,876
Income taxes payable	287,681	4,896,442	5,184,123
Line of credit	2,750,000	—	2,750,000
Total Current Liabilities	7,881,272	8,218,761	16,100,033

Long-Term Liabilities:
Deferred compensation	1,095,961	498,084	1,594,045
Derivative liability	125,000	—	125,000
Other liabilities	—	725,000	725,000
Total Long-Term Liabilities	1,220,961	1,223,084	2,444,045

Total Liabilities	9,102,233	9,441,845	18,544,078
Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	—	36,914	36,914
Paid in capital	—	1,169,165	1,169,165
Retained earnings	—	13,970,601	13,970,601
Stockholders’ investment	23,800,091	(23,800,091)	—
Total Stockholders’ Equity	23,800,091	(8,623,411)	15,176,680
Total Liabilities and Stockholders’ Equity	$32,902,324	$818,434	$33,720,758

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

As of June 30,	2009 (as previously reported)	Adjustments	2009 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,407	$(165,531)	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $1,588,923	8,679,606	(4,018,879)	4,660,727
Inventories	9,763,158	(1,054,323)	8,708,835
Prepaid expenses	179,549	(28,212)	151,337
Deferred income taxes	720,121	665,376	1,385,497
Total Current Assets	21,006,841	(4,601,569)	16,405,272

Equipment and leasehold improvements, net	4,076,198	(1,835,626)	2,240,572

Other Assets:
Product software development costs	—	1,727,040	1,727,040
Deferred income taxes	1,237,727	5,073,555	6,311,282
Cash surrender value of life insurance	—	2,917,223	2,917,223
Other assets	2,149,586	(2,124,586)	25,000
Total Other Assets	3,387,313	7,593,232	10,980,545

Total Assets	$28,470,352	$1,156,037	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,810,466	$1,312,255	$3,122,721
Accrued liabilities	1,153,089	936,965	2,090,054
Dividends payable	479,876	—	479,876
Income taxes payable	175,568	4,228,814	4,404,382
Total Current Liabilities	3,618,999	6,478,034	10,097,033

Long-Term Liabilities:
Deferred compensation	1,095,961	445,279	1,541,240
Derivative liability	125,000	—	125,000
Other Liabilities	—	725,000	725,000
Total Long-Term Liabilities	1,220,961	1,170,279	2,391,240

Total Liabilities	4,839,960	7,648,313	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	2,049,384	(2,012,470)	36,914
Paid in capital	—	1,056,975	1,056,975
Retained earnings	21,581,008	(5,536,781)	16,044,227
Total Stockholders’ Equity	23,630,392	(6,492,276)	17,138,116

Total Liabilities and Stockholders’ Equity	$28,470,352	$1,156,037	$29,626,389

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

Three Months Ended September 30,	2009 (as previously reported)	Adjustments	2009 (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$566,379	$(2,160,129)	$(1,593,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	—	241,112	241,112
Provision for obsolete inventories	—	65,437	65,437
Loss on disposals of equipment and leasehold improvements	—	961	961
Depreciation of equipment and leasehold improvements	252,107	(80,019)	172,088
Stock-based compensation expense	—	112,190	112,190
Provision for deferred income taxes	—	(1,908,455)	(1,908,455)
Change in cash surrender value of life insurance	—	71,180	71,180
Deferred compensation	—	52,805	52,805
Net changes in operating assets and liabilities	(1,363,103)	582,502	(780,601)
Net cash used in operating activities	(544,617)	(3,022,416)	(3,567,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	25,000	25,000
Life insurance premiums paid	—	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(542,271)	186,453	(355,818)
Product software development expenditures	—	(140,936)	(140,936)
Net cash used in investing activities	(542,271)	(277,986)	(820,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	2,750,000	—	2,750,000
Net increase in outstanding checks in excess of funds on deposit	—	621,393	621,393
Dividends paid to stockholders	(479,876)	—	(479,876)
Net cash provided by financing activities	2,270,124	621,393	2,891,517

Net increase (decrease) in cash and cash equivalents	1,183,236	(2,679,009)	(1,495,773)
Cash and cash equivalents at beginning of period	1,664,407	(165,531)	1,498,876
Cash and cash equivalents at end of period	$2,847,643	$(2,844,540)	$3,103

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

Three Months Ended September 30,	2008 (as previously reported)	Adjustments	2008 (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$913,764	$(71,919)	$841,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	102,097	102,097
Reversal of provision for obsolete inventories	—	(28,733)	(28,733)
Loss on disposals of equipment and leasehold improvements	—	5,074	5,074
Depreciation of equipment and leasehold improvements	289,899	(60,086)	229,813
Stock-based compensation expense	—	110,665	110,665
Provision for deferred income taxes	—	(271,202)	(271,202)
Change in cash surrender value of life insurance	—	5,823	5,823
Deferred compensation	—	53,635	53,635
Net changes in operating assets and liabilities	980,370	(259,600)	720,770
Net cash provided by operating activities	2,184,033	(414,246)	1,769,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	—	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(941,493)	256,150	(685,343)
Product software development expenditures	—	(157,137)	(157,137)
Net cash used in investing activities	(941,493)	(249,490)	(1,190,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders	(480,395)	—	(480,395)
Net cash used in financing activities	(480,395)	—	(480,395)

Net increase in cash and cash equivalents	762,145	(663,736)	98,409
Cash and cash equivalents at beginning of period	3,322,873	(160,640)	3,162,233
Cash and cash equivalents at end of period	$4,085,018	$(824,376)	$3,260,642

The financial accounts and transactions that were affected and a description of matters that were discovered in the restatement process are summarized as follows:

Net Sales

The Company has determined that its previously filed condensed consolidated financial statements contained errors for understatement of revenue because of the unauthorized transactions.  Certain unauthorized transactions improperly reduced various sales accounts through the use of manual journal entries or system transactions.  In the three months ended September 30, 2009 and September 30, 2008, net sales were understated by the amounts set forth in Table A, below.

Table A

Restatement Adjustments Related to Net Sales

	September 30, 2009	September 30, 2008
Restatement adjustments to increase gross sales	$700,140	$696,560
Restatement adjustments to sales allowances	117,652	315,442
Total	$817,792	$1,012,002

Cost of Goods Sold

Cost of goods sold was overstated in the reporting periods as a result of various entries made in connection with the unauthorized transactions.  Portions of the unauthorized transactions were improperly charged to cost of goods sold.  The majority of the erroneous charges were made to materials, fringe benefit overhead accounts, engineering and depreciation for the three months ended September 30 as set forth in Table B, below.

Table B

Restatement Adjustments Related to Cost of Goods Sold

	September 30, 2009	September 30, 2008
Material and all other	$(496,576)	$(126,145)
Labor	(183,153)	(49,967)
Freight	53,701	134,459
Fringe benefits	—	(49,582)
Engineering	(30,000)	(119,161)
Depreciation	(58,861)	41,483
Total	$(714,889)	$(168,913)

Selling, General and Administrative Expenses

The financial statement review included an evaluation of various balance sheet accounts along with their corresponding income statement items that are included in selling, general and administrative expenses.  It was determined that the items listed below were misstated.

•                  Provision for doubtful accounts was understated as was the allowance for doubtful accounts.

•                  Accounting for the cash surrender value of life insurance was improperly stated because of not including all of the related life insurance policies.

•                  Deferred compensation expense was understated for the three months ended September 30, 2009 and 2008 as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

•                  Costs for professional fees and product development expense were overstated as a result of erroneous manual journal entries.  The erroneous charges were recorded to these line items in both periods.

The amounts related to the above misstatements for the three months ended September 30 are summarized in Table C, below.

Table C

Restatement Adjustments Related to Selling,

General and Administrative Expenses

	September 30, 2009	September 30, 2008
Provision for doubtful accounts	$121,112	$(24,412)
Stock-based compensation expense	112,190	110,665
Change in miscellaneous income	(277,323)	(342,681)
Deferred compensation expense	52,805	53,635
Professional fees	16,961	(21,601)
Fringe benefits	—	(39,893)
Officers’ life insurance	260,947	264,463
Bonuses	—	37,000
Koss Employee Stock Ownership Trust/401(k)	—	(26,092)
Donations	(7,500)	(1,628)
Financial public relations	(30,000)	(59,999)
Gain/loss on fixed asset disposals	961	5,074
New product development, sales, marketing and commissions	(498,722)	(37,159)
Depreciation	(21,158)	(101,569)
Miscellaneous expense	(84,341)	(13,093)
Other selling, general and administrative	(95,434)	(148,443)
Total	$(449,502)	$(345,733)

Income Tax Provision

The impact of the various account adjustments for the three months ended September 30 on the income tax provision is detailed in Table D, below.

Table D

Restatement Adjustments Related to Income Tax Provision

	September 30, 2009	September 30, 2008
Federal income tax provision	$(1,143,448)	$(144,299)
State income tax provision	(98,177)	18,907
Foreign income tax provision	798	22,725
Income tax provision	$(1,240,827)	$(102,667)

Cash and Cash Equivalents

Cash was improperly overstated because of the unauthorized transactions.  The impact on cash is shown in Table E, below.

Table E

Restatement Adjustments Related to Cash

	September 30, 2009	June 30, 2009
Correction of cash balance	$(2,844,540)	$(165,531)

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

Table F

Restatement Adjustments Related to Accounts Receivable,

and Allowance for Doubtful Accounts

	September 30, 2009	June 30, 2009
Accounts receivable because of delayed cash posting	$(2,395,573)	$(3,407,667)
Allowance for doubtful accounts	(732,324)	(611,212)
Total	$(3,127,897)	$(4,018,879)

Inventories

Inventories were overstated as a result of not properly accounting for the inventory in transit, insufficient provision for obsolete or slow-moving inventory and treating advance payments as inventory.  The impact of these items is provided in Table G, below.

Table G

Restatement Adjustments Related to Inventory

	September 30, 2009	June 30, 2009
Inventory in transit	$1,310	$289,622
Obsolete and slow-moving inventory	(846,666)	(901,229)
Prepaid inventory	(549,039)	(402,642)
LIFO reserve	9,071	9,071
Freight on inventory	54,497	25,614
Other	(6,067)	(74,759)
Total	$(1,336,894)	$(1,054,323)

Equipment and Leasehold Improvements

Assets no longer used in the business were not removed from equipment and leasehold improvements.  As part of the restatement, the Company reviewed the assets and wrote off assets that  were no longer being used in the business.  Almost all of the assets which were written off had been fully depreciated prior to these adjustments.  Loss on disposal was $961 for the three months ended September 30, 2009 and $5,074 for the three months ended September 30, 2008.  Product software development costs were reclassified and reported separately in the restated consolidated balance sheets.   The impact of the equipment and leasehold improvements is provided in Table H below.

Table H

Restatement Adjustments Related to Equipment and Leasehold Improvements

	September 30, 2009	June 30, 2009
Leasehold improvements	$(77,468)	$(77,468)
Machinery, equipment, furniture and fixtures	(508,083)	(511,937)
Tools, dies, molds and patterns	(6,727,610)	(6,534,676)
	(7,313,161)	(7,124,081)
Accumulated depreciation	5,372,474	5,288,455
Total	$(1,940,687)	$(1,835,626)

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

Table I

Restatement Adjustments Related to Product Software Development Costs

	September 30, 2009	June 30, 2009
Reclassification from equipment and leasehold improvements	$1,867,976	$1,727,040

Cash Surrender Value of Life Insurance

Cash surrender value of life insurance has been restated because of an error in the previously calculated amounts.  In addition, it was previously reported in “Other assets” but has now been classified separately in the restated consolidated balance sheets.  The balance sheet impact of the restatement to cash surrender value is as shown in Table J, below.

Table J

Restatement Adjustments Related to Cash Surrender Value

	September 30, 2009	June 30, 2009
Correction of error	$1,033,960	$792,637

Liabilities

Various current liabilities were not properly stated due to the unauthorized transactions or as a result of different estimates at the time the statements were prepared.  The following accounts were affected:

•                        Accounts payable was understated on the June 30, 2009 consolidated balance sheet because of an erroneous transaction for approximately $1,290,000.  Other changes to accounts payable are for reclassification of deposits to an asset account and to include accounts receivable credit balances in accounts payable.

•                        Accrued liabilities have been revised to:

•                  Include proper cutoff of professional fees at each period end;

•                  Adjust accrued returns based on detailed analysis of returns, price adjustments and shipping adjustments;

•                  Increase accrued product warranty obligations to reflect the estimated costs of future returns of product based on an analysis of annual returns and the cost of replacing the returned items.  The Company believes this properly values the potential liability based on annual returns and cost of replacing the returned items.

The liability for deferred compensation was understated as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

The balance sheet impact of the restatement of liabilities is as shown in Table K, below.

Table K

Restatement Adjustments Related to Accounts Payable,

Accrued Liabilities and Long-Term Liabilities

	September 30, 2009	June 30, 2009
Erroneous transactions	$—	$1,290,011
Reclassification of advance payments to deposits	47,729	110,263
Accounts receivable credit balances	15,504	25,573
Erroneous adjustments to accounts payable	2,782,890	167,083
Other accounts payable	(346,732)	(280,675)
Accounts payable	$2,499,391	$1,312,255

	September 30, 2009	June 30, 2009
Legal and professional fees	$90,683	$166,939
Accrued returns	219,773	219,773
Product warranty obligations	312,420	312,420
Cooperative advertising and promotion allowances	(267,653)	(250,000)
Accrued interest	413,363	354,644
Accrued product development	(396,354)	5,877
Fringe benefits	(131,518)	4,467
Other accrued liabilities	(39,179)	122,845
Accrued liabilities	$201,535	$936,965

	September 30, 2009	June 30, 2009
Long-term product warranty obligations	$725,000	$725,000
Deferred compensation liability	498,084	445,279
Long-term liabilities	$1,223,084	$1,170,279

Income Taxes Payable

The impact of the various account adjustments on income taxes payable is detailed below in Table L, below.

Table L

Restatement Adjustments Related to Income Taxes Payable

	September 30, 2009	June 30, 2009
Accrued federal income tax	$3,988,565	$3,428,169
Accrued state income tax	1,109,317	1,002,085
Other	(201,440)	(201,440)
Income taxes payable	$4,896,442	$4,228,814

3.                                       EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending September 30, 2009 and 2008 were 7,382,706 and 7,390,702, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.  For the quarter ended September 30, 2009 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted (loss) per share.  Shares under option of 1,203,308 were excluded from diluted weighted average common shares outstanding for the quarter ended September 30, 2009 as they would be anti-dilutive due to the Company’s net loss for the quarter.  Common stock equivalents of 23,308, related to stock option grants, were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share for the quarter ended September 30, 2008.  The dilutive effect of stock options of 1,100,000 for which the exercise price was higher than the average market price for the quarter ended September 30, 2008 were excluded from the calculation of diluted earnings per share.

4.                                       INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  The Company is not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2009 for Federal and fiscal 2005 through 2009 for most state jurisdictions.

The total liability for unrecognized tax benefits was $300,000 as of September 30, 2009 and June 30, 2009.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  As part of the unauthorized transactions, the Company has accrued interest of $413,363 and $354,644 at September 30, 2009 and June 30, 2009, respectively.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the three months ended September 30, 2009.

5.                                       INVENTORIES

The classification of inventories is as follows:

	September 30 2009	June 30, 2009
	(Restated)	(Restated)
Raw materials and work in process	$2,996,591	$2,609,313
Finished goods	7,036,921	7,032,887
	10,033,512	9,642,200
Allowance for obsolete and slow-moving inventory	998,802	933,365
	$9,034,710	$8,708,835

6.                                       STOCK PURCHASE AGREEMENT

The Company has an agreement with its Chairman, John C. Koss, in the event of his death, at the request of the executor of the estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.

The fair value of the option at September 30, 2009 and June 30, 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.                                        DIVIDENDS DECLARED

On September 16, 2009, the Company declared a quarterly cash dividend of $0.065 per share for the stockholders of record on September 30, 2009 to be paid October 15, 2009.  Such dividend payable has been recorded at September 30, 2009.

8.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  Options vest over a four or five year period, with a maximum term of five to ten years.

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

A summary of stock option activity under the plan for the three months ended September 30, 2009 is as follows and is adjusted for the two-for-one stock split on December 1, 2009:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options
Shares under option at June 30, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—
Granted	340,000	$6.275 - $6.905	$6.76
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Shares under option at September 30, 2009	1,203,308	$6.275 - $14.40	$9.34	4.38	$—

Exercisable as of June 30, 2009	532,808	$7.76 - $14.40	$10.72
Exercisable as of September 30, 2009	559,108	$6.275 - $14.40	$10.66

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$45,772	$45,772

9.                                       ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the three months ended:

	September 30, 2009	September 30, 2008
	(Restated)	(Restated)
Accounts receivable	$(2,732,950)	$1,968,456
Inventories	(391,312)	227,069
Prepaid expenses and other assets	(287,946)	(458,771)
Income taxes payable	779,741	(35,911)
Accounts payable	1,804,690	(648,737)
Accrued liabilities	47,176	(331,336)
Net change	$(780,601)	$720,770

Net cash paid during the year for:
Income taxes	$250,000	$750,000
Interest	$—	$—

10.                                 CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% determined in accordance with the loan agreement. The credit facility included financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The outstanding balance on this credit facility at September 30, 2009 amounted to $2,750,000.  There was no balance outstanding on this credit facility at June 30, 2009.  The weighted-average interest rate for the three months ended September 30, 2009 was 3.25%.

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Credit Agreement expires on July 31, 2013. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000, and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions, and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the

Company’s obligations under the Credit Agreement.  On May 12, 2010, the Company also terminated its loan agreement with Harris N.A. and repaid the entire $5,863,349 balance outstanding as of that date.

11.                                 STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three month periods ended September 30, 2009 and 2008.

	2009	2008
	(as restated)	(as restated)
Net (loss) income (as restated)	$(1,593,750)	$841,845
Dividends declared	(479,876)	(480,395)
Stock-based compensation expense (as restated)	112,190	110,665
	$(1,961,436)	$472,115

12.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued an update regarding measurement of liabilities at fair value (Accounting Standards Codification 820) which provides additional guidance on how companies should measure liabilities.  The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available.  This update had no impact on the Company’s consolidated financial statements.

13.                                 LEGAL MATTERS

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

14.                                 OTHER

As more fully described in the Explanatory Note and Note 2 to the consolidated financial statements in the Company’s Form 10-K/A filed on June 30, 2010, and in Note 2 to these condensed consolidated financial statements, the Company learned of certain unauthorized transactions made by Sujata Sachdeva, its former Vice President of Finance and Principal Accounting Officer.  As a result of the unauthorized transactions, the Company is restating its consolidated financial information in its Annual Report on 10-K/A for the fiscal year ended June 30, 2009 and its Quarterly Reports in Form 10-Q/A for the three months ended September 30, 2009.  The Company is also amending its Quarterly Reports on 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include consolidated financial statements, which were not available at the applicable filing deadlines for those reports.

As more fully described in the Explanatory Note in the Company’s Form 10-K/A filed on June 30, 2010 and in Note 2 to these consolidated financial statements, the Company completed a two-for-one forward stock split on December 1, 2009.  All share and per-share data in these consolidated financial statements have been adjusted to give effect to the stock split.

On May 12, 2010, the Company terminated its credit facility with Harris N.A. and entered into a new credit facility with JPMorgan Chase Bank, N.A.  The events associated with these credit facilities are described in Note 10.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes.  References made to years are for fiscal year periods.  All share and per-share data have been adjusted to reflect the stock split in December 2009.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Koss Corporation for the three months ended September 30, 2009 and 2008.  For a more complete understanding of this discussion, please read the Notes to Condensed Consolidated Financial Statements included in this report.

This discussion and analysis has been updated to reflect the results of the restatement described in the Explanatory Note to this report.

Overview

Koss Corporation developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity stereophones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereophones, wireless stereophones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. We operate as one business segment.

Unauthorized Transactions — In December 2009, Koss learned of significant unauthorized transactions made by Ms. Sachdeva which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions increased significantly over time from $5,099,900 in 2008 to $8,498,434 in 2009 to $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s existing internal controls and established operating procedures.  In carrying out the unauthorized transactions, these three former employees failed to adhere to the Company’s existing procedures for processing payments and concealed the misappropriations from management, including the directors and remaining officers of the Company.  Various accounting methods and accounting entries were used to conceal the unauthorized transactions.  Ms. Sachdeva and these other former employees were terminated shortly after the Company learned of the unauthorized transactions.  As a result of these unauthorized transactions, we are restating our condensed consolidated financial statements in this quarterly report on Form 10-Q/A.  See the Explanatory Note to this Form 10-Q/A and Note 2 to the restated unaudited condensed consolidated financial statements for additional discussion of the unauthorized transactions and restatement.

Restatement — The restated unaudited condensed consolidated financial statements, included in this Form 10-Q/A, correct errors in a majority of the financial statement line items in the previously issued condensed consolidated financial statements for all periods presented.  The errors resulted from falsifications by the terminated employees, including Ms. Sachdeva, to conceal the misappropriations from management.  The most significant revisions are:

•                              The unauthorized transactions were not properly accounted for as losses and disclosed as a separate line item on the income statement as an expense.

•                              Net sales were understated due to journal entries made to conceal certain misappropriations.

•                              Cost of sales was overstated as a result of journal entries made to conceal certain misappropriations.

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

•                              Cash was not properly reconciled and was overstated due to the unauthorized transactions at September 30 and June 30, 2009.

•                              Disposals of equipment and leasehold improvements were not properly recorded and assets no longer used in the business were not properly removed from the financial records.

•                              Other assets were improperly stated due to errors in applying accounting principles generally accepted in the United States of America (“GAAP”).

•                              Accounts payable was understated at June 30, 2009 due to an erroneous transaction that was posted to accounts payable in 2009 and improper cutoff of transactions.

•                              Other accrued liabilities, including product warranty obligations and deferred compensation, have been adjusted to properly apply GAAP or to correct the estimates used to prepare the previously filed consolidated financial statements.

Results of Operations

Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008

Sales and Gross Profit

Net sales for the three months ended September 30, 2009 totaled $11,614,645, compared with $12,498,036 in the three months ended September 30, 2008.  This $883,391 decrease in net sales was driven by soft retail sales in the United States.  The sales decline in the United States was largely due to a decline in sales of approximately $650,000 at a large U.S. retailer.

Gross profit in the three months ended September 30, 2009 was $5,649,972 or 48.6% of net sales compared to $5,581,375 or 44.7% of net sales in the three months ended September 30, 2008.  This improvement in gross margin percentage was due to a more favorable product mix as we have experienced stability in our pricing as well as pricing from our vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 was $2,739,298, as compared to $2,652,794 for the three months ended September 30, 2008.   The increase in selling, general and administrative expenses was the result of increased provision for doubtful accounts related to a U.S. distributor and increased professional fees.  These were partially offset by reduced spending for trade shows and performance related compensation.  The decreased trade show spending was due to the Company’s decision not to participate in a major show in 2010.  Performance related bonuses and profit sharing were lower due to lower earnings.

Unauthorized Transactions

In the three months ended September 30, 2009, the unauthorized transactions totaled $5,324,164 compared to $1,689,052 in the three months ended September 30, 2008.

Operating Income

In the three months ended September 30, 2009, the Company had an operating loss, including the unauthorized transactions as expense, of $2,413,490 compared to operating income, including the unauthorized transactions as expense, of $1,239,529 in the three months ended September 30, 2008.  The decrease in operating income was primarily the result of lower volume and increased unauthorized transactions.  Operating income, excluding the unauthorized transactions, was $2,910,674 in the three months ended September 30, 2009 or 25.1% of net sales compared to $2,928,581 or 23.4% of net sales in the three months ended September 30, 2008.

Provision for Income Taxes

Income tax benefit for the three months ended September 30, 2009 was $878,715 as compared to $457,888 of income tax provision in the three months ended September 30, 2008.  The effective income tax rate was 35.5% and 35.2% for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Operating Activities

We currently use cash generated from operations and underlying working capital as financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We believe we have sufficient liquidity for at least the next 12 months.  We require working capital investment to maintain our position as a leading developer and manufacturer of high quality stereophones.  The primary drivers of these requirements are production costs, distribution costs and finished goods inventories to support our customers’ requirements for short lead times.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the three months ended September 30, 2009, cash used in operations was $3,567,033 and during the three months ended September 30, 2008, cash provided by operations was $1,769,787.  Working capital was $1,915,198 at September 30, 2009 and $6,308,239 at June 30, 2009.  The net decrease in working capital of $4,393,041 from June 30, 2009 represents primarily the decrease in cash, increased accounts payable and line of credit borrowings to fund the net loss.  These were partially offset by an increase in accounts receivable because of the increase in sales in the three months ended September 30, 2009 compared to the three months ended June 30, 2009.  As of September 30, 2009 the Company had open commitments of approximately $824,000 for software and new product development.

Investing Activities

Cash used in investing activities for the three months ended September 30, 2009 was $820,257 as compared to $1,190,983 used in investing activities for the three months ended September 30, 2008.  Cash used in investing activities for both periods was largely due to capital expenditures which mainly consisted of product software development costs and tooling to support production.

Financing Activities

Net cash provided by financing activities was $2,891,517 in the three months ended September 30, 2009 compared to a use of $480,395 in the three months ended September 30, 2008.  In the three months ended September 30, 2009, the Company received $2,750,000 from borrowing on its line of credit offset by a $479,876 dividend payment.  In the three months ended September 30, 2008, there was a dividend payment of $480,395. The Company intends to continue its regular quarterly dividends for the foreseeable future.

Credit Facilities

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate as determined in accordance with the loan agreement. The credit facility included financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  Outstanding draws on the credit facility at September 30, 2009 amounted to $2,750,000.  There was no utilization of the credit facility at June 30, 2009.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued an update regarding measurement of liabilities at fair value (Accounting Standards Codification 820) which provides additional guidance on how companies should measure liabilities.  The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available.  This update had no impact on the Company’s consolidated financial statements.

Stock Split

On September 10, 2009, NASDAQ notified the Company that it no longer met the 750,000 minimum publicly held shares requirement under Listing Rule 5450(b)(1)(B) for continued listing on The NASDAQ Global Market.  On September 24, 2009, the Company submitted its compliance plan to NASDAQ proposing to implement a two-for-one forward stock split of the Company’s Common Stock.  The proposed stock split would cause the Company’s total number of publicly held shares to exceed the 750,000 minimum threshold while maintaining the Company’s compliance with NASDAQ’s other continued listing requirements. On September 29, 2009, NASDAQ granted the Company an extension of time in order to allow the Company to regain compliance with NASDAQ’s listing requirements. The Company was granted until December 24, 2009 to regain compliance.

At a meeting held on October 7, 2009, the Board of Directors conditionally approved a two-for-one forward stock split to be effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding on or about November 20, 2009, the record date for the stock split. The stock split was conditioned upon approval by the stockholders of an increase in the number of authorized shares of the Common Stock of the Company from 8,500,000 shares to 20,000,000 shares.  At a special meeting of stockholders on November 19, 2009, the Company’s stockholders approved the proposed increase.  The stock split was distributed to the Company’s stockholders on December 1, 2009.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin, which it leases from its Chairman, John C. Koss.  On August 15, 2007, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  Management believes the lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

Item 4.    Controls and Procedures.

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

In connection with its post remedial measures, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, and has concluded that the Company’s disclosure controls and procedures were not sufficiently effective in that they failed to timely detect the circumvention of the internal controls and procedures related to the processing and recording of the unauthorized transactions.  The failure to timely detect the circumvention of the Company’s disclosure controls and procedures has resulted in the restatement of the Company’s financial statements for the periods covered by this filing.

Notwithstanding this conclusion, the Company’s management believes that the restatement of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly presents, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.  Such belief is based on a number of factors, including the Company’s own internal review that identified restatements to its previously issued financial statements, the Company’s efforts to reconcile certain account balances independent of the internal controls, the Company’s utilization of third party consulting personnel to supplement this process, the Company’s efforts to remediate and strengthen the existing internal controls over assets and financial reporting, and the performance of additional procedures by the Company’s management designed to ensure the reliability of financial reporting.

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

Changes in Internal Controls over Financial Reporting.

Although there were no significant changes in our internal control over financial reporting that occurred during the period ended September 30, 2009, the Company has concluded that the Company’s internal controls and operating procedures were circumvented and the circumvention was concealed from management.  As a result, management believes that the Company’s internal controls contained material weaknesses by not timely detecting the circumvention of internal controls related to the processing and recording of the unauthorized transactions.

The Company has identified how its controls over financial reporting were circumvented and how it is addressing these matters below.

•            Auditor review.  The circumvention of the Company’s internal controls and procedures was not detected as part of the Company’s annual audits and quarterly reviews by its former independent auditor Grant Thornton, LLP.  On June 24, 2010, the Company filed an action against Grant Thornton, LLP and Ms. Sachdeva.

•            Wire transfers and cashier’s checks.  Approximately $30,900,000 or 98.1% of the total $31,500,000 of unauthorized transactions from fiscal year 2005 through December 2009 was misappropriated by circumventing the Company’s internal controls and other operating procedures for the payment of Company expenditures by using wire transfers or cashier’s checks from the Company’s bank accounts to pay for personal expenditures.  Of the $30,900,000, approximately $8,500,000 and $5,100,000 was misappropriated by use of these means during fiscal years 2009 and 2008, respectively.  These unauthorized transactions were processed by circumventing the Company’s policy that all invoices over $5,000 were required to be submitted and approved by Michael Koss as the CEO, and all accounts payable checks generated from the Company’s accounts payable system were signed by the CEO.  Moreover, wire transfers were to be used only for authorized transactions including certain inventory purchases and transfers of funds between the Company’s bank accounts.  Wire transfers for inventory purchases and the recurring expense items required the approval by several employees including authorized Vice Presidents, while the wire transfers between the Company’s bank accounts were processed and approved by Ms. Sachdeva and one of the other terminated employees in the accounting department.  Ms. Sachdeva, by herself and/or by directing other employees in the accounting department, ordered cashier’s checks from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system. Ms. Sachdeva, by herself and/or by directing others in the accounting department, processed wire transfers from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system.  This has been remediated by: (1) disallowing the use of any cashier’s checks; (2) enforcing that all wire transfers are initiated within the financial function and electronically approved by the CEO; and (3) performing an enhanced review, reconciliation and reporting of cash activities.

•            Petty cash, manual checks and traveler’s checks.  The remaining misappropriations of approximately $600,000 or 1.9% from the total amount of $31,500,000 from fiscal year 2005 through December 2009 were carried out by circumventing the Company’s internal controls and other standard operating procedures involving the Company’s petty cash system, manual check system and policy for using traveler’s checks.  In doing so, the Company’s policy requiring that all expense reports be submitted and approved by the CEO was circumvented.  Out of the estimated $600,000 of these types of transactions, approximately $83,000 and $110,000 occurred during fiscal years 2009 and 2008, respectively.  Approximately $107,000 of misappropriations involving the use of the Company’s petty cash system, manual check system and traveler’s checks policy occurred during fiscal year 2010.  Remediation of these issues has been accomplished by: (1) eliminating the petty cash fund so all reimbursements run through normal controlled accounts payable channels; (2) eliminating the use of manual checks so all check disbursements are generated from the Company’s accounts payable system check run; and (3) eliminating the use of traveler’s checks.

•            Recording of unauthorized transactions.  Ms. Sachdeva and one of the other terminated employees further concealed the unauthorized transactions by recording numerous erroneous accounting entries in various accounts to hide the true nature of the transactions.  The Company has subsequently improved the controls and procedures related to journal entries and account reconciliations to include improved segregation of duties, review and approval of reconciliations, and approval of all manual journal entries.

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

•            Corporate standards and whistleblower policy.  The three terminated employees including Ms. Sachdeva failed to comply with the Company’s established standards of integrity, ethical values and its Code of Conduct, Code of Ethics and Whistleblower policy.  The Company has taken steps to reinforce these policies with all of its employees, officers and directors.

•            Application of GAAP.  The terminated employees, including Ms. Sachdeva as the principal accounting officer in charge of financial reporting, failed to properly apply the Company’s established accounting policies and adherence with GAAP.  As a result, certain established accounting policies were not applied correctly and resulted in inaccuracies, both from the fraudulent activity directed by Ms. Sachdeva and the misapplication of GAAP.  The affected accounts include equipment and leasehold improvements, cash surrender value of life insurance, accrued deferred compensation and accrued warranty.  As part of the restatement of the consolidated financial statements, the accounts were reviewed in detail and reconciled.  Integral to the reconciliation process was a review of all critical accounting estimates.

•            Information Technology.  The Company’s internal controls and procedures relating to the Company’s computer system for processing financial transactions were manipulated to conceal the unauthorized transactions.  As the Company continues to evaluate its internal controls, the Company plans to implement a new computer system that will be used to improve its processing of financial transactions and overall segregation of duties.

The undetected circumvention of internal controls required the restatement of the previously reported consolidated financial statements and other related financial disclosures included in this Quarterly Report on Form 10-Q/A.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

There were no material legal proceedings during the period covered by this Quarterly Report on Form 10-Q/A.  As of June 30, 2010, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included in Note 13 to the restated condensed consolidated financial statements in this Form 10-Q/A and the Explanatory Note to the Form 10-K/A for the period ended June 30, 2009, which description is incorporated herein by reference.

Item 5.    Exhibits.

See Exhibit Index attached hereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q/A, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KOSS CORPORATION

Date: June 30, 2010	/s/ Michael J. Koss
Michael J. Koss
Vice Chairman, President,
Chief Executive Officer

Date: June 30, 2010	/s/ David D. Smith
David D. Smith
Executive Vice President,
Chief Financial Officer,
Secretary

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

10.17

Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.18

Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

*	Filed herewith
**	Furnished herewith