Form 10-Q/A
period 2009-12-31
KOSS CORP
filed 2010-06-30
CIK 56701

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

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q/A

December 31, 2009

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the three and six months ended December 31, 2009 includes the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2009, the unaudited condensed consolidated balance sheet as of December 31, 2009 and the unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2009.  The comparative consolidated balance sheet as of June 30, 2009 has been restated.  The comparative unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2008 and the unaudited condensed consolidated statement of cash flows for the six months ended December 31, 2008 have been restated.

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

Koss Corporation and its wholly-owned subsidiary (the “Company” or “Koss Corporation”) is amending this Quarterly Report on Form 10-Q/A to include its condensed consolidated financial statements and related notes to the condensed consolidated financial statements which were not included in the Form 10-Q filed on February 16, 2010.  The condensed consolidated financial information was not included in that filing because the Company was restating its financial information primarily to reflect adjustments relating to the unauthorized transactions previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010.  These adjustments are more fully described in Note 2 to our restated condensed consolidated financial statements in this Form 10-Q/A and in our recently filed Annual Report on Form 10-K/A for the year ended June 30, 2009.

The Company has amended its Quarterly Report on Form 10-Q/A for the three months ended September 30, 2009 to include restated financial information.  The Company has also amended its Quarterly Report on Form 10-Q/A for the three and nine months ended March 31, 2010  to include condensed consolidated financial statements.  This Quarterly Report on Form 10-Q/A should be read in conjunction with those filings on Form 10-Q/A.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
		(Restated, See Note 2)		(Restated, See Note 2)

Net sales	$12,216,054	$10,946,469	$23,830,699	$23,444,505
Cost of goods sold	7,272,639	5,762,389	13,237,312	12,679,050
Gross profit	4,943,415	5,184,080	10,593,387	10,765,455

Operating Expenses:
Selling, general and administrative expenses	2,491,634	2,844,952	5,230,932	5,497,746
Unauthorized transactions	4,962,824	2,102,820	10,286,988	3,791,872
Unauthorized transaction related costs and recoveries, net	240,000	—	240,000	—
Total operating expenses	7,694,458	4,947,772	15,757,920	9,289,618

(Loss) income from operations	(2,751,043)	236,308	(5,164,533)	1,475,837

Other Income (Expense):
Royalty income	—	78,750	—	166,250
Interest income	10	1,446	13	15,499
Interest expense	(118,997)	(64,800)	(177,975)	(106,149)
Total Other Income, net	(118,987)	15,396	(177,962)	75,600

(Loss) income before income tax (benefit) provision	(2,870,030)	251,704	(5,342,495)	1,551,437

Income tax (benefit) provision	(1,021,838)	73,997	(1,900,553)	531,885

Net (loss) income	$(1,848,192)	$177,707	$(3,441,942)	$1,019,552

(Loss) earnings per common share:
Basic	$(0.25)	$0.02	$(0.47)	$0.14
Diluted	$(0.25)	$0.02	$(0.47)	$0.14

Dividends declared per common share	$0.060	$0.065	$0.125	$0.130

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2009	June 30, 2009
		(Restated, See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$745,656	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $2,078,969 and $1,588,923, respectively	6,876,892	4,660,727
Inventories	10,366,766	8,708,835
Prepaid expenses	288,998	151,337
Income taxes receivable	230,009	—
Deferred income taxes	1,640,429	1,385,497
Total Current Assets	20,148,750	16,405,272

Equipment and leasehold improvements, net	2,317,767	2,240,572

Other Assets:
Product software development costs	2,032,475	1,727,040
Deferred income taxes	3,797,511	6,311,282
Cash surrender value of life insurance	3,254,106	2,917,223
Other assets	—	25,000
Total Other Assets	9,084,092	10,980,545
Total Assets	$31,550,609	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,227,241	$3,122,721
Accrued liabilities	2,522,491	2,090,054
Dividends payable	442,962	479,876
Income taxes payable	—	4,404,382
Line of credit	5,863,349	—
Total Current Liabilities	16,056,043	10,097,033

Long-Term Liabilities:
Deferred compensation	1,646,850	1,541,240
Derivative liability	125,000	125,000
Other liabilities	725,000	725,000
Total Long-Term Liabilities	2,496,850	2,391,240

Total Liabilities	18,552,893	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,281,355	1,056,975
Retained earnings	11,679,447	16,044,227
Total Stockholders’ Equity	12,997,716	17,138,116
Total Liabilities and Stockholders’ Equity	$31,550,609	$29,626,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended December 31,	2009	2008
		(Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,441,942)	$1,019,552
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	490,046	203,189
Provision (provision reversal) for obsolete inventories	57,570	(41,584)
Loss on disposals of equipment and leasehold improvements	2,007	8,177
Depreciation of equipment and leasehold improvements	346,561	440,344
Stock-based compensation expense	224,380	221,330
Provision for deferred income taxes	2,258,839	(1,086,899)
Change in cash surrender value of life insurance	11,620	13,557
Deferred compensation	105,610	107,271
Net changes in operating assets and liabilities	(4,656,807)	878,819
Net cash (used in) provided by operating activities	(4,602,116)	1,763,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	25,000	75,000
Life insurance premiums paid	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(425,763)	(733,986)
Product software development expenditures	(305,435)	(494,232)
Net cash used in investing activities	(1,054,701)	(1,501,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	5,863,349	—
Dividends paid to stockholders	(959,752)	(960,790)
Purchase of treasury shares	—	(42,058)
Net cash provided by (used in) financing activities	4,903,597	(1,002,848)

Net decrease in cash and cash equivalents	(753,220)	(740,813)
Cash and cash equivalents at beginning of period	1,498,876	3,162,233
Cash and cash equivalents at end of period	$745,656	$2,421,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. All significant intercompany transactions have been eliminated. The results of operations for the quarter ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

The following table summarizes the changes to previously reported earnings.  The amounts listed as previously recorded in the income statement were recorded as reductions to net sales, increases to cost of goods sold or as increases to selling, general and administrative expenses in the previously issued condensed consolidated financial statements for the three and six months ended December 31, 2008.

	Three Months ended December 31, 2008		Six Months ended December 31, 2008
	Restatement	Per Share	Restatement	Per Share
Unauthorized transaction losses	$(2,102,820)	$(0.28)	$(3,791,872)	$(0.51)
Unauthorized transaction losses previously recorded in the income statement:
Net sales	643,049	0.08	1,401,286	0.19
Cost of goods sold	(90,043)	(0.01)	382,869	0.05
Selling, general and administrative expenses	216,017	0.02	382,935	0.05
Additional restatement adjustments:
Net sales	15,825	0.00	269,590	0.04
Cost of goods sold	1,132,365	0.15	828,366	0.11
Selling, general and administrative expenses	(104,870)	(0.01)	73,945	0.01
Royalty income	78,750	0.01	107,917	0.01
Interest expense	(64,800)	(0.01)	(106,149)	(0.01)

Loss before income tax benefit	(276,527)	(0.05)	(451,113)	(0.06)
Income tax effect of restatement	(131,780)	(0.02)	(234,447)	(0.03)
Total reduction in net income	$(144,747)	$(0.03)	$(216,666)	$(0.03)

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

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

Three Months Ended December 31,	2008 (as previously reported)	Adjustments	2008 (as restated)

Net sales	$10,287,595	$658,874	$10,946,469
Cost of goods sold	6,804,711	(1,042,322)	5,762,389
Gross profit	3,482,884	1,701,196	5,184,080

Operating Expenses:
Selling, general and administrative expenses	2,956,099	(111,147)	2,844,952
Unauthorized transactions	—	2,102,820	2,102,820
Total Operating Expenses	2,956,099	1,991,673	4,947,772

Income from operations	526,785	(290,477)	236,308

Other Income (Expense):
Royalty income	—	78,750	78,750
Interest income	1,446	—	1,446
Interest expense	—	(64,800)	(64,800)
Total Other Income, net	1,446	13,950	15,396

Income before income tax provision	528,231	(276,527)	251,704

Income tax provision	205,777	(131,780)	73,997

Net income	$322,454	$(144,747)	$177,707

Earnings per common share:
Basic	$0.05	$(0.03)	$0.02
Diluted	$0.05	$(0.03)	$0.02

Dividends declared per common share	$0.065	$—	$0.065

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

Six Months Ended December 31,	2008 (as previously reported)	Adjustments	2008 (as restated)

Net sales	$21,773,629	$1,670,876	$23,444,505
Cost of goods sold	13,890,285	(1,211,235)	12,679,050
Gross profit	7,883,344	2,882,111	10,765,455

Operating Expenses:
Selling, general and administrative expenses	5,954,626	(456,880)	5,497,746
Unauthorized transactions	—	3,791,872	3,791,872
Total Operating Expenses	5,954,626	3,334,992	9,289,618

Income from operations	1,928,718	(452,881)	1,475,837

Other Income (Expense):
Royalty income	58,333	107,917	166,250
Interest income	15,499	—	15,499
Interest expense	—	(106,149)	(106,149)
Total Other Income, net	73,832	1,768	75,600

Income before income tax provision	2,002,550	(451,113)	1,551,437

Income tax provision	766,332	(234,447)	531,885

Net income	$1,236,218	$(216,666)	$1,019,552

Earnings per common share:
Basic	$0.17	$(0.03)	$0.14
Diluted	$0.17	$(0.03)	$0.14

Dividends declared per common share	$0.13	$—	$0.13

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

As of June 30,	2009 (as previously reported)	Adjustments	2009 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,407	$(165,531)	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $1,498,736	8,679,606	(4,018,879)	4,660,727
Inventories	9,763,158	(1,054,323)	8,708,835
Prepaid expenses	179,549	(28,212)	151,337
Deferred income taxes	720,121	665,376	1,385,497
Total Current Assets	21,006,841	(4,601,569)	16,405,272

Equipment and leasehold improvements, net	4,076,198	(1,835,626)	2,240,572

Other Assets:
Product software development costs	—	1,727,040	1,727,040
Deferred income taxes	1,237,727	5,073,555	6,311,282
Cash surrender value of life insurance	—	2,917,223	2,917,223
Other assets	2,149,586	(2,124,586)	25,000
Total Other Assets	3,387,313	7,593,232	10,980,545

Total Assets	$28,470,352	$1,156,037	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,810,466	$1,312,255	$3,122,721
Accrued liabilities	1,153,089	936,965	2,090,054
Dividends payable	479,876	—	479,876
Income taxes payable	175,568	4,228,814	4,404,382
Total Current Liabilities	3,618,999	6,478,034	10,097,033

Long-Term Liabilities:
Deferred compensation	1,095,961	445,279	1,541,240
Derivative liability	125,000	—	125,000
Other liabilities	—	725,000	725,000
Total Long-Term Liabilities	1,220,961	1,170,279	2,391,240

Total Liabilities	4,839,960	7,648,313	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	2,049,384	(2,012,470)	36,914
Paid in capital	—	1,056,975	1,056,975
Retained earnings	21,581,008	(5,536,781)	16,044,227
Total Stockholders’ Equity	23,630,392	(6,492,276)	17,138,116

Total Liabilities and Stockholders’ Equity	$28,470,352	$1,156,037	$29,626,389

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

	2008 (as previously		2008
Six Months Ended December 31,	reported)	Adjustments	(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,236,218	$(216,666)	$1,019,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	203,189	203,189
Reversal of provision for obsolete inventories	—	(41,584)	(41,584)
Loss on disposals of equipment and leasehold improvements	—	8,177	8,177
Depreciation of equipment and leasehold improvements	475,847	(35,503)	440,344
Stock-based compensation expense	199,989	21,341	221,330
Provision for deferred income taxes	—	(1,086,899)	(1,086,899)
Change in cash surrender value of life insurance	—	13,557	13,557
Deferred compensation	—	107,271	107,271
Net changes in operating assets and liabilities	980,390	(101,571)	878,819
Net cash provided by operating activities	2,892,444	(1,128,688)	1,763,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	75,000	75,000
Life insurance premiums paid	—	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(1,322,810)	588,824	(733,986)
Product software development expenditures	—	(494,232)	(494,232)
Net cash used in investing activities	(1,322,810)	(178,911)	(1,501,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders	(960,315)	(475)	(960,790)
Purchase of treasury shares	(42,057)	(1)	(42,058)
Net cash used by financing activities	(1,002,372)	(476)	(1,002,848)

Net increase (decrease) in cash and cash equivalents	567,262	(1,308,075)	(740,813)

Cash and cash equivalents at beginning of period	3,322,873	(160,640)	3,162,233
Cash and cash equivalents at end of period	$3,890,135	$(1,468,715)	$2,421,420

The financial accounts and transactions that were affected and a description of matters that were discovered in the restatement process are summarized as follows:

Net Sales

The Company has determined that its previously filed condensed consolidated financial statements contained errors for understatement of revenue because of the unauthorized transactions.  Certain unauthorized transactions  improperly reduced various sales accounts through the use of manual journal entries or system transactions.  In the three months and six months ended December 31, 2008, net sales were understated by the amounts set forth in Table A, below.

Table A

Restatement Adjustments Related to Net Sales

	3 mos. ended	6 mos. ended
	December 31, 2008	December 31, 2008
Restatement adjustments to increase gross sales	$712,749	$1,409,309
Restatement adjustments to sales allowances	(53,875)	261,567
Total	$658,874	$1,670,876

Cost of Goods Sold

Cost of goods sold was overstated in the reporting periods as a result of various entries made in connection with the unauthorized transactions.  Portions of the unauthorized transactions were improperly charged to cost of goods sold.  The majority of the erroneous charges were made to materials, fringe benefit overhead accounts, engineering and depreciation as set forth in Table B, below for the three and six months ended December 31, 2008.

Table B

Restatement Adjustments Related to Cost of Goods Sold

	3 mos. ended	6 mos. ended
	December 31, 2008	December 31, 2008
Material and all other	$(889,522)	$(1,015,667)
Labor	(76,181)	(126,148)
Freight	(132,676)	1,783
Fringe benefits	(9,611)	(59,193)
Engineering	(7,500)	(126,661)
Depreciation	73,168	114,651
Total	$(1,042,322)	$(1,211,235)

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

•            Deferred compensation expense was understated for the three and six months ended December 31, 2008 as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

•            Costs for professional fees and product development expense were overstated as a result of erroneous manual journal entries.  The erroneous charges were recorded to these line items in both periods.

The amounts related to the above misstatements for the three and six months ended December 31, 2008 are summarized in Table C, below.

Table C

Restatement Adjustments Related to Selling,

General and Administrative Expenses

	3 mos. ended	6 mos. ended
	December 31, 2008	December 31, 2008
Provision for doubtful accounts	$89,762	$65,350
Stock-based compensation expense	(89,324)	21,341
Change in miscellaneous income	7,735	(334,946)
Deferred compensation expense	53,636	107,271
Professional fees	17,372	(4,229)
Fringe benefits	(9,607)	(49,500)
Officers’ life insurance	(89,650)	174,813
Bonuses	(28,200)	8,800
Koss Employee Stock Ownership Trust/401(k)	(57,485)	(83,577)
Donations	14,128	12,500
Financial public relations	1,110	(58,889)
Gain/loss on fixed asset disposals	3,103	8,177
New product development, sales, marketing and commissions	(59,623)	(96,782)
Depreciation	(49,549)	(150,154)
Miscellaneous expense	(32,236)	(45,329)
Other selling, general and administrative	117,681	(31,726)
Total	$(111,147)	$(456,880)

Income Tax Provision

The impact of the various account adjustments on the income tax provision is detailed below in Table D, below for the three and six months ended December 31, 2008.

Table D

Restatement Adjustments Related to Income Tax Provision

	3 mos. ended	6 mos. ended
	December 31, 2008	December 31, 2008
Federal income tax provision	$(132,204)	$(276,503)
State income tax provision	(15,282)	3,625
Foreign income tax provision	15,706	38,431
Income tax provision	$(131,780)	$(234,447)

Cash and Cash Equivalents

Cash was improperly overstated because of the unauthorized transactions.   The impact on cash is shown in Table E, below.

Table E

Restatement Adjustments Related to Cash

June 30, 2009
Correction of cash balance	$(165,531)

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

June 30, 2009
Accounts receivable because of delayed cash posting	$(3,407,667)
Allowance for doubtful accounts	(611,212)
Total	$(4,018,879)

Inventories

Inventories were overstated as a result of not properly accounting for the inventory in transit, insufficient provision for obsolete or slow-moving inventory and treating advance payments as inventory.  The impact of these items is provided in Table G, below.

Table G

Restatement Adjustments Related to Inventory

June 30, 2009
Inventory in transit	$289,622
Obsolete and slow-moving inventory	(901,229)
Prepaid inventory	(402,642)
LIFO reserve	9,071
Freight on inventory	25,614
Other	(74,759)
Total	$(1,054,323)

Equipment and Leasehold Improvements

Assets no longer used in the business were not removed from equipment and leasehold improvements.  As part of the restatement, the Company reviewed the assets and wrote off certain assets that were no longer being used in the business.  Almost all of the assets which were written off had been fully depreciated prior to these adjustments.  Loss on disposal was $1,046 and $2,007 for the three and six months ended December 31, 2009, respectively.  Loss on disposal was $3,103 and $8,177 for the three and six months ended December 31, 2008, respectively.  Product software development costs were reclassified and reported separately in the restated consolidated balance sheets.   The impact of the equipment and leasehold improvements is provided in Table H below.

Table H

Restatement Adjustments Related to Equipment and Leasehold Improvements

June 30, 2009
Leasehold improvements	$(77,468)
Machinery, equipment, furniture and fixtures	(511,937)
Tools, dies, molds and patterns	(6,534,676)
(7,124,081)
Accumulated depreciation	5,288,455
Total	$(1,835,626)

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

Table I

Restatement Adjustments Related to Product Software Development Costs

June 30, 2009
Reclassification from equipment and leasehold improvements	$1,727,040

Cash Surrender Value of Life Insurance

Cash surrender value of life insurance has been restated because of an error in the previously calculated amounts.  In addition, it was previously reported in “Other assets” but has now been classified separately in the restated consolidated balance sheets.  The balance sheet impact of the restatement to cash surrender value is as shown in Table J, below.

Table J

Restatement Adjustments Related to Cash Surrender Value

June 30, 2009
Correction of error	$792,637

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

Table K

Restatement Adjustments Related to Accounts Payable,

Accrued Liabilities and Long-term Liabilities

June 30, 2009
Erroneous transactions	$1,290,011
Reclassification of advance payments to deposits	110,263
Accounts receivable credit balances	25,573
Erroneous adjustments to accounts payable	167,083
Other accounts payable	(280,675)
Accounts payable	$1,312,255

June 30, 2009
Legal and professional fees	$166,939
Accrued returns	219,773
Product warranty obligations	312,420
Cooperative advertising and promotion allowances	(250,000)
Accrued interest	354,644
Accrued product development	5,877
Fringe benefits	4,467
Other accrued liabilities	122,845
Accrued liabilities	$936,965

June 30, 2009
Long-term product warranty obligations	$725,000
Deferred compensation liability	445,279
Long-term liabilities	$1,170,279

Income Taxes Payable

The impact of the various account adjustments on income taxes payable is detailed below in Table L, below.

Table L

Restatement Adjustments Related to Income Taxes Payable

June 30, 2009
Accrued federal income tax	$3,428,169
Accrued state income tax	1,002,085
Other	(201,440)
Income taxes payable	$4,228,814

3.                                       EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending December 31, 2009 and 2008 were 7,382,706 and 7,388,726, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.  For the quarters ended December 31, 2009 and 2008 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted earnings (loss) per share. Shares under option of 1,203,308 were excluded from diluted weighted average common shares outstanding for the quarter ended December 31, 2009 as they would be anti-dilutive due to the Company’s net loss for the quarter. The dilutive effect of stock options of 1,123,308 for which the exercise price was higher than the average market price for the quarter ended December 31, 2008 were excluded from the calculation of diluted earnings per share.

4.                                       INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  The company is not currently subject to income tax examinations in any of our significant tax jurisdictions. The Company recognizes interest related to unrecognized tax benefits as interest expense. As part of the unauthorized transactions, the Company has accrued interest of $495,520 and $354,644 at December 31, 2009 and June 30, 2009, respectively.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2009 for Federal and fiscal 2005 through 2009 for most state jurisdictions.

The total liability for unrecognized tax benefits was $300,000 as of December 31, 2009 and June 30, 2009.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the six months ended December 31, 2009.

5.                                       INVENTORIES

The classification of inventories is as follows:

		June 30, 2009
	December 31, 2009	(Restated)
Raw materials and work in process	$2,990,345	$2,609,313
Finished goods	8,367,356	7,032,887
	11,357,701	9,642,200
Allowance for obsolete and slow-moving inventory	990,935	933,365
	$10,366,766	$8,708,835

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

The fair value of the option at December 31, 2009 and June 30, 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.             DIVIDENDS DECLARED

On November 19, 2009, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on December 31, 2009 to be paid January 15, 2010.  Such dividend payable has been recorded at December 31, 2009.

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

A summary of stock option activity under the plan for the six months ended December 31, 2009 is as follows and is adjusted for the two-for-one stock split on December 1, 2009:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options
Shares under option at June 30, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—
Granted	340,000	$6.275 - $6.905	$6.76
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Shares under option at December 31, 2009	1,203,308	$6.275 - $14.40	$9.34	4.13	$—

Exercisable as of June 30, 2009	532,808	$7.76 - $14.40	$10.72
Exercisable as of December 31, 2009	559,108	$6.275 - $14.40	$10.66

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the six months ended December 31, 2009 and 2008 is as follows:

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$45,772	$45,772

9.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the six months ended:

	December 31, 2009	December 31, 2008
		Restated
Accounts receivable	$(2,706,211)	$1,683,119
Inventories	(1,715,501)	(1,788,099)
Prepaid expenses and other assets	(137,661)	(445,156)
Income taxes receivable/payable	(4,634,391)	425,680
Accounts payable	4,104,520	1,259,651
Accrued liabilities	432,437	(256,376)
Net change	$(4,656,807)	$878,819

Net cash paid during the year for:
Income taxes	$475,000	$1,190,000
Interest	$36,894	$—

10.                                 CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% determined in accordance with the loan agreement.  The credit facility included financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The outstanding balance on this credit facility at December 31, 2009 amounted to $5,863,349.  There was no balance outstanding on this credit facility at June 30, 2009.  The weighted-average interest rate for the six months ended December 31, 2009 was 3.25%.

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

11.           STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the six month periods ended December 31, 2009 and 2008.

	2009	2008
		(Restated)
Net (loss) income	$(3,441,942)	$1,019,552
Dividends declared	(922,838)	(960,317)
Stock-based compensation expense	224,380	221,330
Purchase and cancellation of treasury shares	—	(42,058)
	$(4,140,400)	$238,507

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Koss Corporation for the three and six months ended December 31, 2009 and 2008.  For a more complete understanding of this discussion, please read the Notes to Condensed Consolidated Financial Statements included in this report.

This discussion and analysis has been updated to reflect the results of the restatement described in the Explanatory Note to this report.

Overview

Koss Corporation developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity stereophones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereophones, wireless stereophones, and compact disc recordings of American Symphony Orchestras on the Koss Classics label. We operate as one business segment.

Unauthorized Transactions — In December 2009, Koss learned of significant unauthorized transactions made by Ms. Sachdeva which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions increased significantly over time from $5,099,900 in 2008 to $8,498,434 in 2009 to $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s existing internal controls and established operating procedures.  In carrying out the unauthorized transactions, these three former employees failed to adhere to the Company’s existing procedures for processing payments and concealed the misappropriations from management, including the directors and remaining officers of the Company.  Various accounting methods and accounting entries were used to conceal the unauthorized transactions.  Ms. Sachdeva and these other former employees were terminated shortly after the Company learned of the unauthorized transactions.  See the Explanatory Note to this Form 10-Q/A and Note 2 to the unaudited condensed consolidated financial statements for additional discussion of the unauthorized transactions and restatement.

Restatement — The restated unaudited condensed consolidated financial statements, included in this Form 10-Q/A, correct errors in a majority of the financial statement line items in the previously issued condensed consolidated financial statements for all periods previously issued.  The errors resulted from falsifications by the terminated employees, including Ms. Sachdeva, to conceal the misappropriations from management.  The most significant revisions are:

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

•                              Administrative expenses were misstated as a result of journal entries made to conceal certain misappropriations.

•                              Accounts receivable was overstated due to delayed posting of cash, as a method used to conceal certain misappropriations, and failing to provide for an allowance for certain doubtful accounts that was also used to conceal certain misappropriations.

•                              Cash was not properly reconciled and was overstated due to the unauthorized transactions at June 30, 2009.

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

Results of Operations

Quarter Ended December 31, 2009 to Quarter Ended December 31, 2008

Sales and Gross Profit

Net sales for the three months ended December 31, 2009 totaled $12,216,054, compared with $10,946,469 in the three months ended December 31, 2008.  This $1,269,585 increase in net sales (11.6%) was due to a greater than 40% improvement in export sales for the period.  Sales in the U.S. market were lower with the majority of the decline in the large retailers.

Gross profit in the three months ended December 31, 2009 was $4,943,415 or 40.5% of net sales compared to $5,184,080 or 47.4% of net sales in the three months ended December 31, 2008.  The primary drivers for the reduced margin were increased promotional allowances, increased co-op advertising, reduced margin resulting from customer requested packaging, and liquidation of inventory at lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended December 31, 2009 was $2,491,634, as compared to $2,844,952 for the three months ended December 31, 2008.   The decrease in selling, general and administrative expenses was the result of lower spending for dealer shows and new product development.  The Company made a decision not to attend the January 2010 Consumer Electronics Show which decreased the spending for dealer shows.  The decrease in spending on new product development was due to timing as the Company works through the project phases and prototype development.

Unauthorized Transactions

In the three months ended December 31, 2009, the unauthorized transactions totaled $4,962,824 compared to $2,102,820 in the three months ended December 31, 2008.

Unauthorized transaction related costs of $240,000 were incurred during the three months ended December 31, 2009.  These costs were for legal and outside professionals to investigate the unauthorized transactions.

Operating Income

The three months ended December 31, 2009 had an operating loss, including the unauthorized transactions as an expense, of $2,751,043 compared to operating income, including the unauthorized transactions as an expense, of $236,308 in the three months ended December 31, 2008.  The decrease in operating income was the result of increased unauthorized transactions partially offset by higher volume and decreased spending on dealer shows and new product development.  Operating income, excluding the unauthorized transactions and transaction related costs, was $2,451,781 in the three months ended December 31, 2009 or 20.1% of net sales compared to $2,339,128 or 21.4% of net sales in the three months ended December 31, 2008.

Provision for Income Taxes

Income tax benefit for the first three months ended December 31, 2009 was $1,021,838 as compared to $73,997 of income tax provision in the three months ended December 31, 2008.  The effective income tax rate was 35.6% and 29.4% for the three months ended December 31, 2009 and 2008, respectively.

Six Months Ended December 31, 2009 to Six Months Ended December 31, 2008

Sales and Gross Profit

Net sales for the six months ended December 31, 2009 totaled $23,830,699, compared with $23,444,505 in the six months ended December 31, 2008.  This $386,194 or 1.6% increase in net sales was primarily driven by strong sales to European customers offset by weaker sales in the U.S., particularly in the large retailers.

Gross profit in the six months ended December 31, 2009 was $10,593,387 or 44.5% of net sales compared to $10,765,455 or 45.9% of net sales in the six months ended December 31, 2008.  This decrease in gross margin percentage was due to increased promotional allowances, increased co-op advertising, costs of customer requested packaging and liquidation of certain inventory at lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for six months ended December 31, 2009 was $5,230,932, as compared to $5,497,746 for the six months ended December 31, 2008.  The decrease in selling, general and administrative expenses was the result of lower spending for dealer shows and new product development.  The Company made a decision not to attend the January 2010 Consumer Electronics Show which decreased the spending for dealer shows.  The decrease in spending on new product development was due to timing of the project phases.  These were partially offset by provision for doubtful accounts related to a U.S. distributor.

Unauthorized Transactions

In the six months ended December 31, 2009, the unauthorized transactions totaled $10,286,988 compared to $3,791,872 in the six months ended December 31, 2008.

Unauthorized transaction related costs of $240,000 were incurred during the six months ended December 31, 2009.  These costs were for legal and outside professionals to investigate the unauthorized transactions.

Operating Income

The six months ended December 31, 2009 had an operating loss, including the unauthorized transactions as an expense, of $5,164,533 compared to operating income of $1,475,837 in the six months ended December 31, 2008.  The decrease in operating income was the result of increased unauthorized transactions partially offset by improved volume and decreased spending on dealer shows and new product development.  Operating income, excluding the unauthorized transactions and transaction related costs, was $5,362,455 in the six months ended December 31, 2009 or 22.5% of net sales compared to $5,267,709 or 22.5% of net sales in the six months ended December 31, 2008.

Provision for Income Taxes

Income tax benefit for the six months ended December 31, 2009 was $1,900,553 as compared to $531,885 of income tax provision in the six months ended December 31, 2008.  The effective income tax rate was 35.6 % and 34.3% in the six months ended December 31, 2009 and 2008, respectively.

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

During the six months ended December 31, 2009, cash used in operations was $4,602,116 and, during the six months ended December 31, 2008, cash provided by operations was $1,763,756.  Working capital was $4,092,707 at December 31, 2009 and $6,308,239 at June 30, 2009.  The net decrease in working capital of $2,215,532 from June 30, 2009 was caused primarily by the decreased cash, increased accounts payable and line of credit borrowings resulting from the increased amount of unauthorized transactions.  These were partially offset by an increase in accounts receivable because of the increase in sales in the six months ended December 31, 2009 compared to the last quarter of fiscal 2009.  As of December 31, 2009 the Company had open commitments of approximately $536,000 for software and new product development.

Investing Activities

Cash used in investing activities for the six months ended December 31, 2009 was $1,054,701 as compared to $1,501,721 used in investing activities for the six months ended December 31, 2008.  Cash used in investing activities for both periods was largely due to capital expenditures which consisted mainly of product software development costs and tooling to support production.

Financing Activities

Net cash provided by financing activities was $4,903,597 in the six months ended December 31, 2009 compared to a use of $1,002,848 in the same period of fiscal 2009.  In the six months ended December 31, 2009, the Company received $5,863,349 from borrowing on the line of credit offset by $959,752 of dividend payments.  In the six months ended December 31, 2008 financing activities consisted of dividend payments of $960,790 and purchases of treasury shares of $42,058. The Company intends to continue its regular quarterly dividends for the foreseeable future.

Credit Facilities

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate as determined in accordance with the loan agreement. The credit facility included financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  Outstanding draws on the credit facility at December 31, 2009 amounted to $5,863,349.  There was no utilization of the credit facility at June 30, 2009.

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

At a meeting held on October 7, 2009, the Board of Directors conditionally approved a two-for-one forward stock split to be effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding on or about November 20, 2009, the record date for the stock split.  The stock split was conditioned upon approval by the stockholders of an increase in the number of authorized shares of the Common Stock of the Company from 8,500,000 shares to 20,000,000 shares.  At a special meeting of stockholders on November 19, 2009, the Company’s stockholders approved the proposed increase.  The stock split was distributed to the Company’s stockholders December 1, 2009.

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

In connection with its post remedial measures, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, and has concluded that the Company’s disclosure controls and procedures were not sufficiently effective in that they failed to timely detect the circumvention of the internal controls and procedures related to the processing and recording of the unauthorized transactions.  The failure to timely detect the circumvention of the Company’s disclosure controls and procedures has resulted in the restatement of the Company’s financial statements for the periods covered by this filing.

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

Changes in Internal Controls over Financial Reporting.

Although there were no significant changes in our internal control over financial reporting that occurred during the period ended December 31, 2009, the Company has concluded that the Company’s internal controls and operating procedures were circumvented and the circumvention was concealed from management.  As a result, management believes that the Company’s internal controls contained material weaknesses by not timely detecting the circumvention of internal controls related to the processing and recording of the unauthorized transactions.

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