Form 10-Q/A
period 2010-03-31
KOSS CORP
filed 2010-06-30
CIK 56701

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

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q/A

March 31, 2010

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the three and nine months ended March 31, 2010 includes our unaudited condensed consolidated balance sheet as of March 31, 2010 and the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and the unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2010.  The comparative consolidated balance sheet as of June 30, 2009 has been restated.  The comparative unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and the unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2009 have been restated.

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

Koss Corporation and its wholly-owned subsidiary (the “Company”) is amending this Quarterly Report on Form 10-Q/A to include its condensed consolidated financial statements and related notes to the condensed consolidated financial statements which were not included in the Form 10-Q filed on May 17, 2010.  The condensed consolidated financial information was not included in that filing because the Company was restating its financial information primarily to reflect adjustments relating to the unauthorized transactions previously disclosed in Form 8-K Current Reports filed on December 21 and 24, 2009 and January 4, 7, 11 and 20, 2010.  These adjustments are more fully described in Note 2 to our restated condensed consolidated financial statements in this Form 10-Q/A and in our recently filed Annual Report on Form 10-K/A for the year ended June 30, 2009.

The Company has amended its Quarterly Report on Form 10-Q/A for the three months ended September 30, 2009  to restate previously issued financial statements.  The Company has also amended its Quarterly Report on Form 10-Q/A for the three and six months ended December 31, 2009 to include financial information.  This Quarterly Report on Form 10-Q/A should be read in conjunction with those filings on Form 10-Q/A.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
		(Restated, See Note 2)		(Restated, See Note 2)

Net sales	$8,654,630	$8,840,780	$32,485,330	$32,285,285
Cost of goods sold	5,376,392	4,961,188	18,613,704	17,640,239
Gross profit	3,278,238	3,879,592	13,871,626	14,645,046

Operating Expenses:
Selling, general and administrative expenses	2,370,021	2,213,326	7,600,954	7,711,072
Unauthorized transactions	—	1,990,228	10,286,988	5,782,101
Unauthorized transaction related costs and recoveries, net	310,547	—	550,547	—
Total operating expenses	2,680,568	4,203,554	18,438,489	13,493,173

Income (loss) from operations	597,670	(323,962)	(4,566,863)	1,151,873

Other Income (Expense):
Royalty income	—	42,500	—	208,750
Interest income	22	3	35	15,502
Interest expense	(131,632)	(60,152)	(309,607)	(166,301)
Total Other (Expense) Income, net	(131,610)	(17,649)	(309,572)	57,951

Income (loss) before income tax provision (benefit)	466,060	(341,611)	(4,876,435)	1,209,824

Income tax provision (benefit)	172,893	(159,468)	(1,727,660)	372,417

Net income (loss)	$293,167	$(182,143)	$(3,148,775)	$837,407

(Loss) earnings per common share:
Basic	$0.04	$(0.02)	$(0.43)	$0.11
Diluted	$0.04	$(0.02)	$(0.43)	$0.11

Dividends declared per common share	$0.060	$0.065	$0.185	$0.195

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	June 30, 2009
		(Restated, See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$1,694,257	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $856,751 and $1,588,923, respectively	4,009,492	4,660,727
Inventories	8,667,631	8,708,835
Prepaid expenses	275,714	151,337
Income taxes receivable	2,131,565	—
Deferred income taxes	1,163,805	1,385,497
Total Current Assets	17,942,464	16,405,272

Equipment and leasehold improvements, net	2,211,332	2,240,572

Other Assets:
Product software development costs	2,215,471	1,727,040
Deferred income taxes	2,199,686	6,311,282
Cash surrender value of life insurance	3,261,631	2,917,223
Other assets	—	25,000
Total Other Assets	7,676,788	10,980,545
Total Assets	$27,830,584	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,302,538	$3,122,721
Accrued liabilities	3,718,790	2,090,054
Dividends payable	442,962	479,876
Income taxes payable	—	4,404,382
Line of credit	5,863,349	—
Total Current Liabilities	12,327,639	10,097,033

Long-Term Liabilities:
Deferred compensation	1,699,654	1,541,240
Derivative liability	125,000	125,000
Other liabilities	725,000	725,000
Total Long-Term Liabilities	2,549,654	2,391,240

Total Liabilities	14,877,293	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,386,725	1,056,975
Retained earnings	11,529,652	16,044,227
Total Stockholders’ Equity	12,953,291	17,138,116
Total Liabilities and Stockholders’ Equity	$27,830,584	$29,626,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended March 31,	2010	2009
		(Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,148,775)	$837,407
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	452,882	290,361
Provision (reversal of provision) for obsolete inventories	30,855	(40,193)
Loss on disposals of equipment and leasehold improvements	2,007	86,956
Depreciation of equipment and leasehold improvements	502,651	617,519
Stock-based compensation expense	329,750	331,995
Provision for deferred income taxes	4,333,288	(1,711,037)
Change in cash surrender value of life insurance	4,095	8,108
Deferred compensation	158,414	160,907
Net changes in operating assets and liabilities	(5,643,069)	1,570,125
Net cash (used in) provided by operating activities	(2,977,902)	2,152,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	25,000	75,000
Life insurance premiums paid	(348,503)	(348,503)
Purchases of equipment and leasehold improvements	(475,418)	(959,492)
Product software development expenditures	(488,431)	(755,626)
Net cash used in investing activities	(1,287,352)	(1,988,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	5,863,349	—
Dividends paid to stockholders	(1,402,714)	(1,440,710)
Purchase of treasury shares	—	(43,620)
Net cash provided by (used in) financing activities	4,460,635	(1,484,330)

Net increase (decrease) in cash and cash equivalents	195,381	(1,320,803)
Cash and cash equivalents at beginning of period	1,498,876	3,162,233
Cash and cash equivalents at end of period	$1,694,257	$1,841,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. All significant intercompany transactions have been eliminated. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

The following table summarizes the changes to previously reported earnings.  The amounts listed as previously recorded in the income statement were recorded as reductions to net sales, increases to cost of goods sold or as increases to selling, general and administrative expenses in the previously issued condensed consolidated financial statements for the three and nine months ended March 31, 2009.

	Three Months ended March 31, 2009		Nine Months ended March 31, 2009
	Restatement	Per Share	Restatement	Per Share
Unauthorized transaction losses	$(1,990,228)	$(0.27)	$(5,782,101)	$(0.79)
Unauthorized transaction losses previously recorded in the income statement
Net sales	765,345	0.10	2,166,631	0.29
Cost of goods sold	154,570	0.02	537,438	0.07
Selling, general and administrative expenses	170,909	0.03	553,844	0.07
Additional restatement adjustments
Net sales	(70,495)	(0.01)	199,095	0.03
Cost of goods sold	416,180	0.06	1,244,546	0.18
Selling, general and administrative expenses	3,934	0.00	77,879	0.01
Royalty income	42,500	0.01	150,417	0.02
Interest income	1	0.00	1	0.00
Interest expense	(60,152)	(0.01)	(166,301)	(0.02)
Loss before income tax provision	(567,436)	(0.07)	(1,018,551)	(0.14)
Income tax effect of restatement	(247,526)	(0.03)	(481,973)	(0.06)
Total reduction in net income	$(319,910)	$(0.04)	$(536,578)	$(0.08)

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

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

	2009
Three Months Ended March 31,	(as previously reported)	Adjustments	2009 (as restated)

Net sales	$8,145,930	$694,850	$8,840,780
Cost of goods sold	5,531,938	(570,750)	4,961,188
Gross profit	2,613,992	1,265,600	3,879,592

Operating Expenses:
Selling, general and administrative expenses	2,388,169	(174,843)	2,213,326
Unauthorized transactions	—	1,990,228	1,990,228
Total Operating Expenses	2,388,169	1,815,385	4,203,554

Income (loss) from operations	225,823	(549,785)	(323,962)

Other Income (Expense):
Royalty income	—	42,500	42,500
Interest income	2	1	3
Interest expense	—	(60,152)	(60,152)
Total Other Income (Expense), net	2	(17,651)	(17,649)

Income (loss) before income tax provision (benefit)	225,825	(567,436)	(341,611)

Income tax provision (benefit)	88,058	(247,526)	(159,468)

Net income (loss)	$137,767	$(319,910)	$(182,143)

Earnings (loss) per common share:
Basic	$0.02	$(0.04)	$(0.02)
Diluted	$0.02	$(0.04)	$(0.02)

Dividends declared per common share	$0.065	$—	$0.065

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

	2009
Nine Months Ended March 31,	(as previously reported)	Adjustments	2009 (as restated)

Net sales	$29,919,559	$2,365,726	$32,285,285
Cost of goods sold	19,422,223	(1,781,984)	17,640,239
Gross profit	10,497,336	4,147,710	14,645,046

Operating Expenses:
Selling, general and administrative expenses	8,342,795	(631,723)	7,711,072
Unauthorized transactions	—	5,782,101	5,782,101
Total Operating Expenses	8,342,795	5,150,378	13,493,173

Income from operations	2,154,541	(1,002,668)	1,151,873

Other Income (Expense):
Royalty income	58,333	150,417	208,750
Interest income	15,501	1	15,502
Interest expense	—	(166,301)	(166,301)
Total Other Income (Expense), net	73,834	(15,883)	57,951

Income before income tax provision	2,228,375	(1,018,551)	1,209,824

Income tax provision	854,390	(481,973)	372,417

Net income	$1,373,985	$(536,578)	$837,407

Earnings per common share:
Basic	$0.19	$(0.08)	$0.11
Diluted	$0.19	$(0.08)	$0.11

Dividends declared per common share	$0.195	$—	$0.195

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	2009
As of June 30,	(as previously reported)	Adjustments	2009 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,407	$(165,531)	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $1,588,923	8,679,606	(4,018,879)	4,660,727
Inventories	9,763,158	(1,054,323)	8,708,835
Prepaid expenses	179,549	(28,212)	151,337
Deferred income taxes	720,121	665,376	1,385,497
Total Current Assets	21,006,841	(4,601,569)	16,405,272

Equipment and leasehold improvements, net	4,076,198	(1,835,626)	2,240,572

Other Assets:
Product software development costs	—	1,727,040	1,727,040
Deferred income taxes	1,237,727	5,073,555	6,311,282
Cash surrender value of life insurance	—	2,917,223	2,917,223
Other assets	2,149,586	(2,124,586)	25,000
Total Other Assets	3,387,313	7,593,232	10,980,545
Total Assets	$28,470,352	$1,156,037	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,810,466	$1,312,255	$3,122,721
Accrued liabilities	1,153,089	936,965	2,090,054
Dividends payable	479,876	—	479,876
Income taxes payable	175,568	4,228,814	4,404,382
Total Current Liabilities	3,618,999	6,478,034	10,097,033

Long-Term Liabilities:
Deferred compensation	1,095,961	445,279	1,541,240
Derivative liability	125,000	—	125,000
Other liabilities	—	725,000	725,000
Total Long-Term Liabilities	1,220,961	1,170,279	2,391,240

Total Liabilities	4,839,960	7,648,313	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	2,049,384	(2,012,470)	36,914
Paid in capital	—	1,056,975	1,056,975
Retained earnings	21,581,008	(5,536,781)	16,044,227
Total Stockholders’ Equity	23,630,392	(6,492,276)	17,138,116
Total Liabilities and Stockholders’ Equity	$28,470,352	$1,156,037	$29,626,389

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW INFORMATION

	2009
Nine Months Ended March 31,	(as previously reported)	Adjustments	2009 (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,373,895	$(536,488)	$837,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	290,361	290,361
Reversal of provision for obsolete inventories	—	(40,193)	(40,193)
Loss on disposals of equipment and leasehold improvements	—	86,956	86,956
Depreciation of equipment and leasehold improvements	648,841	(31,322)	617,519
Stock-based compensation expense	299,997	31,998	331,995
Provision for deferred income taxes	—	(1,711,037)	(1,711,037)
Change in cash surrender value of life insurance	—	8,108	8,108
Deferred compensation	—	160,907	160,907
Net changes in operating assets and liabilities	267,491	1,302,634	1,570,125
Net cash provided by operating activities	2,590,224	(438,076)	2,152,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	75,000	75,000
Life insurance premiums paid	—	(348,503)	(348,503)
Purchases of equipment and leasehold improvements	(1,802,011)	842,519	(959,492)
Product software development expenditures	—	(755,626)	(755,626)
Net cash used in investing activities	(1,802,011)	(186,610)	(1,988,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders	(1,440,191)	(519)	(1,440,710)
Purchase of treasury shares	(43,620)	—	(43,620)
Net cash used in financing activities	(1,483,811)	(519)	(1,484,330)

Net decrease in cash and cash equivalents	(695,598)	(625,205)	(1,320,803)
Cash and cash equivalents at beginning of period	3,322,873	(160,640)	3,162,233
Cash and cash equivalents at end of period	$2,627,275	$(785,845)	$1,841,430

The financial accounts and transactions that were affected and a description of matters that were discovered in the restatement process are summarized as follows:

Net Sales

The Company has determined that its previously filed condensed consolidated financial statements contained errors for understatement of revenue because of the unauthorized transactions.  Certain unauthorized transactions  improperly reduced various sales accounts through the use of manual journal entries or system transactions.  In the three months and nine months ended March 31, 2009, net sales were understated by the amounts set forth in Table A, below.

Table A

Restatement Adjustments Related to Net Sales

	3 mos. ended	9 mos. ended
	March 31, 2009	March 31, 2009
Restatement adjustments to increase gross sales	$690,345	$2,099,654
Restatement adjustments to sales allowances	4,505	266,072
Total	$694,850	$2,365,726

Cost of Goods Sold

Cost of goods sold was overstated in the reporting periods as a result of various entries made in connection with the unauthorized transactions.  Portions of the unauthorized transactions were improperly charged to cost of goods sold.  The majority of the erroneous charges were made to materials, fringe benefit overhead accounts, engineering and depreciation for the three and nine months ended March 31, 2009  as set forth in Table B, below.

Table B

Restatement Adjustments Related to Cost of Goods Sold

	3 mos. ended	9 mos. ended
	March 31, 2009	March 31, 2009
Material and all other	$(594,133)	$(1,609,799)
Labor	(29,991)	(156,139)
Freight	216,109	217,892
Fringe benefits	(29,355)	(88,548)
Engineering	(27,500)	(154,161)
Depreciation	(105,880)	8,771
Total	$(570,750)	$(1,781,984)

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

•                       Deferred compensation expense was understated for the three and nine months ended March 31, 2009 as a result of not properly applying the assumptions for mortality and years of service as well as using a discount rate that was too high.

•                       Costs for professional fees and product development expense were overstated as a result of erroneous manual journal entries to conceal the unauthorized transactions.  The erroneous charges were recorded to these line items in both periods.

The amounts related to the above misstatements for the three and nine months ended March 31, 2009 are summarized in Table C, below.

Table C

Restatement Adjustments Related to Selling,

General and Administrative Expenses

	3 mos. ended	9 mos. ended
	March 31, 2009	March 31, 2009
Provision for doubtful accounts	$(58,469)	6,881
Stock-based compensation expense	10,666	31,998
Change in miscellaneous income	(5,449)	(340,395)
Deferred compensation expense	53,636	160,907
Professional fees	(5,630)	(9,859)
Fringe benefits	(26,966)	(76,466)
Officers’ life insurance	(92,950)	81,863
Dealer shows	(55,000)	(55,000)
Bonuses	(25,887)	(17,087)
Koss Employee Stock Ownership Trust/401(k)	415	(83,162)
Donations	(33,334)	(20,834)
Financial Public Relations	9,346	(49,543)
Gain/loss on fixed asset disposals	78,779	86,956
New product development, sales, marketing and commissions	(81,071)	(177,853)
Depreciation	112,419	(40,093)
Miscellaneous expense	(22,177)	(67,506)
Other selling, general and administrative	(33,171)	(62,530)
Total	$(174,843)	(631,723)

Income Tax Provision

The impact of the various account adjustments on the income tax provision is detailed below in Table D, below for the three and nine months ended March 31, 2009.

Table D

Restatement Adjustments Related to Income Tax Provision

	3 mos. ended	9 mos. ended
	March 31, 2009	March 31, 2009
Federal income tax provision	$(236,723)	$(513,226)
State income tax provision	(26,081)	(22,456)
Foreign income tax provision	15,278	53,709
Income tax provision	$(247,526)	$(481,973)

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

Equipment and Leasehold Improvements

Assets no longer used in the business were not removed from equipment and leasehold improvements.  As part of the restatement, the Company reviewed the assets and wrote off certain assets that were no longer being used in the business.  Almost all of the assets which were written off had been fully depreciated prior to these adjustments.  Loss on disposal was $0 and $2,007 for the three and nine months ended March 31, 2010, respectively.  Loss on disposal was $78,779 and $86,956 for the three and nine months ended March 31, 2009, respectively.  Product software development costs were reclassified and reported separately in the restated consolidated balance sheets.  The impact of the equipment and leasehold improvements is provided in Table H below.

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

Table J

Restatement Adjustments Related to Cash Surrender Value

June 30, 2009
Correction of an error	$792,637

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

•                  Accrued liabilities have been revised to:

•                  Include proper cutoff on professional fees at each period end;

•                  Adjust accrued returns based on detailed analysis of returns, price adjustments, and shipping adjustments;

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

Income Taxes Payable

The impact of the various account adjustments on income taxes payable is detailed in Table L, below.

Table L

Restatement Adjustments Related to Income Taxes Payable

June 30, 2009
Accrued federal income tax	$3,428,169
Accrued state income tax	1,002,085
Other	(201,440)
Income taxes payable	$4,228,814

3.             EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding for the quarters ending March 31, 2010 and 2009 were 7,382,706 and 7,382,751, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.

For the quarter ended March 31, 2010, common stock equivalents of 50,000, related to stock option grants, were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share. Shares under option of 1,109,308 for which the exercise price was higher than the average market price for the quarter ended March 31, 2010 were excluded from the calculation of diluted earnings per share.

For the quarter ended March 31, 2009 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted loss per share. Shares under option of 1,123,308 were excluded from diluted weighted average common shares outstanding for the quarter ended March 31, 2009 as they would be anti-dilutive due to the Company’s net loss for the quarter.

4.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions.  The Company was notified that the State of Wisconsin will conduct an audit of the tax years 2006 through 2009 which audit is expected to take place in Q1 of fiscal 2011.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2009 for Federal and fiscal 2006 through 2009 for most state jurisdictions. The Company recognizes interest related to unrecognized tax benefits as interest expense. As part of the unauthorized transactions, the Company has accrued interest of $576,151 and $354,644 at March 31, 2010 and June 30, 2009, respectively.

The total liability for unrecognized tax benefits was $300,000 as of March 31, 2010 and June 30, 2009.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the nine months ended March 31, 2010.

5.             INVENTORIES

The classification of inventories is as follows:

		June 30, 2009
	March 31, 2010	(Restated)
Raw materials and work in process	$2,978,969	$2,609,313
Finished goods	6,652,882	7,032,887
	9,631,851	9,642,200
Allowance for obsolete and slow-moving inventory	964,220	933,365
	$8,667,631	$8,708,835

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

The fair value of the option at March 31, 2010 and June 30, 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.             DIVIDENDS DECLARED

On February 25, 2010, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on March 31, 2010 to be paid April 15, 2010.  Such dividend payable has been recorded at March 31, 2010.

8.             STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  Options vest over four or five year period, with a maximum term of five to ten years.

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

A summary of stock option activity under the plan for the nine months ended March 31, 2010 is as follows and is adjusted for the two-for-one stock split on December 1, 2009:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—
Granted	390,000	$3.90 - $6.905	$6.39
Exercised	—	—	—
Expired	—	—	—
Forfeited	(94,000)	$6.275 - $13.09	$9.16
Shares under option at March 31, 2010	1,159,308	$3.90 - $14.40	$9.12	3.95	$—

Exercisable as of June 30, 2009	532,808	$7.76 - $14.40	$10.72
Exercisable as of March 31, 2010	494,762	$6.275 - $14.40	$10.77

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the nine months ended March 31, 2010 and 2009 is as follows:

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$45,772	$45,772

9.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the nine months ended:

	March 31, 2010	March 31, 2009
		(Restated)
Accounts receivable	$198,353	$2,353,143
Inventories	10,349	(561,616)
Prepaid expenses and other assets	(124,377)	(48,065)
Income taxes payable	(6,535,947)	883,649
Accounts payable	(820,183)	(464,042)
Accrued liabilities	1,628,736	(592,944)
Net change	$(5,643,069)	$1,570,125

Net cash paid during the year for:
Income taxes	$475,000	$1,190,000
Interest	$84,596	$—

10.           CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010. On October 9, 2009 the credit facility was extended to December 31, 2010.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under this credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% determined in accordance with the loan agreement. The credit facility included financial covenants that require the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The outstanding balance on this credit facility at March 31, 2010 amounted to $5,863,349.  There was no utilization of this credit facility at June 30, 2009.  The weighted-average interest rate for the nine months ended March 31, 2010 was 3.25%.

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

11.           STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine month periods ended March 31, 2010 and 2009.

	2010	2009
		(Restated)
Net (loss) income	$(3,148,775)	$837,407
Dividends declared	(1,365,800)	(1,440,191)
Stock compensation expense	329,750	331,995
Purchase of treasury shares	—	(43,620)
	$(4,184,825)	$(314,409)

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Koss Corporation for the three and nine months ended March 31, 2010 and 2009.  For a more complete understanding of this discussion, please read the Notes to Condensed Consolidated Financial Statements included in this report.

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

Unauthorized Transactions — In December 2009, Koss learned of significant unauthorized transactions made by Ms. Sachdeva which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions increased significantly over time from $5,099,900 in 2008 to $8,498,434 in 2009 to $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s existing internal controls and established operating procedures.  In carrying out the unauthorized transactions, these three former employees failed to adhere to the Company’s existing procedures for processing payments and concealed the misappropriations from management, including the directors and remaining officers of the Company.  Various accounting methods and accounting entries were used to conceal the unauthorized transactions.  Ms. Sachdeva and these other former employees were terminated shortly after the Company learned of the unauthorized transactions.  Please see the Explanatory Note to this Form 10-Q/A and Note 2 to the restated unaudited condensed consolidated financial statements for additional discussion of the unauthorized transactions and restatement.

Restatement — The restated unaudited condensed consolidated financial statements, included in this Form 10-Q/A, correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods previously issued.  The errors resulted from falsifications by the terminated employees, including Ms. Sachdeva, to conceal the misappropriations from management.  The most significant revisions are:

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

Results of Operations

Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

Sales and Gross Profit

Net sales for the three months ended March 31, 2010 totaled $8,654,630, compared with $8,840,780 in the three months ended March 31, 2009.  This $186,150 or 2.1% decrease in net sales was driven by lower volume in the U.S. large retailer market as well as an increase in cooperative advertising with one major retailer.

Gross profit in the three months ended March 31, 2010 was $3,278,238 or 37.9% of net sales compared to $3,879,592 or 43.9% of net sales in the three months ended March 31, 2009.  This decrease in gross margin percentage was primarily due to an increase in cooperative advertising.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended March 31, 2010 was $2,370,021, as compared to $2,213,326 for the three months ended March 31, 2009. Increased charges for professional and legal fees in support of general corporate initiatives were partially offset by reduced spending for new product development.

Unauthorized Transactions

In the three months ended March 31, 2010, there were no unauthorized transactions.  In the three months ended March 31, 2009, losses related to the unauthorized transactions were $1,990,228.

In the three months ended March 31, 2010, the Company incurred net cost of approximately $311,000 related to the investigation of the unauthorized transactions, defense of legal actions and restatement of the financial statements.  This net cost was comprised of approximately $1,711,000 of legal and professional fees partially offset by $1,400,000 of insurance proceeds.

Operating Income

The three months ended March 31, 2010 had operating income of $597,670 compared to an operating loss, including the unauthorized transactions as an expense, of $323,962 in the three months ended March 31, 2009.  The increase in operating income was the result of decreased unauthorized transactions.  The benefit from no unauthorized transactions was partially offset by lower gross margin.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $908,217 or 10.5% of net sales in the three months ended March 31, 2010 compared to $1,666,266 or 18.8% of net sales in the three months ended March 31, 2009.

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2010 was $172,893 as compared to $159,468 of income tax benefit in the three months ended March 31, 2009.  The effective income tax rate in the three months ended March 31, 2010 was 37.1% and was 46.7% for the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 to Nine Months Ended March 31, 2009

Sales and Gross Profit

Net sales for the nine months ended March 31, 2010 totaled $32,485,330, compared with $32,285,285 in the nine months ended March 31, 2009.  This $200,045 or 0.6% increase in net sales was driven by increased sales to Europe offset by declines in the U.S. large retailer market.

Gross profit in the nine months ended March 31, 2010 was $13,871,626 or 42.7% of net sales compared to $14,645,046 or 45.4% of net sales in the nine months ended March 31, 2009.  This decrease in gross margin percentage was due to increased promotional allowances, increased co-op advertising, higher costs for product packaging and liquidation of certain inventory at lower margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for nine months ended March 31, 2010 was $7,600,954, as compared to $7,711,072 for the nine months ended March 31, 2009.   The decrease in selling, general and administrative expenses was the result of lower spending for dealer shows and new product development.  The Company made a decision not to attend the January 2010 Consumer Electronics Show which decreased the spending for dealer shows.  The decrease in spending on new product development was due to timing of various project phases.  These spending cuts were partially offset by additional provisions for doubtful accounts receivable.

Unauthorized Transactions

In the nine months ended March 31, 2010 the unauthorized transactions totaled $10,286,988.  In the nine months ended March 31, 2009, the unauthorized transactions totaled $5,782,101.

The Company incurred net cost of approximately $551,000 in the nine months ended March 31, 2010 for the investigation of the unauthorized transactions, defense of legal actions and restatement of the financial statements.  This net cost was comprised of approximately $1,951,000 of legal and professional fees partially offset by $1,400,000 of insurance proceeds.

Operating Income

The nine months ended March 31, 2010 had an operating loss, including the unauthorized transactions and related costs and recoveries as an expense, of $4,566,863 compared to operating income, including the unauthorized transactions as an expense, of $1,151,873 in the nine months ended March 31, 2009.  The decrease in operating income was the result of increased unauthorized transactions partially offset by improved volume and decreased spending on dealer shows and new product development.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $6,270,672 or 19.3% of net sales  in the nine months ended March 31, 2010 compared to $6,933,974 or 21.5% of net sales in the nine months ended March 31, 2009.

Provision for Income Taxes

Income tax benefit for the nine months ended March 31, 2010 was $1,727,660 as compared to $372,417 of income tax provision in the nine months ended March 31, 2009.  The effective income tax rate was  35.4% for the nine months ended March 31, 2010 and 30.8%, for the nine months ended March 31, 2009.

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

During the nine months ended March 31, 2010, cash used in operations was $2,977,902 and during the nine months ended March 31, 2009, cash provided by operations was $2,152,148.  Working capital was $5,614,825 at March 31, 2010 and $6,308,239 at June 30, 2009.  As of March 31, 2010 the Company had open commitments of approximately $295,000 for software and new product development.

Investing Activities

Cash used in investing activities for the nine months ended March 31, 2010 was $1,287,352 as compared to $1,988,621 used in investing activities for the nine months ended March 31, 2009.  Cash used in investing activities for both periods was largely due to capital expenditures which consisted mainly of product software development costs and tooling to support production.

Financing Activities

Net cash provided by financing activities was $4,460,635 in the nine months ended March 31, 2010 compared to a use of $1,484,330 in the nine months ended March 31, 2009.  In the nine months ended March 31, 2010, the Company received $5,863,349 from borrowing on its line of credit offset by $1,402,714 of dividend payments.  In the nine months ended March 31, 2009, financing activities consisted mainly of dividend payments of $1,440,710.  The Company intends to continue its regular quarterly dividends for the foreseeable future.

Credit Facilities

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 through January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”)  based rate as determined in accordance with the loan agreement. The credit facility included financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  Outstanding draws on the credit facility at March 31, 2010 amounted to $5,863,349.  There was no utilization of the credit facility at June 30, 2009.

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

Stock Split

On September 10, 2009, NASDAQ notified the Company that it no longer met the 750,000 minimum publicly held shares requirement under Listing Rule 5450(b)(1)(B) for continued listing on The NASDAQ Global Market.  On September 24, 2009, the Company submitted its compliance plan to NASDAQ proposing to implement a two-for-one forward stock split of the Company’s Common Stock.  The proposed stock split would cause the Company’s total number of publicly held shares to exceed the 750,000 minimum threshold while maintaining the Company’s compliance with NASDAQ’s other continued listing requirements. On September 29, 2009, NASDAQ granted the Company an extension of time in order to allow the Company to regain compliance with NASDAQ’s listing requirements. The Company was granted until December 24, 2009 to regain compliance

At a meeting held on October 7, 2009, the Board of Directors conditionally approved a two-for-one forward stock split to be effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding on or about November 20, 2009, the record date for the stock split. The stock split was conditioned upon approval by the stockholders of an increase in the number of authorized shares of the Common Stock of the Company from 8,500,000 shares to 20,000,000 shares.  At a special meeting of stockholders on November 19, 2009, the Company’s stockholders approved the proposed increase.  The stock split was distributed to the Company’s stockholders on December 1, 2009.

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

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements other than the lease for the main plant in Milwaukee, Wisconsin, which it leases from its Chairman, John C. Koss.  On August 15, 2007, the lease was renewed for a period of five years, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  Management believes the lease is on terms no less favorable to the Company than those that could be obtained from an independent party.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

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

In connection with its post remedial measures, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, and has concluded that the Company’s disclosure controls and procedures were not sufficiently effective in that they failed to timely detect the circumvention of the internal controls and procedures related to the processing and recording of the unauthorized transactions.  The failure to timely detect the circumvention of the Company’s disclosure controls and procedures has resulted in the restatement of the Company’s financial statements for the periods covered by this filing.

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

The undetected circumvention of internal controls required the restatement of the previously reported condensed consolidated financial statements and other related financial disclosures included in this Quarterly Report on Form 10-Q/A.

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