Form 10-K
period 2010-06-30
KOSS CORP
filed 2010-09-20
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2009 was approximately $13,772,465 (based on the $5.51 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2009.

On September 10, 2010, 7,382,706 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

JUNE 30, 2010

EXPLANATORY NOTE

In December 2009, Koss Corporation (the “Company”) learned of certain unauthorized transactions made by Sujata Sachdeva, its former Vice President of Finance and Principal Accounting Officer.  The Company first learned of the unauthorized transactions on December 18, 2009, when Michael Koss received a call from American Express security informing him that certain wire transfers were being made from Koss corporate bank accounts to pay personal American Express expenses of Ms. Sachdeva.  These wire transfers were part of the unauthorized transactions made by Ms. Sachdeva resulting in the misappropriation of approximately $31,500,000 from fiscal year 2005 through December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees of the accounting department in the misappropriation and circumvention of the Company’s then existing internal controls and established operating procedures.  The collusion of these former employees, and the actions the Company took to remedy such collusion and circumvention, are described in detail in the Company’s Annual Report on Form 10-K/A filed for the year ended June 30, 2009 and in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K.  In July 2010, Ms. Sachdeva pleaded guilty in the criminal case filed against her; and her sentencing is currently scheduled for November 18, 2010.  Additional legal proceedings related to the unauthorized transactions are described in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

As a result of the unauthorized transactions, the Company restated its previously issued consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2009, and for the three month period ended September 30, 2009.  These restatements were disclosed in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2009 and its Quarterly Report on Form 10-Q/A for the three months ended September 30, 2009, respectively.  The Company also amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include condensed consolidated financial statements and related notes thereto, which were delayed as a result of the restatements.  All of these amended reports were filed on June 30, 2010, and should be read in conjunction with this Annual Report on Form 10-K.  The financial effect of the unauthorized transactions during fiscal year 2010 is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereophone industry with the first SP3 stereophone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world in which it does business, and over the years the Company has had numerous trademarks registered and patents issued in countries in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has approximately 394 trademarks registered in 87 countries around the world and patents in 26 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2010, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereophones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 59% of net sales occurred in the first six months of the year ended June 30, 2010, and 41% of net sales occurred in the latter six months of the year.  Management believes that the reason for this level performance of sales to retailers is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereophones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2010 is not considered material in relation to net sales during 2010 or anticipated 2011 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 17,000 domestic retailers and numerous retailers worldwide.  During 2010, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 25% of net sales and sales to Wal-Mart Stores, Inc. accounted for 17% of 2010 net sales.  In 2009, net sales to Tura Scandinavia AB and Wal-Mart Stores, Inc, accounted for 17% and 22% of consolidated net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores, and computer retailers.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s operating income.  The five largest customers of the Company (including Tura Scandinavia AB and Wal-Mart Stores, Inc.) accounted for approximately 52% and 54% of total net sales in 2010 and 2009, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was approximately $766,000 during 2010 as compared with $1,559,000 during 2009. These activities were conducted by both Company personnel and outside consultants.  The Company expects that research and development costs will continue and it is planning to introduce a new offering during fiscal year 2011.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the years 2010 and 2009, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2010, the Company employed 65 people, who are all non-union.  The Company also utilizes temporary personnel.

FOREIGN SALES

The Company’s competitive position and risks relating to the conduct of its business in foreign markets are comparable to the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and profit.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 14 to the consolidated financial statements accompanying this Form 10-K.

The Company has a small sales office in Switzerland to service the international export marketplace.  The Company is not aware of any material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, and Mexico.  The Company sells products in the Canadian market through a distributor who services smaller specialty accounts.  During the last two years, net sales of all Koss products, were distributed as follows:

	2010	2009
U.S.	$20,182,347	$24,222,039
Europe	17,710,672	15,744,430
All other countries	2,705,703	1,750,645
Net sales	$40,598,722	$41,717,114

In addition to a manufacturing facility in the United States, the Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent supplier entities are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 70% of the Company’s sales revenue) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, most increases in tariffs and freight charges would not be acceptable to pass along to the Company’s customers and would directly impact the Company’s profits.

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

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company is dependent upon its ability to retain an existing base of customers to sell the Company’s line of products.  Loss of customers means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers.  Any loss of a customer directly translates into a reduction in sales volume which can only be replaced by adding a similar number of representative retail outlets.  The inability of the Company’s sales and marketing staff to obtain new distribution outlets translates into a lack of future growth and possibly a setback in sales volumes when loss of current customers occur.  For example, the loss of a customer representing 10% of the Company’s business would translate into a reduction in revenues of up to 10% based upon the point through the year that the customer was lost.  Attracting a new customer during the course of a year could have a positive impact or simply replace an account which has been lost.  In addition, a customer can decide to make a change in the models that it decides to offer for sale.  Such changes can occur arbitrarily throughout the course of a year which can cause reductions in sales revenues in proportion to the number of retail outlets that the store represents in the market.  The Company may not be able to maintain customers or model selections and therefore may experience a reduction in its sales revenue until a model is restored to the mix or a lost customer is replaced by a new customer.  A reduction in sales volume would cause a reduction in profitability.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines that customers would choose to offer to consumers could significantly affect the Company’s future profitability.  The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than $10 up to $1,000.  The gross margin for each of these models is unique in terms of percentages.  The price range of the products also produces a different level of actual dollar contribution per unit.  For example, a product with a gross margin contribution of 50% might yield a $5 contribution for one item, while another item may feature a 30% gross margin which could yield $50.  The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions.  Retail preference for lower priced items can reduce profit margins and contributions.  The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale.  Due to the range of products that the Company sells, the product sales mix can produce a variation in terms of a range of profit margins.  Some customers sell a limited range of products that yield lower profit margins than others.  Most notably, the budget priced headphone segment of the market below $10 retail, which is distributed through computer stores, office supply stores and mass market retailers, tends to yield the lowest gross margins.  An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

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

The Company has significant accounts receivable or other amounts due from the Company’s customers.  The outstanding accounts receivable, net of allowance for doubtful accounts, at the end of the last four quarters averaged approximately $5,563,000.  Terms of payment for customers generally range from cash in advance of delivery to net 120 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most of the outstanding balance due.  Occasionally, the Company has been current with a customer at the time such an event occurs.  The more material risk is that of losing the revenue of the customer which might be more onerous than losing the current outstanding accounts receivable.  In addition, many companies that will typically insure accounts receivables will not do so for the Company’s largest mass market customers.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent suppliers are distant from the Company which means that the Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  Therefore, if there are any interruptions in the supply chain for any of these reasons, this could directly impact the Company’s profits in a negative way.  The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin.  In addition, any increase in tariffs and freight charges may not be acceptable to pass along to the Company’s customers and could directly impact the Company’s profits.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD AFFECT PRICING OF PRODUCTS AND CAUSE CUSTOMERS TO PURCHASE LOWER-PRICED, LESS PROFITABLE PRODUCTS AND COULD AFFECT OVERALL DEMAND FOR THE COMPANY’S PRODUCTS

The Company receives a material portion of its sales and profits from business in Europe.  To the extent that the value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the overall demand for the Company’s products.  The Company gets paid by its international customers in U.S. dollars.  To the extent that increased prices arising from currency fluctuations decrease the overall demand for the Company’s products or motivate customers to purchase lower-priced, lower profit products, the Company’s sales, profits and cash flows could be adversely affected.

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

The Company uses numerous third party carriers to ship product, both domestically and internationally.  If the price of fuel increases and the carriers choose to pass on the increase to the Company, freight costs may increase.  As a result, the Company’s freight cost is impacted by changes in fuel prices.  Fuel prices affect freight costs to both customer’s location and the Company’s distribution center.  Increases in fuel prices and surcharges and other factors have increased and may continue to increase freight costs in the future.  The inflationary pressure of higher fuel costs and continued increase in transportation-related costs could have a material adverse effect on the Company’s profit margins and profitability.

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL U.S. RETAILERS

The Company is particularly concerned about the consistency of business with several U.S. retailers.  The recent tightening of credit availability worldwide caused all retailers to sharply curtail inventory increases.  In addition, many retailers have been negatively impacted by the economic recession.  The Company has experienced some consolidation in product lines and item elimination, or reductions at several big box retailers.  Finally, the Company is subject to fluctuations in production of the Company’s automobile customers and the potential impact that might have upon the Company’s rear seat entertainment products for the automotive market in the coming year.

THE COMPANY IS CURRENTLY UNABLE TO ASSESS THE AMOUNTS THAT MAY BE RECOVERED THROUGH THE PROCEEDS FROM THE SALE OF ITEMS SEIZED BY LAW ENFORCEMENT, INSURANCE, POTENTIAL CLAIMS AGAINST THIRD PARTIES OR TAX REFUNDS.

The Company has estimated that the amount of the unauthorized transactions is approximately $31,500,000 since fiscal year 2005 through December 31, 2009 as described in the Company’s Form 10-K/A for June 30, 2009 that was filed on June 30, 2010.  Over 25,000 items have been seized by law enforcement authorities. Although the Company intends to pursue proceeds from the sale of items seized by law enforcement authorities, as well as from insurance coverage, potential claims against third parties and tax refunds, the Company cannot reasonably assess the amounts or timing of such recoveries.  Through the date of issuance of this 10-K, the Company has received $1,746,469 from its insurance company.  The Company’s inability to recover its losses could have a significant and adverse effect on its future financial condition.

LEGAL PROCEEDINGS RELATED TO THE UNAUTHORIZED TRANSACTIONS MAY ADVERSELY AFFECT THE COMPANY’S RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

As further described in Item 3 Legal Proceedings, the Company is currently addressing several legal matters related to the unauthorized transactions. The Company is unable at this time to quantify its exposure, if any.  The costs of dealing with these matters and any penalties and awards that may be assessed against the Company could be substantial and may adversely affect the Company’s future results of operations, cash flows and financial condition.

THE COMPANY’S STOCK PRICE MAY FLUCTUATE AS A RESULT OF THE UNAUTHORIZED TRANSACTIONS AND BECAUSE OF THE UNCERTAINTIES ABOUT THEIR EFFECT ON THE COMPANY’S FINANCIAL CONDITION.

Uncertainties about the effect of the unauthorized transactions and significant developments related to the unauthorized transactions, such as the legal matters described above or the results and recommendations of the Independent Investigation could cause fluctuation in the Company’s stock price.  The Company’s common stock could also be subject to wide fluctuations in response to additional business factors such as the following:

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

•                                          changes in stock market analyst recommendations regarding the Company, its competitors or the industry in general, or lack of analyst coverage of the Company’s common stock;

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

The Company’s internal controls as of June 30, 2009 were not effective in that they failed to timely detect and prevent the circumvention of the internal controls and procedures relating to the unauthorized transactions.  Management believes it has implemented remedial measures to address the issues identified, but a sufficient amount of time has not yet elapsed to test these internal controls and procedures to confirm whether they are effective.  Thus, there is no assurance that these deficiencies have been adequately addressed or that the Company has discovered all of the deficiencies that may exist in the internal control over financial reporting.  The Independent Investigation is ongoing and it is possible that the Company and/or the Independent Committee may identify additional deficiencies regarding the Company’s internal control over financial reporting.

THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS HAS SUBJECTED THE COMPANY TO INCREASED COSTS FOR ACCOUNTING AND LEGAL FEES.

The Company issued restated consolidated financial statements in the Annual Report on Form 10-K/A for June 30, 2009 that was filed on June 30, 2010. This restatement was because of errors in previously issued financial statements caused by the unauthorized transactions.  This restatement has subjected the Company to significant costs in the form of accounting, legal fees and similar professional fees, in addition to the substantial diversion of time and attention of the Company’s Chief Financial Officer and members of its accounting department in preparing the restatement.  Although the restatement is complete, no assurance can be given that the Company will not incur additional costs associated with the restatement.

ITEM 2.                  PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013 and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                  LEGAL PROCEEDINGS.

As of June 30, 2010, the Company is party to the matters related to the unauthorized transactions described below:

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol KOSS.  There were approximately 535 record holders of the Company’s common stock as of August 1, 2010.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2008	$9.46	$6.76	$0.065
December 31, 2008	$8.36	$4.63	$0.065
March 31, 2009	$6.30	$4.675	$0.065
June 30, 2009	$7.98	$5.875	$0.065
September 30, 2009	$7.725	$5.52	$0.065
December 31, 2009	$8.12	$5.50	$0.06
March 31, 2010	$6.00	$3.76	$0.06
June 30, 2010	$5.83	$5.04	$0.06

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2010.  On May 17, 2010 the Company announced its quarterly dividend of $0.06 per share for stockholders of record on June 30, 2010.  The dividend was distributed on or around July 15, 2010.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2010)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	0	$0.00	0	$2,139,753
May 1-May 31	0	$0.00	0	$2,139,753
June 1-June 30	0	$0.00	0	$2,139,753

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2010, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2010.

ITEM 7.                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2010 and 2009.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

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

Unauthorized Transactions — In December 2009, the Company learned of significant unauthorized transactions which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $8,498,434 in 2009, and $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  As a result of these unauthorized transactions, the Company restated its consolidated financial statements on Form 10-K/A for June 30, 2009.

Operations — Net sales declined to $40,598,722 in 2010 compared with $41,717,114 in 2009.  This $1,118,392 decrease in net sales was primarily driven by soft retail sales in the United States and increased promotions with one major customer.  Including the unauthorized transactions as an expense, the Company had a loss from operations of $4,955,767 in 2010, compared to a loss from operations of $340,094 in 2009.  The increased loss from operations was primarily driven by the increased unauthorized transactions, decrease in gross profit from 44.5% to 41.6%, unauthorized transaction related costs and lower sales volume.   In 2010 and 2009, the losses related to the unauthorized transactions, exclusive of corrections for accounting errors, were $10,286,988 and $8,498,434, respectively, an increase of $1,788,554 in 2010.  The 2010 operating results also included $1,666,986 of unauthorized transaction related costs net of recoveries.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $6,998,207 in 2010 or 17.2% of net sales compared to $8,158,340 or 19.6% of net sales in 2009.

2010 Results of Operations Compared with 2009

Sales and Gross Profit

Net sales for 2010 totaled $40,598,722, compared with $41,717,114 in 2009.  This $1,118,392 or 2.7% decrease in net sales was driven by soft retail sales in the United States and increased promotions of approximately $700,000 with one major customer in the United States.  The decline came in the United States as export sales increased 16.7% from the 2009 level.

Gross profit in 2010 was $16,868,411 or 41.6% of net sales compared to $18,548,692 or 44.5% of net sales in 2009.  This decreased gross margin percentage was driven by increased cost of promotions and increased overhead spending.  The increased cost of promotions totaled approximately $700,000 for the agreed period which occurred in advance of significant sales volumes for this customer.  The overhead spending increased by approximately $357,000 as a result of spending approximately $169,000 for prototypes and engineering tests for products expected to be introduced in fiscal 2011 and for increased fringe benefit costs of $87,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2010 were $9,870,204, as compared to $10,390,352 for 2009.  The decrease in selling, general and administrative expenses was the result of decreased new product research and development activities, not participating in a large dealer show and a loss on fixed asset disposals in 2009.  New product development decreased from approximately $1,559,000 in 2009 to approximately $766,000 in 2010 due to timing of project phases as we focus on expanding the product line in high-end stereo headphones and expand consumers’ listening options with new products.  Spending on new product development in 2011 is anticipated to be similar to 2010 levels.  In 2009, the Company participated in the Consumer Electronics Show but did not participate in 2010.  Disposals of equipment and leasehold improvements resulted in a loss of approximately $10,000 in 2010 and $224,000 in 2009. These decreases were partially offset by increased legal fees in support of general corporate activities and patent work.

Unauthorized Transactions

In 2010, the unauthorized transactions totaled $10,286,988 compared to $8,498,434 in 2009.

After learning of the unauthorized transactions in December 2009, the Company incurred net cost of $1,666,986 in the second half of fiscal 2010.  These net costs related to investigation of the unauthorized transactions, defense of legal actions, restatement of the financial statements for the years ended June 30, 2009 and 2008 and the quarter ended September 30, 2009, and issuance of the quarterly reports for December 31, 2009 and March 31, 2010.  This net cost was comprised of approximately $3,580,000 of legal and professional fees partially offset by approximately $1,913,000 of recoveries.  Included in recoveries is approximately $1,746,000 of insurance proceeds.

Operating Loss

2010 had an operating loss including the unauthorized transactions of $4,955,767 compared to operating loss of $340,094 in 2009.  The increased operating loss was primarily driven by the increased unauthorized transactions, unauthorized transaction related costs, lower gross profit of 41.6% for 2010 and 44.5% for 2009 and lower sales volume.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $6,998,207 in 2010 or 17.2% of net sales compared to $8,158,340 or 19.6% of net sales in 2009.

 Provision for Income Tax Benefit

Income tax benefit for 2010 was $1,812,417 as compared to $75,434 of income tax benefit in 2009.  The effective income tax rate was 33.7% in 2010 and 22.7% in 2009.  For 2010, the effective tax rate is driven by changes to the valuation allowance.  The main variance in effective tax rate for 2009 compared to the combined federal and state statutory rate of 37% was the impact of permanent tax differences in a year that was close to breakeven earnings.

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

During 2010, cash provided by operations was $982,631, and during 2009, cash provided by operations was $2,646,146.  Working capital was $5,371,158 at June 30, 2010 and $6,308,239 at June 30, 2009.  The net decrease in working capital of $937,081 from June 30, 2009 to June 30, 2010 represents primarily the decrease in cash and cash equivalents and increases in accounts payable and accrued liabilities.  The unauthorized transactions in 2010 were funded through cash, delays in payments of trade payables and borrowing on the line of credit.  Although significant progress was made since discovery of the unauthorized transactions in the latter part of 2010 to pay off some of these outstanding balances, accounts payable and the line of credit are still elevated above 2009 levels.  The increase in accrued liabilities was driven by accrued legal fees related to the investigation of the unauthorized transactions and the defense of various legal actions.

Investing Activities

Cash used in investing activities for 2010 was $1,760,333 as compared to $2,345,298 used in investing activities for 2009.  Cash used in investing activities for 2010 was driven by $797,042 of capital expenditures, including tooling to support production, and $639,788 of product software development expenditures.  In 2009, capital expenditures for tooling and other equipment was $1,018,057 and $1,053,738 was spent on product software development expenditures.  Budgeted capital expenditures for equipment and product software for year 2011 are approximately $2,500,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities declined from $1,964,205 in 2009 to $595,678 in 2010.  Dividends paid to stockholders declined from $1,920,585 in 2009 to $1,845,678 in 2010.  The Company intends to continue to pay regular quarterly dividends for the foreseeable future.  As of June 30, 2010, the Company had net borrowing of $1,250,000 on its line of credit.  On August 31, 2010, the Company had net borrowing of $2,800,000 and availability of $5,189,000.

There were no purchases of common stock in 2010 under the stock repurchase program.  In 2009, the Company purchased $43,620 of common stock.  No stock options were exercised in 2010 or 2009.

Liquidity

In addition to capital expenditures for tooling and completion of the software development, the Company has interest payments on its line of credit, commitments with vendors to reduce the outstanding balance and planned normal quarterly dividend payments. The Company believes that cash generated from operations, together with borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, accounts payable reduction, planned capital expenditures, and dividend payments.  The long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facilities

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $1,250,000 as of June 30, 2010.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2010, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2010.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in 2010.  During 2009, the Company purchased 7,996 shares of its common stock at an average net price of $5.46 per share, for a total purchase price of $43,620.  As of June 30, 2010, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin, which it leases from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations.  In these cases, the Company uses its judgment, based on the best available facts and circumstances and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2010, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Product Software Development Costs

Product software development costs consist of costs incurred by outside parties for the development of software used to support new products.  These assets have been evaluated to ensure that the capitalized costs do not exceed the estimated net realizable value of the related products.  As part of the impairment analysis, we use a discounted cash flow model based on estimated sales to be derived in the future use of the asset and other estimated costs directly related to the product.   No amortization was recorded in 2010 or 2009 as the related products have not yet been introduced.  The Company expects the products to be introduced during fiscal year 2011.

The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates.  Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates.  The Company performed impairment testing as of June 30, 2010 and 2009 and no impairment was identified.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements attached hereto.

ITEM 9.                  CHANGES AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error, the circumvention or overriding of controls and procedures and collusion to circumvent and conceal the overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  As discussed in “Changes in Internal Controls” below, the Company recently implemented remedial measures in response to the previously disclosed unauthorized transactions. Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, continues to evaluate the effectiveness of the Company’s disclosure controls and procedures to identify any additional enhancements that may provide greater comfort that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal controls and operating procedures were circumvented during the fiscal year and the circumvention was concealed from management as previously described in the Form 10-K/A for June 30, 2009.  The Company has already implemented the internal control improvements described in Changes in Internal Controls below, and the Company is planning to implement a new computer system towards the end of fiscal year 2011 that will further enhance the segregation of duties within information technology.  Based on the criteria set forth by COSO in “Internal Control-Integrated Framework,” although the Company’s management believes that these enhancements and remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.

Changes in Internal Controls

The Company has identified how its controls over financial reporting were circumvented and how it is addressing these matters below.

•                        Auditor review.  The circumvention of the Company’s internal controls and procedures was not detected as part of the Company’s annual audits and quarterly reviews by its former independent auditor, Grant Thornton, LLP.  As described in Item 3 Legal Proceedings, on June 24, 2010, the Company filed an action against Grant Thornton, LLP and Ms. Sachdeva.

•                        Wire transfers and cashier’s checks.  Approximately $30,900,000 or 98.1% of the total $31,500,000 of unauthorized transactions from fiscal year 2005 through December 2009 was misappropriated by circumventing the Company’s internal controls and other operating procedures for the payment of Company expenditures by using wire transfers or cashier’s checks from the Company’s bank accounts to pay for personal expenditures.  Of the $30,900,000, approximately $8,500,000 was misappropriated by use of these means during 2009.  Misappropriations by use of wire transfers or cashier’s checks totaled $10,300,000 during 2010.  These unauthorized transactions were processed by circumventing the Company’s policy that all invoices over $5,000 were required to be submitted and approved by

Michael Koss as the CEO, and all accounts payable checks generated from the Company’s accounts payable system were signed by the CEO.  Moreover, wire transfers were to be used only for authorized transactions including certain inventory purchases and transfers of funds between the Company’s bank accounts.  Wire transfers for inventory purchases and the recurring expense items required the approval by several employees including authorized Vice Presidents, while the wire transfers between the Company’s bank accounts were processed and approved by Ms. Sachdeva and one of the other terminated employees in the accounting department.  Ms. Sachdeva, by herself and/or by directing other employees in the accounting department, ordered cashier’s checks from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system.  Ms. Sachdeva, by herself and/or by directing others in the accounting department, processed wire transfers from the Company’s bank accounts to pay for personal expenditures directly, thereby circumventing the internal controls and procedures as described above so that these payments would not be submitted through the Company’s normal accounts payable system.  This has been remediated by: (1) disallowing the use of any cashier’s checks; (2) enforcing that all wire transfers are initiated within the financial function and electronically approved by the CEO; and (3) performing an enhanced review, reconciliation and reporting of cash activities.

•                        Petty cash, manual checks and traveler’s checks.  The remaining misappropriations of approximately $600,000 or 1.9% from the total amount of $31,500,000 from fiscal year 2005 through December 2009 were carried out by circumventing the Company’s internal controls and other standard operating procedures involving the Company’s petty cash system, manual check system and policy for using traveler’s checks.  In doing so, the Company’s policy requiring that all expense reports be submitted and approved by the CEO was circumvented.  Out of the estimated $600,000 of these types of transactions, approximately $91,000 occurred during 2009.  Approximately $107,000 of misappropriations involving the use of the Company’s petty cash system, manual check system and traveler’s checks policy occurred during 2010.  Remediation of these issues has been accomplished by: (1) eliminating the petty cash fund so all reimbursements run through normal controlled accounts payable channels; (2) eliminating the use of manual checks so all check disbursements are generated from the Company’s accounts payable system check run; and (3) eliminating the use of traveler’s checks.

•                        Recording of unauthorized transactions.  Ms. Sachdeva and one of the other terminated employees concealed the unauthorized transactions by recording numerous erroneous accounting entries in various accounts to hide the true nature of the transactions.  The Company has improved the controls and procedures related to journal entries and account reconciliations to include improved segregation of duties, review and approval of reconciliations, and approval of all manual journal entries.

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

•                        Information Technology.  The Company’s internal controls and procedures relating to the Company’s computer system for processing financial transactions were manipulated to conceal the unauthorized transactions.  The Company expects to implement a new computer system that will be used to improve its processing of financial transactions and overall segregation of duties towards the end of fiscal 2011.

We believe the changes to our system of internal controls resulting from these efforts have enhanced the Company’s control over financial reporting.  We continue to diligently and vigorously review our financial and reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address any additional control deficiencies we may identify.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2010 and 2009, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the Company has been named in several legal matters.  In addition, the Company has also initiated certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

September 20, 2010

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2010	2009

Net sales	$40,598,722	$41,717,114
Cost of goods sold	23,730,311	23,168,422
Gross profit	16,868,411	18,548,692

Operating Expenses:
Selling, general and administrative expenses	9,870,204	10,390,352
Unauthorized transactions	10,286,988	8,498,434
Unauthorized transaction related costs and recoveries, net	1,666,986	—
Total Operating Expenses	21,824,178	18,888,786

Loss from operations	(4,955,767)	(340,094)

Other Income (Expense):
Royalty income	—	208,750
Interest income	263	15,503
Interest expense	(429,138)	(216,751)
Total Other Income (Expense), net	(428,875)	7,502

Loss before income tax benefit	(5,384,642)	(332,592)

Income tax benefit	(1,812,417)	(75,434)

Net loss	$(3,572,225)	$(257,158)

Loss per common share:
Basic	$(0.48)	$(0.03)
Diluted	$(0.48)	$(0.03)

Dividends declared per common share	$0.245	$0.260

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30,	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$125,496	$1,498,876
Accounts receivable, less allowance for doubtful accounts of $757,535 and $1,588,923, respectively	4,213,327	4,660,727
Inventories	8,457,325	8,708,835
Prepaid expenses	254,658	151,337
Income taxes receivable	928,550	—
Deferred income taxes	1,144,086	1,385,497
Total Current Assets	15,123,442	16,405,272

Equipment and leasehold improvements, net	2,392,772	2,240,572

Other Assets:
Product software development costs	2,366,828	1,727,040
Deferred income taxes	2,527,764	6,311,282
Cash surrender value of life insurance	3,339,485	2,917,223
Other assets	—	25,000
Total Other Assets	8,234,077	10,980,545

Total Assets	$25,750,291	$29,626,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,794,598	$3,122,721
Accrued liabilities	4,514,724	2,090,054
Dividends payable	442,962	479,876
Income taxes payable	—	4,404,382
Total Current Liabilities	9,752,284	10,097,033

Long-Term Liabilities:
Line of credit	1,250,000	—
Deferred compensation	1,752,459	1,541,240
Derivative liability	125,000	125,000
Other liabilities	678,300	725,000
Total Long-Term Liabilities	3,805,759	2,391,240

Total Liabilities	13,558,043	12,488,273

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,492,096	1,056,975
Retained earnings	10,663,238	16,044,227
Total Stockholders’ Equity	12,192,248	17,138,116

Total Liabilities and Stockholders’ Equity	$25,750,291	$29,626,389

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,572,225)	$(257,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	374,961	245,537
Loss on disposals of equipment and leasehold improvements	9,670	224,286
Depreciation of equipment and leasehold improvements	635,172	728,054
Stock-based compensation expense	435,121	442,660
Provision for deferred income taxes	4,024,929	(2,755,314)
Increase in cash surrender value of life insurance	(73,759)	(58,564)
Deferred compensation	211,219	214,542
Net changes in operating assets and liabilities (see note 10)	(1,062,457)	3,862,103
Net cash provided by operating activities	982,631	2,646,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	25,000	75,000
Life insurance premiums paid	(348,503)	(348,503)
Purchases of equipment and leasehold improvements	(797,042)	(1,018,057)
Product software development expenditures	(639,788)	(1,053,738)
Net cash used in investing activities	(1,760,333)	(2,345,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	1,250,000	—
Dividends paid to stockholders	(1,845,678)	(1,920,585)
Purchase of treasury shares	—	(43,620)
Net cash used in financing activities	(595,678)	(1,964,205)

Net decrease in cash and cash equivalents	(1,373,380)	(1,663,357)
Cash and cash equivalents at beginning of year	1,498,876	3,162,233
Cash and cash equivalents at end of year	$125,496	$1,498,876

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2008	7,390,702	$36,954	$657,895	$18,221,451	$18,916,300
Net loss	—	—	—	(257,158)	(257,158)
Dividends declared	—	—	—	(1,920,066)	(1,920,066)
Stock-based compensation expense	—	—	442,660	—	442,660
Purchase and cancellation of treasury shares	(7,996)	(40)	(43,580)	—	(43,620)
Balance, June 30, 2009	7,382,706	36,914	1,056,975	16,044,227	17,138,116
Net loss	—	—	—	(3,572,225)	(3,572,225)
Dividends declared	—	—	—	(1,808,764)	(1,808,764)
Stock-based compensation expense	—	—	435,121	—	435,121
Balance, June 30, 2010	7,382,706	$36,914	$1,492,096	$10,663,238	$12,192,248

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”) and its wholly-owned subsidiary (collectively the “Company”), a Delaware Corporation, reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  In addition, the Company has more than 250 domestic dealers and its products are carried by approximately 17,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss Classics Ltd. (“Koss Classics”).

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss Classics, which is a wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

STOCK SPLIT —  On September 10, 2009, NASDAQ notified the Company that it no longer met the minimum 750,000 publicly held shares requirement under Listing Rule 5450(b)(1)(B). The Company remedied its noncompliance with Listing Rule 5450(b)(1)(B) by implementing a two-for-one forward stock split on December 1, 2009.  All share and per-share data have been adjusted retroactively to give effect to the stock split.

CONCENTRATION OF CREDIT RISK — The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company’s products are sold through national retailers, international distributors, audio specialty stores, the Internet, direct mail catalogs, regional department store chains and military exchanges under the “Koss” name and dual label.  The Company grants unsecured credit to its domestic and international customers based on the extension of credit from 30 to 120 days, depending on the customer.  Collection is dependent on the retailing industry economy.  The vast majority of international customers, outside of Canada, are sold on a cash against documents or cash in advance basis.  Approximately 20% and 14% of the Company’s accounts receivable at June 30, 2010 and 2009, respectively, were foreign receivables denominated in U.S. dollars.

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

ROYALTY INCOME — The Company recognizes royalty income when earned under the terms of its license agreements.  Historically, royalty payments were calculated based upon predetermined percentages of net sales of the licensed products or based upon minimum quarterly royalty payments, as set forth in the Company’s license agreements.  Royalty income is booked monthly, on an accrual basis, and the amount that the Company accrues is the monthly equivalent of the minimum royalty payment.  When the royalty payments are received each quarter, the Company then applies the payment to accounts receivable accordingly.  In 2009, the Company had one license agreement that terminated in the fourth quarter of 2009.  As of June 30, 2010 the Company had no license agreements in effect that would provide for royalty income.

SHIPPING AND HANDLING FEES AND COSTS — Shipping and handling fees are included in cost of goods sold within the accompanying consolidated statements of operations.

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations amounted to approximately $766,000, in 2010 and $1,559,000 in 2009.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying consolidated statements of operations were approximately $57,000 in 2010 and $130,000 in 2009.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts and inventory valuation methods, unauthorized transactions, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item, general economic conditions and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible.  There were no recoveries of previously written-off accounts receivable during 2010 or 2009.  Changes in the allowance for doubtful accounts are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written-off	Balance at End Year
2010	$1,588,923	374,961	(1,206,349)	$757,535
2009	$1,343,386	245,537	—	$1,588,923

INVENTORIES — As of June 30, 2010 and 2009, 100% of the Company’s inventory was valued at the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $793,972 and $776,307 higher than reported at June 30, 2010 and 2009, respectively.  The Company did not maintain any work-in-process inventories at June 30, 2010 and 2009.

The components of inventories at June 30 are as follows:

	2010	2009
Raw materials	$2,407,715	$2,019,919
Finished goods	6,049,610	6,688,916
	$8,457,325	$8,708,835

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

LIFE INSURANCE POLICIES — The Company carries its cash surrender value of life insurance at values stated by the insurance carriers, reduced by the value of outstanding policy loans made to the insured, or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in other income in the Consolidated Statements of Operations.  The carrying value of cash surrender value of life insurance has been reduced by $61,157 of policy loans at June 30, 2010 and 2009.

INVESTMENTS — Included in “Other Assets” at June 30, 2009 is $25,000 of Israel government bonds which matured in July 2009.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of June 30, 2010 and 2009, the Company has recorded a warranty reserve of $1,017,450 and $1,087,000, respectively.  (See Note 11)

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements and product software development costs annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.  Management believes that there has not been any impairment of the Company’s long-lived assets as of June 30, 2010 and 2009.

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred except settlements, which are expensed when a claim is probable and can be estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the insurance company.

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

RECLASSIFICATIONS — Certain amounts previously reported have been reclassified to conform to the current presentation.

2.             UNAUTHORIZED TRANSACTIONS

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $8,498,434 in fiscal year 2009 and $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  As a result of these unauthorized transactions, the Company restated its consolidated financial statements on Form 10-K/A for June 30, 2009.

The unauthorized transactions line in the Consolidated Statements of Operations represents the total of identified unauthorized transactions in those years.

The unauthorized transaction related costs and recoveries, net line in the Consolidated Statements of Operations is comprised of the legal fees for the investigation, restatement and legal defense costs as well as professional fees for the forensic accountants, restatement support professionals and general accounting support.  The recoveries represent amounts received under the Company’s insurance and other miscellaneous credits related to the unauthorized transactions.  For the year ended June 30, 2010, these costs and recoveries were as follows:

Legal fees	$2,335,985
Professional fees	1,243,733
Total costs	3,579,718

Insurance proceeds	(1,746,469)
Other recoveries	(166,263)
Total recoveries	(1,912,732)

Unauthorized transaction related costs and recoveries, net	$1,666,986

3.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2010 and 2009 are summarized as follows:

	Estimated
	Useful Lives	2010	2009
Machinery and equipment	5-10 years	$629,757	$701,925
Furniture and office equipment	5-10 years	383,554	370,611
Tooling	5-10 years	4,160,970	4,498,535
Display booths	5-7 years	287,180	288,183
Computer equipment	3-5 years	724,448	777,790
Leasehold improvements	5-10 years	1,746,763	1,706,478
Assets in progress	N/A	814,335	337,903
		8,747,007	8,681,425
Less: accumulated depreciation and amortization		6,354,235	6,440,853
Equipment and leasehold improvements, net		$2,392,772	$2,240,572

4.             EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings (loss) per share are computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding for the years ended June 30, 2010 and 2009 were 7,382,706 and 7,386,250, respectively.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.  For the years ended June 30, 2010 and 2009 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted loss per share.  Shares under option of 1,159,308 and 863,308 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2010 and 2009 as they would be anti-dilutive due to the Company’s net loss for the year.

5.                                      CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.    The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The credit facility included certain financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company used its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2009.  The Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At June 30, 2010, the outstanding balance on this credit facility was $1,250,000.  The applicable interest rates at June 30, 2010 were 2.84% on $1,000,000 of outstanding balance and 3.75% on $250,000 of outstanding balance.  The weighted average interest rate in effect in the borrowings outstanding as of June 30, 2010 was 3.02%.

6.                                      STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the

1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of June 30, 2010, there are 485,506 options available for future grants.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2010, there was approximately $706,000 of total unrecognized compensation cost related to stock options granted under the 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.87 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $435,121 and $442,660 in 2010 and 2009, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2010 or 2009.

The per share weighted average fair value of the stock options granted during the year ended June 30, 2010 was $1.49.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2009.  For the options granted in 2010, the Company used the following weighted-average assumptions:

2010
Expected stock price volatility	45%
Risk free interest rate	2.40%
Expected dividend yield	4.14%
Expected forfeitures	1.50%
Expected life of options	4.7 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the 1990 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2008	1,123,308	$7.76 - $14.40	$10.75	3.90	$816
Granted	—	—	—
Exercised	—	—	—
Expired	(260,000)	$12.055	$12.055
Forfeited	—	—	—
Shares under option at June 30, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—
Granted	390,000	$3.90 - $6.905	$6.39
Exercised	—
Expired	—
Forfeited	(94,000)	$6.275 - $13.09	$9.16
Shares under option at June 30, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$—

Exercisable as of June 30, 2009	532,808	$7.76 - $14.40	$10.72
Exercisable as of June 30, 2010	627,308	$7.76 - $14.40	$10.72

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$349,599	$440,137

Total options of 390,000 were granted during the year ended June 30, 2010 at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $6.39.  No options were granted during the year ended June 30, 2009.

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

The fair value of the written put option at both June 30, 2010 and 2009 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.

The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2010, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2010.  The Company repurchased 7,996 shares for $43,620 in 2009.  No shares were repurchased in 2010.

8.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax benefit in 2010 and 2009 consists of the following:

Year Ended June 30,	2010	2009
Current:
Federal	$(5,848,321)	$2,251,167
State	10,975	428,713
Deferred	4,024,929	(2,755,314)
	$(1,812,417)	$(75,434)

The 2010 and 2009 tax benefit results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2010	2009
Federal income tax benefit at statutory rate	$(1,830,778)	$(113,081)
State income taxes, net of federal tax benefit	(56,783)	(14,716)
Increase in valuation allowance	109,683	123,159
Research and development tax credits	(14,550)	(126,848)
Other	(19,989)	56,052
Total income tax benefit	$(1,812,417)	$(75,434)

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2010	2009
Deferred Income Tax Assets:
Deferred compensation	$648,409	$570,259
Stock-based compensation	698,891	588,785
Accrued expenses and reserves	1,395,982	1,630,520
Package design and trademarks	81,000	100,609
Unauthorized transactions	2,220,000	6,392,045
Federal and state net operating loss carryforwards	528,622	28,736
Valuation allowance	(1,027,204)	(917,521)
	4,545,700	8,393,433
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(219,600)	(264,968)
Capitalized research and development costs	(653,325)	(416,603)
Other	(925)	(15,083)
Net deferred income tax asset	$3,671,850	$7,696,779

As of June 30, 2010, the Company had unused net operating loss carryforwards of approximately $8,700,000 to offset against future state taxable income.  The state net operating loss carryforwards expire at various dates beginning in 2011 and continuing through 2025.

Deferred income tax assets as presented on the consolidated balance sheets:

	2010	2009
Current deferred income tax assets	$1,144,086	$1,385,497
Noncurrent deferred income tax assets	2,527,764	6,311,282
Net deferred income tax assets	$3,671,850	$7,696,779

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

Accounting Standards Codification (“ASC”) Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2010.  As part of the unauthorized transactions, the Company has accrued interest of $660,989 and $354,644 at June 30, 2010 and 2009, respectively.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2010 and 2009.  The Company records interest related to unrecognized tax benefits in interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Unrecognized tax benefits at beginning of year	$300,000	$300,000
Gross decreases — tax positions in prior years	—	—
Unrecognized tax benefits at end of year	$300,000	$300,000

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction.  The Company’s federal tax returns through tax year June 30, 2006 are settled and the income tax returns for tax years beginning July 1, 2006 are open.  Most state jurisdictions have tax returns open for tax years beginning July 1, 2005.  There is an open examination by the Wisconsin Department of Revenue for the period July 1, 2005 through June 30, 2009.

The following are the changes in the valuation allowance:

	Balance,	Increase in	Release of
Year Ended June 30,	Beginning of Year	Valuation Allowance	Valuation Allowance	Balance at End Year
2010	$(917,521)	(109,683)	—	$(1,027,204)
2009	$(794,362)	(123,159)	—	$(917,521)

9.             ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2010	2009
Cooperative advertising and promotion allowances	$677,844	$401,483
Accrued returns	407,576	364,773
Product warranty obligations	339,150	362,000
Interest	660,989	354,644
Payroll taxes and other employee benefits	167,171	208,180
Legal and professional fees	2,009,656	135,739
Other	252,338	263,235
	$4,514,724	$2,090,054

10.          ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2010	2009
Accounts receivable	$72,439	$3,264,731
Inventories	251,510	(276,500)
Income taxes receivable	(928,550)	—
Prepaid expenses	(103,321)	47,818
Income taxes payable	(4,404,382)	1,480,076
Accounts payable	1,671,877	(73,387)
Accrued liabilities	2,424,670	(580,635)
Other liabilities	(46,700)	—
Net change	$(1,062,457)	$3,862,103

Net cash (refunded) paid during the year for:
Income taxes	$(678,512)	$1,190,000
Interest	$122,793	$—

11.          PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The Company’s products carry a lifetime warranty.  The Company also records a liability for specific warranty matters when they become known and are reasonably estimated.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.  Changes to the product warranty obligations for the years ended June 30, 2010 and 2009 are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Warranty Expenses Incurred	Balance at End Year
2010	$1,087,000	325,226	(394,776)	$1,017,450
2009	$1,112,000	324,695	(349,695)	$1,087,000

The warranty obligation is recorded as a current and long-term liability.

12.          EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such cash contributions approximated $5,000 and $30,000 during 2010 and 2009, respectively.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2010 and 2009, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were $323,540 and $312,822 during 2010 and 2009, respectively.

13.          DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $494,755 and $421,469 recorded as of June 30, 2010 and 2009, respectively.  Deferred compensation expense of $73,286 and $66,808 was recognized under this arrangement in 2010 and 2009, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,257,704 and $1,119,771 recorded as of June 30, 2010 and 2009, respectively.  Deferred compensation expense of $137,933 and $147,734 was recognized under this arrangement in 2010 and 2009, respectively.

The Company uses life insurance policies to cover its deferred compensation agreements.

14.          FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $20,416,375 during 2010 and $17,495,075 during 2009.

The Company’s sales by region are as follows:

	2010	2009
U.S.	$20,182,347	$24,222,039
Europe	17,710,672	15,744,430
All other countries	2,705,703	1,750,645
Net sales	$40,598,722	$41,717,114

Sales during 2010 and 2009 to the Company’s five largest customers, which are generally large national retailers or foreign distributors, represented approximately 52% and 54% of the Company’s net sales, respectively.  Included in these percentages, sales to a single U.S. customer represented approximately 17% and 22%, of the Company’s net sales during 2010 and 2009, respectively.  Net sales to a single Scandinavian distributor represented approximately 25% and 17%, of the Company’s total sales during 2010 and 2009, respectively.

Included in accounts receivable as of June 30, 2010 and 2009 was 50% and 49%, respectively, due from the Company’s five largest customers.

15.          COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2010 and 2009.

In July 2010, the Company entered into agreements totaling approximately $1,578,000 for software and new product development.  The term of these commitments is less than one year.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: September 20, 2010
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	Dated: September 20, 2010
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 20, 2010.

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

14	Koss Corporation Code of Ethics. *

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

*	Filed herewith
**	Furnished herewith