Form 10-K/A
period 2010-06-30
KOSS CORP
filed 2010-10-12
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 1 TO

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.005 par value	The Nasdaq Stock Market LLC

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

Explanatory Note

The purpose of this Amendment No. 1 to Form 10-K/A is to supplement and clarify the Company’s disclosures in Item 9A. Controls and Procedures.  Other than the revisions to Item 9A. Controls and Procedures and the filing of the Exhibits attached hereto, no other changes have been made to this Annual Report on Form 10-K.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  As discussed in “Changes in Internal Controls” below, the Company recently implemented remedial measures in response to the previously disclosed unauthorized transactions. Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were not effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal controls and operating procedures were circumvented during the fiscal year and the circumvention was concealed from management as previously described in the Form 10-K/A for June 30, 2009.  The Company has already implemented the internal control improvements described in Changes in Internal Controls below, and the Company is planning to implement a new computer system towards the end of fiscal year 2011 that will further enhance the segregation of duties within information technology.  Based on the criteria set forth by COSO in “Internal Control-Integrated Framework,” although the Company’s management believes that these enhancements and remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s internal controls over financial reporting as of June 30, 2010 were not effective.

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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference.

21	List of Subsidiaries of Koss Corporation.*

23	Consent of Baker Tilly Virchow Krause, LLP. Filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: October 12, 2010
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	Dated: October 12, 2010
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 12, 2010.

/s/ John C. Koss	/s/ Michael J. Koss
John C. Koss, Director	Michael J. Koss, Director

/s/ Lawrence S. Mattson	/s/ John J. Stollenwerk
Lawrence S. Mattson, Director	John J. Stollenwerk, Director

/s/ Thomas L. Doerr	/s/ Theodore H. Nixon
Thomas L. Doerr, Director	Theodore H. Nixon, Director