Form 10-Q
period 2010-09-30
KOSS CORP
filed 2010-11-01
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

At October 25, 2010, there were 7,382,706 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q

September 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2010	2009

Net sales	$10,032,134	$11,614,645
Cost of goods sold	5,670,525	5,964,673
Gross profit	4,361,609	5,649,972

Operating Expenses:
Selling, general and administrative expenses	3,104,664	2,739,298
Unauthorized transactions	—	5,324,164
Unauthorized transaction related costs and recoveries, net	266,284	—
Total Operating Expenses	3,370,948	8,063,462

Income (loss) from operations	990,661	(2,413,490)

Other Income (Expense):
Interest income	20	3
Interest expense	(104,660)	(58,978)
Total Other Expense, net	(104,640)	(58,975)

Income (loss) before income tax provision (benefit)	886,021	(2,472,465)

Income tax provision (benefit)	323,162	(878,715)

Net income (loss)	$562,859	$(1,593,750)

Earnings (loss) per common share:
Basic	$0.08	$(0.22)
Diluted	$0.08	$(0.22)

Dividends declared per common share	$0.060	$0.065

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$165,019	$125,496
Accounts receivable, less allowance for doubtful accounts of $832,610 and $757,535, respectively	5,236,198	4,213,327
Inventories	9,134,713	8,457,325
Prepaid expenses	497,831	254,658
Income taxes receivable	249,962	928,550
Deferred income taxes	1,231,395	1,144,086
Total Current Assets	16,515,118	15,123,442

Equipment and leasehold improvements, net	2,370,094	2,392,772

Other Assets:
Product software development costs	2,655,047	2,366,828
Deferred income taxes	2,376,913	2,527,764
Cash surrender value of life insurance	3,684,945	3,339,485
Total Other Assets	8,716,905	8,234,077

Total Assets	$27,602,117	$25,750,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,383,736	$4,794,598
Accrued liabilities	3,165,300	4,514,724
Dividends payable	442,962	442,962
Total Current Liabilities	8,991,998	9,752,284

Long-Term Liabilities:
Line of credit	3,575,000	1,250,000
Deferred compensation	1,808,924	1,752,459
Derivative liability	125,000	125,000
Other liabilities	678,300	678,300
Total Long-Term Liabilities	6,187,224	3,805,759

Total Liabilities	15,179,222	13,558,043

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,602,846	1,492,096
Retained earnings	10,783,135	10,663,238
Total Stockholders’ Equity	12,422,895	12,192,248

Total Liabilities and Stockholders’ Equity	$27,602,117	$25,750,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended September 30,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$562,859	$(1,593,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	73,397	241,112
Loss on disposals of equipment and leasehold improvements	—	961
Depreciation of equipment and leasehold improvements	158,144	172,088
Stock-based compensation expense	110,750	112,190
Change in deferred income taxes	63,542	(1,908,455)
Change in cash surrender value of life insurance	3,043	71,180
Deferred compensation	56,465	52,805
Net changes in operating assets and liabilities (Note 9)	(2,098,527)	(715,164)
Net cash used in operating activities	(1,070,327)	(3,567,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	25,000
Life insurance premiums paid	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(135,466)	(355,818)
Product software development expenditures	(288,219)	(140,936)
Net cash used in investing activities	(772,188)	(820,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	2,325,000	2,750,000
Net increase in outstanding checks in excess of funds on deposit	—	621,393
Dividends paid to stockholders	(442,962)	(479,876)
Net cash provided by financing activities	1,882,038	2,891,517

Net increase (decrease) in cash and cash equivalents	39,523	(1,495,773)
Cash and cash equivalents at beginning of period	125,496	1,498,876
Cash and cash equivalents at end of period	$165,019	$3,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended September 30, 2010 and for all periods presented have been made. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s June 30, 2010 Annual Report on Form 10-K and the Amendment No. 1 to the Annual Report on Form 10-K/A.

2.             UNAUTHORIZED TRANSACTIONS

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009. The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009. In the three months ended September 30, 2009, the unauthorized transactions were $5,324,164.

The unauthorized transactions line in the Condensed Consolidated Statements of Operations represents the total of identified unauthorized transactions in the period presented.

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Operations is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 12). The recoveries represent amounts received under the Company’s insurance and other miscellaneous credits related to the unauthorized transactions. For the three months ended September 30, 2010, these costs and recoveries were as follows:

Legal fees	$612,544
Professional fees	16,877
Total costs	629,421

Insurance recoveries	(363,137)

Unauthorized transaction related costs and recoveries, net	$266,284

3.                                       EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted-average number of common shares outstanding. There were 7,382,706 weighted-average number of common shares outstanding for both of the three months ending September 30, 2010 and 2009. When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method. For the three months ended September 30, 2010, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted earnings per share because the exercise price was higher than the average market price for the quarter. For the three months ended September 30, 2009 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted loss per share. Shares under option of 1,203,308 were excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2009 as they would be anti-dilutive due to the Company’s net loss for the quarter.

4.                                       INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (state) and various other state jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2010 for Federal and fiscal 2006 through 2010 for most state jurisdictions. There is an open examination by the Wisconsin Department of Revenue for the period July 1, 2005 through June 30, 2009.

The total liability for unrecognized tax benefits was $300,000 as of September 30, 2010 and June 30, 2010. The liability does not include an amount for accrued penalties. The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognizes interest related to unrecognized tax benefits as interest expense. As part of the unauthorized transactions, the Company has accrued interest of $739,703 and $657,546 at September 30, 2010 and June 30, 2010, respectively. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no change in the amount of unrecognized tax benefits during the three months ended September 30, 2010.

5.             INVENTORIES

The classification of inventories is as follows:

	September 30, 2010	June 30, 2010
Raw materials	$2,882,541	$2,407,715
Finished goods	6,252,172	6,049,610
	$9,134,713	$8,457,325

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

The fair value of the option at September 30, 2010 and June 30, 2010 was $125,000. The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate. The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest. The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.             DIVIDENDS DECLARED

On August 19, 2010, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on September 30, 2010 to be paid October 15, 2010. Such dividend payable has been recorded at September 30, 2010.

8.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”). The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence. Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan. On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders. In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders. In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders. As of September 30, 2010, there are 170,506 options available for future grants. Options vest over a four or five year period, with a maximum term of five to ten years.

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

A summary of stock option activity under the plan for the three months ended September 30, 2010 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options
Shares under option at June 30, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$—
Granted	385,000	$5.24 - $5.76	$5.40
Exercised	—	—	—
Expired	(70,000)	$9.56	$9.56
Forfeited	—	—	—
Shares under option at September 30, 2010	1,474,308	$3.90 - $14.40	$8.17	4.36	$—

Exercisable as of June 30, 2010	627,308	$7.76 - $14.40	$10.72
Exercisable as of September 30, 2010	640,308	$6.275 - $14.40	$10.36

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$132,817	$45,772

9.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the three months ended:

	September 30,	September 30,
	2010	2009

Accounts receivable	$(1,096,268)	$(2,732,950)
Inventories	(677,388)	(325,875)
Prepaid expenses and other assets	(243,173)	(287,946)
Income taxes	678,588	779,741
Accounts payable	589,138	1,804,690
Accrued liabilities	(1,349,424)	47,176
Net change	$(2,098,527)	$(715,164)

Net cash (refunded) paid during the three months for:
Income taxes	$(418,968)	$250,000
Interest	$19,260	$—

10.                                 CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit facility for up to a maximum of $10,000,000 up to and including January 29, 2010. On October 9, 2009 the credit facility was extended to December 31, 2010. The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility. The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes. Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The weighted-average interest rate for the three months ended September 30, 2009 was 3.25% on $2,750,000 of outstanding borrowings. The credit facility included certain financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios. The Company used its credit facility from time to time, although there was no utilization of this credit facility at June 30, 2009. The Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens,

fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At September 30, 2010 and June 30, 2010, the outstanding balance on this credit facility was $3,575,000 and $1,250,000, respectively.  The applicable interest rates at September 30, 2010 were 2.76% on $3,500,000 of outstanding balance and 3.75% on $75,000 of outstanding balance.  The weighted average interest rate in effect in the borrowings outstanding as of September 30, 2010 and June 30, 2010 was 2.78% and 3.02%, respectively.

11.           STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three month periods ended:

	September 30,	September 30,
	2010	2009

Net income (loss)	$562,859	$(1,593,750)
Dividends declared	(442,962)	(479,876)
Stock-based compensation expense	110,750	112,190
	$230,647	$(1,961,436)

12.           LEGAL MATTERS

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

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial. An amended complaint was filed on September 10, 2010 adding Grant Thornton LLP as a defendant. See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Unauthorized Transactions — In December 2009, the Company learned of significant unauthorized transactions which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  In the three months ended September 30, 2009, the unauthorized transactions were $5,324,164.

Operations — Net sales for the three months ended September 30 declined to $10,032,134 in 2010 compared with $11,614,645 in 2009.  This $1,582,511 decrease in net sales was primarily driven by lower sales in the export market.  Including the unauthorized transaction and unauthorized transaction related costs and recoveries, net as expenses, the Company had income from operations of $990,661 for the three months ended September 30, 2010, compared to a loss from operations of $2,413,490 for the three months ended September 30, 2009.  The increased income from operations was primarily driven by the there not being any unauthorized transactions during the three months ended September 30, 2010 compared to $5,324,164 for the three months ended September 30, 2009.  The reduction in unauthorized transactions was partially offset by lower sales and a decrease in the gross profit percentage, which was 43.5% for the three months ended September 30, 2010 compared to 48.6% for the same period last year.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,256,945 in 2010 or 12.5% of net sales for the three months ended September 30, 2010 compared to $2,910,674 or 25.1% of net sales for the three months ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Sales and Gross Profit

Net sales for the three months ended September 30, 2010 totaled $10,032,134, compared with $11,614,645 in the three months ended September 30, 2009.  This $1,582,511 decrease in net sales was driven by lower sales to distributors importing products into Europe and Scandinavia.

Gross profit in the three months ended September 30, 2010 was $4,361,609 or 43.5% of net sales compared to $5,649,972 or 48.6% of net sales in the three months ended September 30, 2009.  The decreased gross margin percentage was due to higher freight costs for importation of products, the unfavorable impact of the absorption of overhead on the lower sales volume and lower sales of one of the most profitable products.  Freight is higher as a percentage of sales due to higher shipping costs and a lower value of purchased product per shipment.  Overhead costs were higher on lower sales volume.  The primary increase in costs was due to spending approximately $66,000 on prototypes and engineering tests for products expected to be introduced later in fiscal 2011.  Sales of a very profitable product mix to foreign distributors were approximately $1,200,000 lower in the three months ended September 30, 2010 than they were in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $3,104,664, as compared to $2,739,298 for the three months ended September 30, 2009.   The increase in selling, general and administrative expenses was the result of increased legal and professional fees for general corporate initiatives, including patent filings and defense.  These increased costs were partially offset by lower provisions for doubtful accounts.

Unauthorized Transactions

In the three months ended September 30, 2010, the Company incurred a net cost of $266,284 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net cost for the three months ended September 30, 2010 were $363,137 of insurance recoveries.

In the three months ended September 30, 2009, the unauthorized transactions totaled $5,324,164.

Operating Income

In the three months ended September 30, 2010, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $990,661 compared to an operating loss, including the unauthorized transactions as expense, of $2,413,490 in the three months ended September 30, 2009.  The increase in operating income was primarily the result of no unauthorized transactions.  The elimination of unauthorized transactions was partially offset by the lower gross profit percentage and lower volume.   Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,256,945 in the three months ended September 30, 2010 or 12.5% of net sales compared to $2,910,674 or 25.1% of net sales in the three months ended September 30, 2009.

Provision for Income Taxes

Income tax provision for the three months ended September 30, 2010 was $323,162 as compared to a benefit of $878,715 in the three months ended September 30, 2009.  The effective income tax rate was 36.5% and 35.5% for the three months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Operating Activities

During the three months ended September 30, 2010, cash used in operations was $1,070,327, as compared to $3,567,033 used in the three months ended September 30, 2009.  Working capital was $7,523,120 at September 30, 2010 and $5,371,158 at June 30, 2010.  The net increase in working capital of $2,151,962 from June 30, 2010 primarily represents the increase in accounts receivable and inventory.  The accounts receivable increased because of the increase in sales in the three months ended September 30, 2010 compared to the three months ended June 30, 2010.  These were partially offset by a decrease in accounts payable and accrued liabilities because of the efforts to get more current with the Company’s primary vendors. As of September 30, 2010 the Company had open commitments of approximately $1,065,000 for software and new product development.

Investing Activities

Cash used in investing activities for the three months ended September 30, 2010 was $772,188 as compared to $820,257 used in investing activities for the three months ended September 30, 2009.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and capital expenditures, which mainly consisted of product software development costs and tooling to support production.

Financing Activities

Net cash provided by financing activities was $1,882,038 in the three months ended September 30, 2010 and $2,891,517 in the three months ended September 30, 2009.  In the three months ended September 30, 2010, the Company received $2,325,000 from borrowing on its line of credit offset by a $442,962 dividend payment.  In the three months ended September 30, 2009, there was borrowing of $2,750,000 on the line of credit offset a dividend payment of $479,876. The Company intends to continue its regular quarterly dividends for the foreseeable future.

In the quarters ended September 30, 2010 and 2009, there were no purchases of common stock and no stock options were exercised.

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

Credit Facilities

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $3,575,000 as of September 30, 2010.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K/A for the period ended June 30, 2010, the Company recently implemented remedial measures in response to the previously disclosed unauthorized transactions. Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were not effective.  Management believes that the required testing and confirmation process will be completed by the time the Form 10-Q is filed for the quarter ended March 31, 2011.

Changes in Internal Controls over Financial Reporting.

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

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

As of September 30, 2010, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 12 to the Condensed Consolidated financial statements included herein and in the Form 10-K for the period ended June 30, 2010, which description is incorporated herein by reference.

Item 1A.                                                  Risk Factors

Not applicable.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2010, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2010)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

July 1 – September 30	—	$0.00	—	$2,139,753

(1)   In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2010.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           (Removed and Reserved)

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

See Exhibit Index attached hereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: November 1, 2010
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: November 1, 2010
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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

*	Filed herewith
**	Furnished herewith