Form 10-Q
period 2010-12-31
KOSS CORP
filed 2011-01-28
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2010

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

At January 21, 2011, there were 7,382,706 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q

December 31, 2010

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Net sales	$12,800,806	$12,216,054	$22,832,940	$23,830,699
Cost of goods sold	7,589,843	7,272,639	13,260,368	13,237,312
Gross profit	5,210,963	4,943,415	9,572,572	10,593,387

Operating Expenses:
Selling, general and administrative expense	2,588,765	2,491,634	5,693,429	5,230,932
Unauthorized transactions	—	4,962,824	—	10,286,988
Unauthorized transaction related costs and recoveries, net	204,900	240,000	471,184	240,000
Total Operating Expenses	2,793,665	7,694,458	6,164,613	15,757,920

Income (loss) from operations	2,417,298	(2,751,043)	3,407,959	(5,164,533)

Other Income (Expense)
Interest income	4	10	24	13
Interest expense	(107,348)	(118,997)	(212,008)	(177,975)
Total Other Expense, net	(107,344)	(118,987)	(211,984)	(177,962)

Income (loss) before income tax provision (benefit)	2,309,954	(2,870,030)	3,195,975	(5,342,495)

Income tax provision (benefit)	927,841	(1,021,838)	1,251,003	(1,900,553)

Net income (loss)	$1,382,113	$(1,848,192)	$1,944,972	$(3,441,942)

Earnings (loss) per common share:
Basic	$0.18	$(0.25)	$0.26	$(0.47)
Diluted	$0.18	$(0.25)	$0.26	$(0.47)

Dividends per common share	$0.06	$0.06	$0.120	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$214,340	$125,496
Accounts receivable, less allowance for doubtful accounts of $630,440 and $757,535, respectively	4,955,643	4,213,327
Inventories	9,027,900	8,457,325
Prepaid expenses	388,832	254,658
Income taxes receivable	—	928,550
Deferred income taxes	1,167,887	1,144,086
Total Current Assets	15,754,602	15,123,442

Equipment and leasehold improvements, net	2,432,931	2,392,772

Other Assets:
Product software development costs	2,846,138	2,366,828
Deferred income taxes	2,252,776	2,527,764
Cash surrender value of life insurance	3,681,062	3,339,485
Total Other Assets	8,779,976	8,234,077

Total Assets	$26,967,509	$25,750,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,394,878	$4,794,598
Accrued liabilities	2,997,953	4,514,724
Income taxes payable	490,233	—
Dividends payable	442,962	442,962
Total Current Liabilities	8,326,026	9,752,284

Long-Term Liabilities:
Line of credit	2,500,000	1,250,000
Deferred compensation	1,865,388	1,752,459
Derivative liability	125,000	125,000
Other liabilities	678,300	678,300
Total Long-Term Liabilities	5,168,688	3,805,759

Total Liabilities	13,494,714	13,558,043

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,713,595	1,492,096
Retained earnings	11,722,286	10,663,238
Total Stockholders’ Equity	13,472,795	12,192,248

Total Liabilities and Stockholders’ Equity	$26,967,509	$25,750,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended December 31,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,944,972	$(3,441,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	10,459	490,046
Loss on disposals of equipment and leasehold improvements	40,000	2,007
Depreciation of equipment and leasehold improvements	317,073	346,561
Stock-based compensation expense	221,499	224,380
Provision for deferred income taxes	251,187	2,258,839
Change in cash surrender value of life insurance	6,926	11,620
Deferred compensation	112,929	105,610
Net changes in operating assets and liabilities (Note 9)	(1,955,232)	(4,599,237)
Net cash provided by (used in) operating activities	949,813	(4,602,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	25,000
Life insurance premiums paid	(348,503)	(348,503)
Purchase of equipment and leasehold improvements	(397,232)	(425,763)
Product software development expenditures	(479,310)	(305,435)
Net cash used in investing activities	(1,225,045)	(1,054,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	1,250,000	5,863,349
Dividends paid to stockholders	(885,924)	(959,752)
Net cash provided by financing activities	364,076	4,903,597

Net increase (decrease) in cash and cash equivalents	88,844	(753,220)
Cash and cash equivalents at beginning of period	125,496	1,498,876
Cash and cash equivalents at end of period	$214,340	$745,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2010 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The results of operations for the quarter ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

2.           UNAUTHORIZED TRANSACTIONS

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  In the three and six months ended December 31, 2009, the unauthorized transactions were $4,962,824 and $10,286,988, respectively.

The unauthorized transactions line in the Condensed Consolidated Statements of Operations represents the total of identified unauthorized transactions in the periods presented.

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Operations is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 12).  The recoveries represent amounts received under the Company’s insurance and other miscellaneous credits related to the unauthorized transactions. For the three and six months ended December 31, 2009 and 2010, these costs and recoveries were as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Legal fees	$755,044	$100,000	$1,367,588	$100,000
Professional fees	25,681	140,000	42,558	140,000
Total costs	780,725	240,000	1,410,146	240,000

Insurance recoveries	(575,825)	—	(938,962)	—

Unauthorized transaction related costs and recoveries, net	$204,900	$240,000	$471,184	$240,000

3.           EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted-average number of common shares outstanding.  There were 7,382,706 weighted-average common shares outstanding for the three and the six month periods ended December 31, 2010 and 2009.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.

For the three and the six months ended December 31, 2010 and 2009, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted earnings (loss) per share.  Shares under option of 1,474,308 and 1,203,308 were excluded from diluted weighted-average common shares outstanding for the three and the six months ended December 31, 2010 and 2009, respectively, as they would be anti-dilutive.

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

The total liability for unrecognized tax benefits was $300,000 as of December 31, 2010 and June 30, 2010.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  As part of the unauthorized transactions, the Company has accrued interest of $821,861 and $660,989 at December 31, 2010 and June 30, 2010, respectively.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the six months ended December 31, 2010.

5.             INVENTORIES

The classification of inventories is as follows:

	December 31, 2010	June 30, 2010
Raw materials	$2,714,072	$2,407,715
Finished goods	6,313,828	6,049,610
	$9,027,900	$8,457,325

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

The fair value of the option at December 31, 2010 and June 30, 2010 was $125,000.  The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.             DIVIDENDS DECLARED

On December 15, 2010, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on December 31, 2010 to be paid January 14, 2011.  Such dividend payable has been recorded at December 31, 2010.

8.                                         STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of December 31, 2010, there are 188,963 options available for future grants.  Options vest over a four or five year period, with a maximum term of five to ten years.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.  The total fair value of options granted during the six months ended December 31, 2010 and 2009 was $582,832 and $538,494, respectively.

A summary of stock option activity under the plan for the six months ended December 31, 2010 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options
Shares under option at June 30, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$72,000
Granted	385,000	$5.24 - $5.76	$5.40
Exercised	—	—	—
Expired	(70,000)	$9.56	$9.56
Forfeited	—	—	—
Shares under option at December 31, 2010	1,474,308	$3.90 - $14.40	$8.17	4.11	$55,000

Exercisable as of June 30, 2010	627,308	$7.76 - $14.40	$10.72
Exercisable as of December 31, 2010	640,308	$6.275 - $14.40	$10.36

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the six months ended December 31, 2010 and 2009 is as follows:

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$132,817	$45,772

9.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the six months ended:

	December 31, 2010	December 31, 2009

Accounts receivable	$(752,775)	$(2,706,211)
Inventories	(570,575)	(1,657,931)
Prepaid expenses and other assets	(134,174)	(137,661)
Income taxes	1,418,783	(4,634,391)
Accounts payable	(399,720)	4,104,520
Accrued liabilities	(1,516,771)	432,437
Net change	$(1,955,232)	$(4,599,237)

Net cash (refunded) paid during the six months for:
Income taxes	$(418,968)	$475,000
Interest	$48,585	$36,894

10.          CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit facility for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009 the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.  The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The weighted-average interest rate for the six months ended December 31, 2009 was 3.25% on $5,863,349 of outstanding borrowings.  The credit facility included certain financial covenants that required the Company to maintain a minimum tangible net worth, liabilities to tangible net worth ratios and interest coverage ratios.  The Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At December 31, 2010 and June 30, 2010, the outstanding balance on this credit facility was $2,500,000 and $1,250,000, respectively.  The applicable interest rates at December 31, 2010 were 2.26% on $2,000,000 of outstanding balance and 3.25% on $500,000 of outstanding balance.  The applicable interest rates at June 30, 2010 were 2.84% on $1,000,000 of outstanding balance and 3.75% on $250,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of December 31, 2010 and June 30, 2010 were 2.46% and 3.02%, respectively.

11.          STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the six month periods ended:

	December 31,	December 31,
	2010	2009

Net income (loss)	$1,944,972	$(3,441,942)
Dividends declared	(885,924)	(922,838)
Stock-based compensation expense	221,499	224,380
	$1,280,547	$(4,140,400)

12.          LEGAL MATTERS

Since learning of the unauthorized transactions by the Company’s former Vice President of Finance, Sujata Sachdeva in December 2009, the Company has been named in the matters described below.  The Company has also initiated certain actions against third parties, which are also described below, and may bring additional claims against other third parties.

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

•                      On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions.

•                      On December 17, 2010, the Company filed an action against Bank of America Corp., Bank of America Capital Corp., Bana Holding Corp., and Harris Bankcorp, Inc. in Circuit Court of Cook County, Illinois alleging claims of breach of fiduciary obligations and negligence relating to the unauthorized transactions.

The ultimate resolution of these matters is not determinable.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company expects to receive additional recoveries from the sale of approximately 25,000 items that law enforcement seized from Ms. Sachdeva.  The Company expects that the auction of these items will occur later this fiscal year.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Unauthorized Transactions — In December 2009, the Company learned of significant unauthorized transactions which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.  In the three months ended December 31, 2009, the unauthorized transactions were $4,962,824.

Operations — Net sales for the three months ended December 31 increased to $12,800,806 in 2010 compared with $12,216,054 in 2009.  This $584,752 increase in net sales was primarily driven by higher sales in the export market.  Including the unauthorized transactions and unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $2,417,298 for the three months ended December 31, 2010, compared to a loss from operations of $2,751,043 for the three months ended December 31, 2009.  The increased income from operations was primarily driven by the absence of unauthorized transactions during the three months ended December 31, 2010 compared to $4,962,824 for the three months ended December 31, 2009.  In addition to the reduction in unauthorized transactions, the net sales increased and the gross profit percentage increased to 40.7% for the three months ended December 31, 2010 compared to 40.5% for the same period last year.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $2,622,198 or 20.5% of net sales for the three months ended December 31, 2010 compared to $2,451,781 or 20.1% of net sales for the three months ended December 31, 2009.

Results of Operations

Three Months Ended December 31, 2010 to Three Months Ended December 31, 2009

Net Sales and Gross Profit

Net sales for the three months ended December 31, 2010 totaled $12,800,806, compared with $12,216,054 in the three months ended December 31, 2009.  This $584,752 or 4.8% increase in net sales was driven by higher sales to distributors importing products into Europe and Scandinavia.

Gross profit in the three months ended December 31, 2010 was $5,210,963 or 40.7% of net sales compared to $4,943,415 or 40.5% of net sales in the three months ended December 31, 2009.  The increased gross margin percentage was due to lower overhead costs and lower material costs as a percentage of net sales.  These favorable impacts were partially offset by higher freight costs for importation of products.  Overhead costs were lower on higher sales volume.  The primary decreases in costs were due to reduced salaries and reduced fringe benefit expenses.  Material costs as a percentage of net sales were lower due to increased volume of certain higher margin products.  Freight is higher as a percentage of net sales due to higher shipping costs and a lower value of purchased product per shipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2010 were $2,588,765, as compared to $2,491,634 for the three months ended December 31, 2009.   The increase in selling, general and administrative expenses was the result of increased profit-based compensation and legal and professional fees for general corporate initiatives, including patent filings and defense.  These increased costs were partially offset by lower provisions for doubtful accounts resulting from improved collection efforts and fewer past due accounts.

Unauthorized Transactions

In the three months ended December 31, 2010, the Company incurred a net cost of $204,900 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net cost for the three months ended December 31, 2010 was $575,825 of insurance recoveries.  In the three months ended December 31, 2009, the Company incurred a net cost of $240,000 for legal and professional fees to investigate the unauthorized transactions.

In the three months ended December 31, 2009, the unauthorized transactions totaled $4,962,824.

Operating Income

In the three months ended December 31, 2010, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $2,417,298 compared to an operating loss, including the unauthorized transactions as expense, of $2,751,043 in the three months ended December 31, 2009.  The increase in operating income was primarily the result of the absence of unauthorized transactions.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $2,622,198 in the three months ended December 31, 2010 or 20.5% of net sales, compared to $2,451,781 or 20.1% of net sales in the three months ended December 31, 2009.

Provision for Income Taxes

Income tax provision for the three months ended December 31, 2010 was $927,841 as compared to a benefit of $1,021,838 in the three months ended December 31, 2009.  The effective income tax rate was 40.2% and 35.6% for the three months ended December 31, 2010 and 2009, respectively.   The effective tax rate was higher in the three months ended December 31, 2010 due to the impact of state taxes partially offset by the impact of tax credits for research and development.

Six Months Ended December 31, 2010 to Six Months Ended December 31, 2009

Net Sales and Gross Profit

Net sales for the six months ended December 31, 2010 totaled $22,832,940, compared with $23,830,699 in the six months ended December 31, 2009.  This $997,759 decrease in net sales was driven by the loss of a large customer in the quarter ended December 31, 2009 and lower sales to distributors importing products into Europe and Scandinavia.  Sales to new customers partially offset these negative impacts.

Gross profit in the six months ended December 31, 2010 was $9,572,572 or 41.9% of net sales compared to $10,593,387 or 44.5% of net sales in the six months ended December 31, 2009.  The decreased gross margin percentage was due to higher freight costs for importation of products and the impact on gross margin of decreased sales of one of the most profitable products.  Freight is higher as a percentage of net sales due to higher shipping costs and a lower value of purchased product per shipment.  Although sales of a higher margin product increased in the three months ended December 31, 2010, the product mix to foreign distributors was unfavorable to last year for the six months ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2010 were $5,693,429, as compared to $5,230,932 for the six months ended December 31, 2009.   The increase in selling, general and administrative expenses was the result of increased legal and professional fees for general corporate initiatives, including patent filings and defense.  These increased costs were partially offset by lower provisions for doubtful accounts.

Unauthorized Transactions

In the six months ended December 31, 2010, the Company incurred a net cost of $471,184 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net cost for the six months ended December 31, 2010 was $938,962 of insurance recoveries.  In the six months ended December 31, 2009, the Company incurred a net cost of $240,000 for legal and professional fees to investigate the unauthorized transactions.

In the six months ended December 31, 2009, the unauthorized transactions totaled $10,286,988.

Operating Income

In the six months ended December 31, 2010, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $3,407,959 compared to an operating loss, including the unauthorized transactions as expense, of $5,164,533 in the six months ended December 31, 2009.  The increase in operating income was primarily the result of the absence of unauthorized transactions.  The elimination of unauthorized transactions was partially offset by the lower gross profit percentage, lower volume, and legal fees.   Operating income, excluding the unauthorized transactions and related costs and recoveries, was $3,879,143 in the six months ended December 31, 2010 or 17.0% of net sales, compared to $5,362,455 or 22.5% of net sales in the six months ended December 31, 2009.

Provision for Income Taxes

Income tax provision for the six months ended December 31, 2010 was $1,251,003 as compared to a benefit of $1,900,553 in the six months ended December 31, 2009.  The effective income tax rate was 39.1% and 35.6% for the six months ended December 31, 2010 and 2009, respectively.  The effective tax rate was higher in the six months ended December 31, 2010 due to the impact of state taxes partially offset by the impact of tax credits for research and development.

Liquidity and Capital Resources

Operating Activities

During the six months ended December 31, 2010, cash provided by operations was $949,813, as compared to $4,602,116 used in the six months ended December 31, 2009.  Working capital was $7,428,576 at December 31, 2010 and $5,371,158 at June 30, 2010.  The net increase in working capital of $2,057,418 from June 30, 2010 primarily represents the increase in accounts receivable and inventory as well as decreases in accounts payable and accrued liabilities.  These increases to working capital were offset by increased income taxes payable.  Accounts receivable increased because of the increase in sales in the three months ended December 31, 2010 compared to the three months ended June 30, 2010.  The decreases in accounts payable and accrued liabilities were driven by the efforts to get more current with the Company’s primary vendors. The increase in income taxes payable results from the Company’s profitability in the current fiscal year.  As of December 31, 2010 the Company had open commitments of approximately $709,926 for software and new product development.

Investing Activities

Cash used in investing activities for the six months ended December 31, 2010 was $1,225,045 as compared to $1,054,701 used in investing activities for the six months ended December 31, 2009.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and capital expenditures, which mainly consisted of product software development costs and tooling to support production.

Financing Activities

Net cash provided by financing activities was $364,076 in the six months ended December 31, 2010 and $4,903,597 in the six months ended December 31, 2009.  In the six months ended December 31, 2010, the Company received $1,250,000 from borrowing on its line of credit offset by $885,924 of dividend payments.  In the six months ended December 31, 2009, there was borrowing of $5,863,349 on the line of credit offset by dividend payments of $959,752. The Company intends to continue to pay its regular quarterly dividends for the foreseeable future.

In the six months ended December 31, 2010 and 2009, there were no purchases of common stock and no stock options were exercised.

Liquidity

In addition to capital expenditures for tooling and completion of the software development, the Company has interest payments on its line of credit and planned normal quarterly dividend payments.  The Company believes that cash generated from operations, together with borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments.  The long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facilities

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance outstanding on this facility was $2,500,000 as of December 31, 2010.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K/A for the period ended June 30, 2010, the Company recently implemented remedial measures in response to the previously disclosed unauthorized transactions. Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  To this end, the Company has established a new internal audit function with the assistance of a third party internal audit service provider to assist the Company with this testing.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were not effective.  Management believes that the required testing and confirmation process will be completed by the end of this fiscal year.

Changes in Internal Controls over Financial Reporting.

The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Other than the establishment of a new internal audit function with the assistance of a third party internal audit expert to assist with the testing of the Company’s internal controls over financial reporting as described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

As of December 31, 2010, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 12 to the Condensed Consolidated financial statements included herein and in the Form 10-K for the period ended June 30, 2010, which description is incorporated herein by reference.

Item 1A.                                                  Risk Factors

Not applicable.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2010, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2010)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

October 1 — December 31	—	$0.00	—	$2,139,753

(1)   In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2010.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: January 28, 2011
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: January 28, 2011
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