Form 10-Q
period 2011-03-31
KOSS CORP
filed 2011-05-13
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

At April 29, 2011, there were 7,382,706 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q

March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Net sales	$8,419,663	$8,654,630	$31,252,603	$32,485,330
Cost of goods sold	5,026,193	5,376,392	18,286,561	18,613,704
Gross profit	3,393,470	3,278,238	12,966,042	13,871,626

Operating Expenses:
Selling, general and administrative expense	2,705,534	2,370,021	8,398,963	7,600,954
Unauthorized transactions	—	—	—	10,286,988
Unauthorized transaction related costs and recoveries, net	(376,544)	310,547	94,640	550,547
Total Operating Expenses	2,328,990	2,680,568	8,493,603	18,438,489

Income (loss) from operations	1,064,480	597,670	4,472,439	(4,566,863)

Other Income (Expense)
Interest income	13,192	22	13,216	35
Interest expense	(109,725)	(131,632)	(321,733)	(309,607)
Total Other Expense, net	(96,533)	(131,610)	(308,517)	(309,572)

Income (loss) before income tax provision (benefit)	967,947	466,060	4,163,922	(4,876,435)

Income tax provision (benefit)	326,985	172,893	1,577,988	(1,727,660)

Net income (loss)	$640,962	$293,167	$2,585,934	$(3,148,775)

Earnings (loss) per common share:
Basic	$0.09	$0.04	$0.35	$(0.43)
Diluted	$0.09	$0.04	$0.35	$(0.43)

Dividends per common share	$0.06	$0.06	$0.18	$0.185

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$132,869	$125,496
Accounts receivable, less allowance for doubtful accounts of $597,762 and $757,535, respectively	4,817,520	4,213,327
Inventories	9,676,043	8,457,325
Prepaid expenses	359,795	254,658
Income taxes receivable	—	928,550
Deferred income taxes	1,181,125	1,144,086
Total Current Assets	16,167,352	15,123,442

Equipment and leasehold improvements, net	2,697,335	2,392,772

Other Assets:
Product software development costs	3,036,280	2,366,828
Deferred income taxes	1,925,697	2,527,764
Cash surrender value of life insurance	3,745,738	3,339,485
Total Other Assets	8,707,715	8,234,077

Total Assets	$27,572,402	$25,750,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,571,628	$4,794,598
Accrued liabilities	2,957,447	4,514,724
Income taxes payable	490,233	—
Dividends payable	442,962	442,962
Total Current Liabilities	7,462,270	9,752,284

Long-Term Liabilities:
Line of credit	3,600,000	1,250,000
Deferred compensation	1,921,853	1,752,459
Derivative liability	125,000	125,000
Other liabilities	681,735	678,300
Total Long-Term Liabilities	6,328,588	3,805,759

Total Liabilities	13,790,858	13,558,043

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	1,824,345	1,492,096
Retained earnings	11,920,285	10,663,238
Total Stockholders’ Equity	13,781,544	12,192,248

Total Liabilities and Stockholders’ Equity	$27,572,402	$25,750,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended March 31,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,585,934	$(3,148,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recoveries of) doubtful accounts	(22,219)	452,882
Loss on disposals of equipment and leasehold improvements	87,820	2,007
Depreciation of equipment and leasehold improvements	450,278	502,651
Stock-based compensation expense	332,249	329,750
Provision for deferred income taxes	565,028	4,333,288
Change in cash surrender value of life insurance	(2,761)	4,095
Deferred compensation	169,394	158,414
Net changes in operating assets and liabilities (Note 9)	(3,263,858)	(5,612,214)
Net cash provided by (used in) operating activities	901,865	(2,977,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of investments	—	25,000
Life insurance premiums paid	(348,503)	(348,503)
Expenditures for equipment and leasehold improvements	(842,661)	(475,418)
Product software development expenditures	(669,452)	(488,431)
Net cash used in investing activities	(1,860,616)	(1,287,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facilities	2,350,000	5,863,349
Dividends paid to stockholders	(1,328,887)	(1,402,714)
Payment on insurance policy loan	(54,989)	—
Net cash provided by financing activities	966,124	4,460,635

Net increase in cash and cash equivalents	7,373	195,381
Cash and cash equivalents at beginning of period	125,496	1,498,876
Cash and cash equivalents at end of period	$132,869	$1,694,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2010 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Operations is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 12).  The insurance and other recoveries represent amounts received under the Company’s insurance and other settlements related to the unauthorized transactions. Included in the other recoveries for the three and nine months ended March 31, 2011 is a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company the excess portion of the bonus that he received relating to the restatement periods. For the three and nine months ended March 31, 2011 and 2010, these costs and recoveries were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Legal fees	$828,352	$398.790	$2,238,498	$498,790
Professional fees	—	1,380,478	—	1,520,478
Total costs	828,352	1,779,268	2,238,498	2,019,268

Insurance and other recoveries	(1,204,896)	(1,468,721)	(2,143,858)	(1,468,721)

Unauthorized transaction related costs and recoveries, net	$(376,544)	$310,547	$94,640	$550,547

See Note 12 below for additional information relating to the Company’s expectation of receiving additional proceeds from the auctions of items that law enforcement seized relating to the unauthorized transactions.

3.             EARNINGS (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic earnings (loss) per common share are computed based on the weighted-average number of common shares outstanding.  There were 7,382,706 weighted-average common shares outstanding for the three and the nine month periods ended March 31, 2011 and 2010.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.

For the three and nine months ended March 31, 2011 and 2010, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted earnings (loss) per share.  Shares under option of 1,474,308 and 1,203,308 were excluded from diluted weighted-average common shares outstanding for the three and the nine months ended March 31, 2011 and 2010, respectively, as they would be anti-dilutive.

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

The total liability for unrecognized tax benefits was $300,000 as of March 31, 2011 and June 30, 2010.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  As part of the unauthorized transactions, the Company has accrued interest of $821,860 and $660,989 at March 31, 2011 and June 30, 2010, respectively.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the nine months ended March 31, 2011.

5.             INVENTORIES

The classification of inventories is as follows:

	March 31, 2011	June 30, 2010

Raw materials	$2,575,197	$2,407,715
Finished goods	7,100,846	6,049,610
	$9,676,043	$8,457,325

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

The fair value of the option at March 31, 2011 and June 30, 2010 was $125,000.  The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

7.             DIVIDENDS DECLARED

On January 20, 2011, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on March 31, 2011 to be paid April 15, 2011.  Such dividend payable has been recorded at March 31, 2011.

8.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of March 31, 2011, there are 188,963 options available for future grants.  Options vest over a four or five year period, with a maximum term of five to ten years.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.  The total fair value of options granted during the nine months ended March 31, 2011 and 2010 was $582,832 and $547,042, respectively.

A summary of stock option activity under the plan for the nine months ended March 31, 2011 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options

Shares under option at July 1, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$—

Granted	385,000	$5.24 - $5.76	$5.40
Exercised	—	—	—
Expired	(70,000)	$9.56	$9.56
Forfeited	—	—	—
Shares under option at March 31, 2011	1,474,308	$3.90 - $14.40	$8.17	3.87	$1,075,150

Exercisable as of June 30, 2010	627,308	$7.76 - $14.40	$10.72

Exercisable as of March 31, 2011	650,308	$3.90 - $14.40	$10.26

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the nine months ended March 31, 2011 and 2010 is as follows:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$141,294	$45,772

9.             ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the nine months ended:

	March 31, 2011	March 31, 2010

Accounts receivable	$(581,974)	$198,353
Inventories	(1,218,718)	41,204
Prepaid expenses and other assets	(105,137)	(124,377)
Income taxes	1,418,783	(6,535,947)
Accounts payable	(1,222,970)	(820,183)
Accrued liabilities	(1,553,842)	1,628,736
Net change	$(3,263,858)	$(5,612,214)

Net cash (refunded) paid during the nine months for:
Income taxes	$(418,968)	$475,000
Interest	$73,763	$84,596

10.                                 CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit facility for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009, the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.    The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The weighted-average interest rate for the nine months ended March 31, 2010 was 3.25% on the outstanding borrowings as of March 31, 2010 ($5,863,349).  The Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At March 31, 2011 and June 30, 2010, the outstanding balance on this credit facility was $3,600,000 and $1,250,000, respectively.  The applicable interest rates at March 31, 2011 were 2.25% on $2,000,000 of outstanding balance and 3.25% on $1,600,000 of outstanding balance.  The applicable interest rates at June 30, 2010 were 2.84% on $1,000,000 of outstanding balance and 3.75% on $250,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of March 31, 2011 and June 30, 2010 were 2.69% and 3.02%, respectively.

11.           STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine month periods ended:

	March 31,	March 31,
	2011	2010

Net income (loss)	$2,585,934	$(3,148,775)
Dividends declared	(1,328,887)	(1,365,800)
Stock-based compensation expense	332,249	329,750
	$1,589,296	$(4,184,825)

12.           LEGAL MATTERS

Since learning of the unauthorized transactions by the Company’s former Vice President of Finance, Sujata Sachdeva in December 2009, the Company has been named in the matters described below.  The Company has also initiated certain actions against third parties, which are also described below, and may bring additional claims against other third parties.

•                  On January 11, 2010, the Company received a letter from a law firm stating that it represented a shareholder and demanding that the Company’s Board of Directors investigate and take legal action against all responsible parties to ensure compensation for the Company’s losses stemming from the unauthorized transactions.  The Company’s legal counsel responded to the letter indicating that the Board of Directors will determine the appropriate course of action after the Independent Investigation is completed.

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial. An amended complaint was filed on September 10, 2010 adding Grant Thornton LLP as a defendant.  The Company filed a Motion to Dismiss the claims, which is currently pending before the Court.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

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

•                  On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company has filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss.

•                  On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions. Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  The Company filed an opposition to the Motion to Dismiss and Grant Thornton filed a reply.  Per the Court's request, the parties provided additional briefing on the Motion to Dismiss.  The Motion to Dismiss is still pending before the Court.

•                  On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions, and discovery is now proceeding. Park Bank has filed a Motion to Dismiss the action, and the Company is planning to file a response in opposition to this motion.

•                  On December 17, 2010, the Company filed an action against Bank of America Corp., Bank of America Capital Corp., Bana Holding Corp., and Harris Bankcorp, Inc. in Circuit Court of Cook County, Illinois alleging claims of breach of fiduciary obligations and negligence relating to the unauthorized transactions. The Company has voluntarily dismissed the case without prejudice to re-filing the case again in the future if it so chooses.

The ultimate resolution of these matters is not determinable.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company expects to receive additional recoveries from the sale of approximately 25,000 items that law enforcement seized from Ms. Sachdeva.  In March and April 2011, the U.S. Marshals Service conducted auctions of jewelry and certain other items that were seized, and the Company believes that the gross proceeds from these auctions amounted to approximately $1.1 million.  The Company expects to receive the net proceeds from these auctions after deducting commissions and other related costs involved with the sale of the items, but the U.S. Marshals Service has not yet provided the Company with an estimate of the net proceeds that the Company will receive.  The U.S. Marshals Service is planning to hold additional auctions in the future for the remaining items seized, with the net proceeds also being remitted to the Company.  The unaudited condensed consolidated financial statements contained in this interim report do not include any estimates of the proceeds that the Company expects to receive from the auctions of any of the items seized.

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

Operations — Net sales for the three months ended March 31 decreased to $8,419,663 in 2011 compared with $8,654,630 in 2010.  This $234,967 decrease in net sales was primarily driven by a large initial stocking order by a U.S. retailer in the three months ended March 31, 2010.  Including the unauthorized transactions and unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $1,064,480 for the three months ended March 31, 2011, compared to income from operations of $597,670 for the three months ended March 31, 2010.  The increased income from operations was primarily driven by insurance and other unauthorized transaction related recoveries exceeding legal fees by $376,544 during the three months ended March 31, 2011 compared to a net cost of $310,547 for the three months ended March 31, 2010.  This change was partially offset by increased selling, general and administrative expense due to increases in profit-driven compensation, legal fees for patent work, outsourced internal audit fees and new product expenses.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $687,936 or 8.2% of net sales for the three months ended March 31, 2011 compared to $908,217 or 10.5% of net sales for the three months ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2011 totaled $8,419,663 compared with $8,654,630 in the three months ended March 31, 2010.  This $234,967 or 2.7% decrease in net sales was driven by the initial stocking order by a U.S. retailer in the three months ended March 31, 2010.  There were no large new customers added in the three months ended March 31, 2011.  The first order from a new customer is normally sizable as they load the product displays in their retail outlets.  This decrease due to the initial stocking load was partially offset by increases in sales to several U.S. retail outlets.

Gross profit in the three months ended March 31, 2011 was $3,393,470 or 40.3% of net sales compared to $3,278,238 or 37.9% of net sales in the three months ended March 31, 2010.  The increased gross margin percentage was primarily due to reduced pricing of some slow-moving product in the initial stocking order by the U.S. retailer in the three months ended March 31, 2010.  This favorable impact was partially offset by higher freight costs and the sale of certain slow-moving inventory at cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $2,705,534 as compared to $2,370,021 for the three months ended March 31, 2010.   The increase in selling, general and administrative expenses was the result of increased profit-based compensation costs, legal fees for patent work, outsourced internal audit fees and new product expenses

Unauthorized Transactions

In the three months ended March 31, 2011, the Company incurred a net benefit of $376,544 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net benefit for the three months ended March 31, 2011 was $1,204,896 of insurance and other recoveries. Included in the other recoveries for the three months ended March 31, 2011 is a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company the excess portion of the bonus that he received relating to the restatement periods. In the three months ended March 31, 2010, the Company incurred a net cost of $310,547 for legal and professional fees to investigate the unauthorized transactions.   Included in the net cost for the three months ended March 31, 2010 was $1,468,721 of insurance and other recoveries.  As described further in Note 12 above, the unaudited condensed consolidated financial statements contained in this interim report do not include any estimates of the proceeds that the Company expects to receive from the auctions of any of the items seized by law enforcement.

Operating Income

In the three months ended March 31, 2011, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $1,064,480 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $597,670 in the three months ended March 31, 2010.  The increase in operating income was primarily the result insurance and other recoveries exceeding legal fees.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $687,936 in the three months ended March 31, 2011 or 8.2% of net sales, compared to $908,217 or 10.5% of net sales in the three months ended March 31, 2010.

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2011 was $326,985 as compared to a tax provision of $172,893 in the three months ended March 31, 2010.  The effective income tax rate was 33.8% and 37.1% for the three months ended March 31, 2011 and 2010, respectively.   The effective tax rate was lower in the three months ended March 31, 2011 due to the impact of state taxes.

Nine Months Ended March 31, 2011 to Nine Months Ended March 31, 2010

Net Sales and Gross Profit

Net sales for the nine months ended March 31, 2011 totaled $31,252,603 compared with $32,485,330 in the nine months ended March 31, 2010.  This $1,232,727 or 3.8% decrease in net sales was driven by the loss of a large customer in the quarter ended December 31, 2009; the initial stocking order by a new U.S. retailer in the quarter ended March 31, 2010; and lower sales to distributors importing products into Europe and Scandinavia.  The first order from a new customer is normally sizable as they load the product displays in their retail outlets.  Sales to new customers partially offset these negative impacts.

Gross profit in the nine months ended March 31, 2011 was $12,966,042 or 41.5% of net sales compared to $13,871,626 or 42.7% of net sales in the nine months ended March 31, 2010.  The decreased gross margin percentage was due to higher freight costs for importation of products, the impact on gross margin of decreased sales of one of the most profitable products and the sale of certain slow-moving products at cost.  Freight is higher as a percentage of net sales due to higher shipping costs and a lower value of purchased product per shipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2011 were $8,398,963 as compared to $7,600,954 for the nine months ended March 31, 2010.   The increase in selling, general and administrative expenses was the result of increased legal and professional fees for general corporate initiatives, including patent filings, patent defense and audit work as well as profit-based compensation expense.  These increased costs were partially offset by lower provisions for doubtful accounts.

Unauthorized Transactions

In the nine months ended March 31, 2011, the Company incurred a net cost of $94,640 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net cost for the nine months ended March 31, 2011 was $2,143,858 of insurance and other recoveries. Included in the other recoveries for the nine months ended March 31, 2011 is a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company the excess portion of the bonus that he received relating to the restatement periods. In the nine months ended March 31, 2010, the Company incurred a net cost of $550,547 for legal and professional fees to investigate the unauthorized transactions.  Included in the net cost for the nine months ended March 31, 2010 was $1,468,721 of insurance and other recoveries.  As described further in Note 12 above, the unaudited condensed consolidated financial statements contained in this interim report do not include any estimates of the proceeds that the Company expects to receive from the auctions of any of the items seized by law enforcement.

In the nine months ended March 31, 2010, the unauthorized transactions totaled $10,286,988.

Operating Income

In the nine months ended March 31, 2011, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $4,472,439 compared to an operating loss, including the unauthorized transactions as expense, of $4,566,863 in the nine months ended March 31, 2010.  The increase in operating income was primarily the result of the absence of unauthorized transactions.  The elimination of unauthorized transactions was partially offset by the lower gross profit percentage, lower volume, legal fees, and profit-based compensation.   Operating income, excluding the unauthorized transactions and related costs and recoveries, was $4,567,079 in the nine months ended March 31, 2011 or 14.6% of net sales, compared to $6,270,672 or 19.3% of net sales in the nine months ended March 31, 2010.

Provision for Income Taxes

Income tax provision for the nine months ended March 31, 2011 was $1,577,988 as compared to a benefit of $1,727,660 in the nine months ended March 31, 2010.  The effective income tax rate was 37.9% and 35.4% for the nine months ended March 31, 2011 and 2010, respectively.  The effective tax rate was higher in the nine months ended March 31, 2011 due to the impact of state taxes partially offset by the impact of tax credits for research and development.

Liquidity and Capital Resources

Operating Activities

During the nine months ended March 31, 2011, cash provided by operations was $901,865, as compared to $2,977,902 used in the nine months ended March 31, 2010.  This change was primarily due to $2,585,934 of net income for the nine months ended March 31, 2011 compared to a loss of $3,148,775 for the nine months ended March 31, 2010.

Working capital was $8,705,082 at March 31, 2011 and $5,371,158 at June 30, 2010.  The net increase in working capital of $3,333,924 from June 30, 2010 primarily represents the increase in accounts receivable and inventory as well as decreases in accounts payable and accrued liabilities.  These increases to working capital were offset by increased income taxes payable.  Accounts receivable increased because of the increase in sales in the three months ended March 31, 2011 compared to the three months ended June 30, 2010.  Inventory increased $1,218,718 during the nine months ended March 31, 2011 due to higher levels of finished goods purchased based on forecasts which were higher than actual sales during the period.  The decreases in accounts payable and accrued liabilities were driven by payments made to get the Company’s accounts with its primary vendors within terms. The increase in income taxes payable results from the Company’s profitability in the current fiscal year.  As of March 31, 2011 the Company had open commitments of approximately $355,000 for software and new product development.

Investing Activities

Cash used in investing activities for the nine months ended March 31, 2011 was $1,860,616 as compared to $1,287,352 for the nine months ended March 31, 2010.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and capital expenditures, which mainly consisted of product software development costs, leasehold improvements and tooling to support production.

Financing Activities

Net cash provided by financing activities was $966,124 in the nine months ended March 31, 2011 and $4,460,635 in the nine months ended March 31, 2010.  In the nine months ended March 31, 2011, the Company received $2,350,000 from borrowing on its line of credit offset by $1,328,887 of dividend payments.  In addition, the Company made a $54,989 payment on an insurance policy loan in the nine months ended March 31, 2011.  In the nine months ended March 31, 2010, there was borrowing of $5,863,349 on the line of credit offset by dividend payments of $1,402,714. The Company intends to continue to pay its regular quarterly dividends for the foreseeable future.

In the nine months ended March 31, 2011 and 2010, there were no purchases of common stock and no stock options were exercised.

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

Credit Facilities

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance outstanding on this facility was $3,600,000 as of March 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error, the circumvention or overriding of controls and procedures, and collusion to circumvent and conceal the overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K/A for the period ended June 30, 2010, and the Form 10-Q for the period ended December 31, 2010, the Company recently implemented remedial measures in response to the previously disclosed unauthorized transactions. Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls in order to confirm their effectiveness.  The Company has established a new internal audit function with the assistance of a third party internal audit service provider to assist the Company with this testing.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  The Company is in the process of implementing a new business system with an expected completion in the quarter ended September 30, 2011.  Additional testing of controls will be required following the completion of the computer system implementation.  Once that testing is completed, management believes the disclosure controls and procedures will be deemed effective. However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were not effective.

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

PART II
OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

As of March 31, 2011, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 12 to the Condensed Consolidated financial statements included herein, which description is incorporated herein by reference.

Item 1A.                                                  Risk Factors

Not applicable.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2011, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2011)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

January 1 — March 31	––	$0.00	––	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2011.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: May 13, 2011
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: May 13, 2011
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