Form 10-K
period 2011-06-30
KOSS CORP
filed 2011-09-02
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2010 was approximately $11,576,750 (based on the $5.00 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2010).

On August 22, 2011, 7,382,706 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2011 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

JUNE 30, 2011

EXPLANATORY NOTE

In December 2009, Koss Corporation (the “Company”) learned of certain unauthorized transactions made by Sujata Sachdeva, its former Vice President of Finance and Principal Accounting Officer.  The Company first learned of the unauthorized transactions on December 18, 2009, when Michael Koss received a call from American Express security informing him that certain wire transfers were being made from the Company’s corporate bank accounts to pay personal American Express expenses of Ms. Sachdeva.  These wire transfers were part of the unauthorized transactions made by Ms. Sachdeva resulting in the misappropriation of approximately $31,500,000 from fiscal year 2005 through December 2009.  The Company subsequently learned that Ms. Sachdeva colluded with two other employees in the accounting department in the misappropriation and circumvention of the Company’s then existing internal controls and established operating procedures.

As a result of the unauthorized transactions, the Company restated its previously issued consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2009, and for the three month period ended September 30, 2009.  These restatements were disclosed in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2009 and its Quarterly Report on Form 10-Q/A for the three months ended September 30, 2009, respectively.  The Company also amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include condensed consolidated financial statements and related notes thereto, which were delayed as a result of the restatements.  All of these amended reports were filed on June 30, 2010, and should be read in conjunction with this Annual Report on Form 10-K.  The financial effect of the unauthorized transactions as well as the related costs and recoveries during fiscal years 2011 and 2010 is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company expects to receive additional recoveries from the sale of approximately 25,000 items that law enforcement seized from Ms. Sachdeva.  In March and April 2011, the U.S. Marshals Service conducted auctions of jewelry and certain other items that were seized, and the Company believes that the gross proceeds from these auctions amounted to approximately $1.1 million.  The Company expects to receive the net proceeds from these auctions after deducting commissions and other related costs involved with the sale of the items, but the U.S. Marshals Service has not provided the Company with an estimate of the net proceeds that the Company will receive.  The U.S. Marshals Service is planning to hold additional auctions in the future for the remaining items seized, with the net proceeds also being remitted to the Company.  The consolidated financial statements contained in this annual report do not include any estimates of the proceeds that the Company expects to receive from the auctions of any of the items seized.

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

The Company’s products are sold through national retailers, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 300 domestic dealers and its products are carried in approximately 17,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss Classics.

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

The Company sources complete stereo headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce stereo headphones at its plant in Milwaukee, Wisconsin.  Management believes that it has sources of complete stereo headphones and raw materials that are adequate for its needs.

There are no employment or compensation commitments between the Company and its dealers.  The Company has several independent manufacturers’ representatives as part of its distribution efforts.  The Company typically signs one year contracts with these manufacturers’ representatives.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has approximately 441 trademarks registered in 90 countries around the world and patents in 29 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2011, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased interest as gift items over the years.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that 55% of net sales occurred in the first six months of the year ended June 30, 2011, and 45% of net sales occurred in the latter six months of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have any material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2011 is not significant in relation to net sales during fiscal 2011 or anticipated fiscal 2012 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 17,000 domestic retailers and numerous retailers worldwide.  During fiscal 2011, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 25% of net sales and sales to Wal-Mart Stores, Inc. accounted for 17% of fiscal 2011 net sales.  In fiscal 2010, net sales to Tura Scandinavia AB and Wal-Mart Stores, Inc, accounted for 25% and 17% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB and Wal-Mart Stores, Inc.) accounted for approximately 53% and 52% of total net sales in fiscal 2011 and fiscal 2010, respectively.

COMPETITION

The Company focuses on the stereo headphone industry.  In the stereo headphone market, the Company competes directly with approximately five major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The extent to which retailers and consumers view the Company as an innovative vendor of high quality stereo headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was approximately $900,000 during fiscal 2011 as compared with $766,000 during fiscal 2010. These activities were conducted by both Company personnel and outside consultants.  The Company expects that research and development costs will continue and it is planning to introduce a new product offering during the first half of fiscal 2012.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2011 and 2010, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2011, the Company employed 65 people, who are all non-union.  The Company also engages temporary personnel.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and net income.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 14 to the consolidated financial statements.

The Company has a small sales office in Switzerland to service the international export marketplace.  The Company is not aware of any material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, Canada and Mexico.  The Company sells products in the Canadian market through a distributor who services smaller specialty accounts.  During the last two fiscal years, net sales of all Koss products, were distributed as follows:

	2011	2010
United States	$20,396,483	$20,182,347
Europe	19,040,340	17,710,672
All other countries	2,081,312	2,705,703
Net sales	$41,518,135	$40,598,722

In addition to a manufacturing facility in Milwaukee, Wisconsin, the Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent suppliers are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 61% of the Company’s net sales) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

AVAILABLE INFORMATION

The Company’s internet website is http://www.koss.com.  The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission.  These reports and other information regarding the Company are also available on the SEC’s internet website at http://www.sec.gov.

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

•                                Management’s ability to minimize the impact of requests for increases in material or labor cost; and

•                                the ability to collect in full and in a timely manner amounts due to the Company.

In addition, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins. The continuing general downturn in economic conditions or other events that management believes may have caused the Company’s customers to turn to lower-priced, lower-margin products, could cause the Company’s cash flow and profitability to be materially and adversely affected.

FAILURE TO ATTRACT AND RETAIN CUSTOMERS TO SELL THE COMPANY’S PRODUCTS COULD ADVERSELY AFFECT SALES VOLUME AND FUTURE PROFITABILITY

The Company markets a line of products used by consumers to listen to music.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company is dependent upon its ability to attract and retain a base of customers to sell the Company’s line of products.  The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers.  The Company may not be able to maintain customers or model selections and therefore may experience a reduction in its sales revenue until a model is restored to the mix or a lost customer is replaced by a new customer.  The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

SHIFT IN CUSTOMER SPECIFICATIONS TO LOWER PRICED ITEMS CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

The Company sells a line of products with a suggested retail price ranging from less than $10 up to $1,000.  The gross margin for each of these models is unique in terms of percentages.  The Company finds the low priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions.  The risk is that a shift in retail customer specifications toward lower priced items can lead to lower gross margins and lower profit contributions per unit of sale.  Due to the range of products that the Company sells, the product sales mix can produce a variation in profit margins.  Some customers sell a limited range of products that yield lower profit margins than others.  Most notably, the budget priced stereo headphone segment of the market below $10 retail, which is distributed through computer stores, office supply stores and mass market retailers, tends to yield the lowest gross margins.  An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

POOR ECONOMIC CONDITIONS CAN RESTRICT OR LIMIT PRODUCT PLACEMENT, SALES AND REPLENISHMENT WHICH COULD DECREASE PROFITS

Deteriorating or weak economic conditions, or a forecast for the same, can trigger changes in inventory stocking at retail customers.  This may in turn lead to a reduction in model offerings and/or out of stock situations.  If a retail customer of the Company does not have adequate supply of the Company’s products to offer for sale in a retail store, consumers may choose another competitive model instead.  Customers operating retail stores anticipate future sales demands and stock inventory accordingly.  Decreases in customer stocking levels or reorder quantities directly impact the Company’s sales and profitability.  The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long the Company may be negatively impacted by these circumstances.  Any adverse changes in economic conditions can therefore restrict product placement, availability, sales, replenishment and ultimately profitability.  These conditions exist domestically and internationally.

MANAGEMENT IS SUBJECT TO DECISIONS MADE OUTSIDE ITS CONTROL WHICH COULD DIRECTLY AFFECT FUTURE PROFITABILITY

Retail customers determine which products they will stock for resale.  The Company competes with other manufacturers to secure shelf space in retail stores for the Company’s products.  During the course of a year, changes in the customers’ management personnel can ultimately lead to changes in the stock assortment offered to consumers.  These changes are often arbitrary.  In addition to changes in personnel within the Company’s customers, it is also possible that a strategic decision can be made by a retail customer to consolidate vendors, or to discontinue certain product categories altogether.  In these instances, the Company’s management team may not be able to convince customers to reverse such decisions.  The Company’s management team is also engaged in the effective procurement, assembly and manufacture of products.  The ability to negotiate with suppliers, maintain productivity and hold the line on cost increases can be subjected to pressures outside the control of management.  For example, increases in fuel costs can increase freight rates.  Increases of this nature can seldom be avoided and the Company may not be able to pass such increases along to its customers.  Management’s effective control of the manufacturing processes will have a direct impact on the Company’s future profitability.  The Company regularly makes decisions that affect production schedules, shipping schedules, employee headcount and inventory levels.  The Company’s ability to make effective decisions in managing these areas has a direct effect on future profitability.

ACCOUNTS RECEIVABLE AMOUNTS DUE FROM OUR CUSTOMERS CAN BE LOST AS A RESULT OF CUSTOMER BANKRUPTCY, OPERATIONAL DIFFICULTY, OR FAILURE TO PAY, NEGATIVELY IMPACTING FUTURE PROFITABILITY

The Company has significant accounts receivable from the Company’s customers.  Terms of payment for customers generally range from cash in advance of delivery to net 120 day credit terms.  These credit arrangements are negotiated at unspecified and irregular intervals.  The largest customers generate the largest receivable balances.  If a customer develops operational difficulty it is not uncommon to temporarily suspend payment to vendors.  The Company is subject to this risk in the retail marketplace.  From time to time a customer may develop severe operating losses which can lead to a bankruptcy.  In these cases, the Company may lose most or even all of the outstanding balance due.  Moreover, when this occurs, another material risk may be the loss of future revenue from the bankrupt customer if it is not replaced.  In addition, many companies that insure accounts receivables may not provide adequate coverage at acceptable rates for the Company’s largest mass market customers.  The risk is that the Company derives most of the Company’s sales revenue and profits from selling products to retailers for resale to consumers.  The failure of the Company’s customers to pay in full amounts due to the Company could negatively affect future profitability.

COMPANY PROFITS CAN SUFFER FROM INTERRUPTIONS IN SUPPLY CHAIN

The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  The Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  Therefore, if there are any interruptions in the supply chain for any of these reasons, this could directly impact the Company’s profits in a negative way.  The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

COMPANY PROFITS CAN SUFFER FROM INCREASING MANUFACTURING COSTS IN CHINA AS A RESULT OF INCREASED WAGES AND WAGE TAXES

The Company uses contract manufacturing facilities in the People’s Republic of China.  An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China.  The costs of labor and wage taxes have increased in China which means that the Company is at risk of higher manufacturing costs associated with goods manufactured in China.  Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability.

THE COMPANY USES THIRD PARTY CARRIERS TO SHIP ITS PRODUCTS WHICH MAY PASS ON INCREASES IN TRANSPORTATION-RELATED FUEL COSTS TO THE COMPANY WHICH CAN REDUCE PROFIT MARGINS NEGATIVELY IMPACTING PROFITABILITY

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

CONSISTENCY OF THE COMPANY’S BUSINESS WITH SEVERAL LARGE CUSTOMERS

The Company is particularly concerned about the consistency of business with several U.S. retailers and foreign distributors.  The tightening of credit availability worldwide caused all retailers and distributors to sharply curtail inventory levels.  In addition, many retailers have been negatively impacted by the economic recession.  The Company has experienced some consolidation in product lines and item elimination at several big box retailers.

THE COMPANY’S STOCK PRICE MAY FLUCTUATE AS A RESULT OF UNCERTAINTIES ABOUT CERTAIN BUSINESS FACTORS.

The Company’s common stock may be subject to wide fluctuations in response to certain business factors such as the following:

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

The Company has estimated that the amount of the unauthorized transactions is approximately $31,500,000 since fiscal year 2005 through December 31, 2009 as described in the Company’s Form 10-K/A for June 30, 2009 that was filed on June 30, 2010.  Over 25,000 items were seized by law enforcement authorities. Although the Company expects to receive some proceeds from the sale of these items seized by law enforcement authorities, and is currently pursuing potential claims against third parties and tax refunds, the Company cannot reasonably assess the amounts or timing of such recoveries.  Through the date of issuance of this 10-K, the Company has received $4,144,671 from its insurance company related to the unauthorized transactions.  The Company’s inability to recover a significant amount of its losses may have an adverse effect on its future financial condition.

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

The Company’s internal controls as of June 30, 2009 were not effective in that they failed to timely detect and prevent the circumvention of the internal controls and procedures relating to the unauthorized transactions. The Company has implemented remedial measures and is in the process of implementing a new computer system with an expected completion during the quarter ended September 30, 2011. Management believes it has implemented adequate remedial measures to address the control issues identified, but a sufficient amount of time has not elapsed to fully implement the new computer system and permit testing of the overall controls to confirm their effectiveness.  Thus, there is no assurance that these deficiencies have been adequately addressed or that the Company has discovered all of the deficiencies that may exist in the internal controls over financial reporting.

THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS HAS SUBJECTED THE COMPANY TO INCREASED COSTS FOR ACCOUNTING AND LEGAL FEES.

The Company issued restated consolidated financial statements in the Annual Report on Form 10-K/A for June 30, 2009 that was filed on June 30, 2010. This restatement was due to errors in previously issued financial statements caused by the unauthorized transactions.  This restatement has subjected the Company to significant costs in the form of accounting, legal and similar professional fees, in addition to the substantial diversion of time and attention of the Company’s Chief Financial Officer and members of its accounting department in preparing the restatement.  Although the restatement is complete, no assurance can be given that the Company will not incur additional costs associated with the restatement.

ITEM 2.                                                     PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from its Board Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013 and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2011, the Company is party to the matters related to the unauthorized transactions described below:

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  An amended complaint was filed on September 10, 2010 adding Grant Thornton LLP as a defendant.  The Company and Grant Thornton filed separate Motions to Dismiss the claims.  On July 28, 2011, the Court issued an order that dismissed the Section 10(b) and Rule 10b-5 claims against Michael Koss and the claim against Grant Thornton, and ruled that the Section 10(b) and Rule 10b-5 claim against Koss Corporation and the Section 20(a) claim against Michael Koss survive the motion to dismiss.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating with the ongoing SEC investigation.

•                      On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit names as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton LLP, and Koss Corporation (as a nominal defendant); the second suit names the same parties except Grant Thornton LLP. Among other things, both suits allege various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits have been consolidated under Master File No. 10CV002422.  On or around June 7, 2011, counsel for the plaintiffs Mentkowski and Ruiz, Koss Corporation (as nominal defendant) and the Koss director defendants executed a Stipulation of Settlement, which was filed with the Circuit Court.  On or around June 24, 2011, the Circuit Court preliminarily approved the proposed settlement of the claims alleged against the Koss director defendants.  At a hearing held on August 26, 2011, the Circuit Court granted the motion for final approval of the settlement of the claims alleged by plaintiffs against the Koss director defendants.

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

The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company plans to file an appeal.

•                      On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  This Motion to Dismiss has now been denied.  Grant Thornton also filed a Motion to Dismiss based on Forum Non Conveniens.  The hearing date for this second motion has been set by the Court for October 18, 2011.

•                      On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions.  Although Park Bank filed a Motion to Dismiss the action, the Circuit Court declined to consider the Motion and ordered that discovery proceed in the case.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were approximately 1,500 record holders of the Company’s common stock as of August 1, 2011.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend

September 30, 2009	$7.73	$5.52	$0.065
December 31, 2009	$8.12	$5.50	$0.06
March 31, 2010	$6.00	$3.76	$0.06
June 30, 2010	$5.83	$5.04	$0.06
September 30, 2010	$5.90	$5.15	$0.06
December 31, 2010	$5.75	$4.60	$0.06
March 31, 2011	$7.81	$4.90	$0.06
June 30, 2011	$7.54	$5.25	$0.06

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2011.  On April 20, 2011 the Company announced its quarterly dividend of $0.06 per share for stockholders of record on June 30, 2011.  The dividend was distributed on or around July 15, 2011.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who regularly meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2011)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	0	$0.00	0	$2,139,753
May 1-May 31	0	$0.00	0	$2,139,753
June 1-June 30	0	$0.00	0	$2,139,753

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2011, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2011 and 2010.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity stereo headphones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereo headphones, wireless stereo headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. We operate as one business segment.

Unauthorized Transactions — In December 2009, the Company learned of significant unauthorized transactions which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.

Operations — Net sales increased to $41,518,135 in 2011 compared with $40,598,722 in 2010.  This $919,413 increase in net sales was primarily driven by strong sales in the existing European customer base, significant increases in the sales through internet retailers, and new customers in various market segments. These increases were partially offset by the loss of a U.S. based retailer in early fiscal 2010 as well as decreased sales at several U.S. retailers.  Including the unauthorized transaction related costs and recoveries net, the Company had income from operations of $6,251,318 in 2011.  This is compared to a loss from operations of $4,955,767 in 2010, including the unauthorized transactions as an expense and including the unauthorized transaction costs and recoveries.  The increased income from operations was primarily driven by elimination of unauthorized transactions, unauthorized transaction related recoveries exceeding costs in 2011, and the increase in sales.  These impacts were partially offset by a decrease in gross profit from 41.% to 40.6% and increased administrative expenses driven by increases in profit-based compensation, outside professional services, new product development, and insurance.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $5,425,135 in 2011 or 13.1% of net sales compared to $6,998,207 or 17.2% of net sales in 2010.

2011 Results of Operations Compared with 2010

Sales and Gross Profit

Net sales for 2011 totaled $41,518,135, compared with $40,598,722 in 2010.  This $919,413 or 2.3% increase in net sales was driven by increased sales in the existing European customer base, significant increases in the sales through internet retailers, and new customers in various market segments. These increases were partially offset by the loss of a U.S. based retailer in early 2010 as well as decreased sales at several U.S. retailers.

Gross profit in 2011 was $16,856,632 or 40.6% of net sales compared to $16,868,411 or 41.6% of net sales in 2010.  This decreased gross margin percentage was driven by increased cost of freight and increased overhead spending.  The increased cost of freight was caused by higher rates as well as lower product value per shipping container.  Cost of goods sold increased by approximately $283,000 as a result of increased warranty related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2011 were $11,431,497, as compared to $9,870,204 for 2010.  The increase in selling, general and administrative expenses was the result of increases in profit-based compensation, outside professional services, new product development, and insurance.  The Company has bonus and profit-sharing plans which are based on pretax profit.  These plans resulted in expenses in 2011 that were approximately $724,000 higher in 2011 than in 2010.  The outside professional services were higher in 2011 as a result of implementing an outsourced internal audit function and increased costs for information technology support.  New product development increased from approximately $766,000 in 2010 to approximately $808,000 in 2011 due to timing of project phases as we focus on expanding the product line in high-end stereo headphones and expand consumers’ listening options with new products.  General insurance premiums were higher in 2011 because of the impact of the unauthorized transactions.

Unauthorized Transactions

In the year ended June 30, 2011, the Company incurred a net benefit of $826,183 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net benefit for the year ended June 30, 2011 was $2,398,202 of insurance proceeds and $1,463,250 of other recoveries.  Included in the other recoveries is a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company for the excess portion of the bonus that he received during the restatement periods; $850,000 of anticipated proceeds from settlement of the shareholder derivative suit; and $401,456 of anticipated proceeds from garnishment of the 401(k) and Koss Employee Stock Ownership Trust (KESOT) balances held by Ms. Sachdeva, the former Vice President of Finance.  In the year ended June 30, 2010, the Company incurred a net cost of $1,666,986 for legal and professional fees to investigate the unauthorized transactions.  Included in the net cost for 2010 was $1,746,469 of insurance proceeds and $166,263 of other recoveries.  As described further in Note 16 of the Notes to the Consolidated Financial Statements, the consolidated financial statements contained in this report do not include any estimates of the proceeds that the Company expects to receive from the auctions of any of the items seized by law enforcement.

In 2010, the unauthorized transactions totaled $10,286,988.

Operating Income

In 2011 the Company had operating income including the unauthorized transaction related costs and recoveries of $6,251,318 compared to operating loss of $4,955,767 in 2010.  The increased operating income was primarily driven by the elimination of unauthorized transactions, a reduction in unauthorized transaction related costs, higher recoveries, and higher sales volume.  These favorable impacts were partially offset by a decrease in gross profit from 41.6% to 40.6% and increased administrative expenses driven by increases in profit-based compensation, outside professional services, new product development, and insurance.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $5,425,135 in 2011 or 13.1% of net sales compared to $6,998,207 or 17.2% of net sales in 2010.

Provision for Income Taxes

Income tax provision for 2011 was $1,943,620 as compared to $1,812,417 of income tax benefit in 2010.  The effective income tax rate was 30.8% in 2011 and 33.7% in 2010.  For 2011, the effective tax rate is driven by a decrease in the valuation allowance related to future tax benefits of stock option exercises.  In 2010, the effective tax rate was primarily driven by changes to the valuation allowance.

Other Income (Expense)

In 2011, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions by $487,735. The Company reversed the accrued interest related to the tax return that was filed for the year ending June 30, 2007 because of the statute of limitations for this return. During fiscal 2011, the Company accrued additional interest of $306,345 which relates to the tax reporting of the unauthorized transactions for years ending after June 30, 2007. These impacts are described further in Note 8 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

We currently use cash generated from operations and underlying working capital as financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require working capital investment to maintain our position as a leading developer and manufacturer of high quality stereo headphones.  The primary drivers of these requirements are new product development costs, distribution costs, production costs and finished goods inventories to support our customers’ requirements for short lead time.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During 2011 and 2010, cash provided by operations was $4,340,851 and $982,631, respectively.  Working capital was $7,942,576 at June 30, 2011 and $5,371,158 at June 30, 2010.  The net increase in working capital of $2,571,418 from June 30, 2010 to June 30, 2011 represents primarily the increase in accounts receivable and the decrease in accounts payable and accrued liabilities.  These impacts were partially offset by a decrease in income tax receivable at June 30, 2011 compared to June 30, 2010 and an increase in income taxes payable at June 30, 2011.  The unauthorized transactions in 2010 were funded through cash, delays in payments of trade payables and borrowing on the line of credit.  Significant progress was made in 2011 to reduce certain outstanding balances in accounts payable.

Investing Activities

Cash used in investing activities for 2011 was $2,628,968 as compared to $1,760,333 for 2010.  Cash used in investing activities for 2011 was driven by $1,417,230 of capital expenditures, including leasehold improvements and tooling to support production, and $862,542 of product software development expenditures.  In 2010, capital expenditures for tooling and other equipment was $797,042 and $639,788 was spent on product software development expenditures.  Budgeted capital expenditures for equipment and product software for year 2012 are approximately $2,100,000.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities increased from $595,678 in 2010 to $1,676,837 in 2011.  Dividends paid to stockholders declined from $1,845,678 in 2010 to $1,771,848 in 2011.  The Company intends to continue to pay regular quarterly dividends for the foreseeable future.  As of June 30, 2011, the Company had net borrowing of $1,400,000 on its line of credit.  On July 31, 2011, the Company had net borrowing of $3,300,000 and availability of $4,678,000.

There were no purchases of common stock in 2011 or 2010 under the stock repurchase program.  No stock options were exercised in 2011 or 2010.

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

Credit Facilities

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $1,400,000 and $1,250,000 as of June 30, 2011 and 2010, respectively.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2011, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2011.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal 2011 and 2010.  As of June 30, 2011, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  Accounts receivable are stated net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations.  In these cases, the Company uses its judgment, based on the best available facts and circumstances and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2011, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Product Software Development Costs

Product software development costs consist of costs incurred by outside parties for the development of software used to support new products.  These assets have been evaluated to ensure that the capitalized costs do not exceed the estimated net realizable value of the related products.  As part of the impairment analysis, we use an undiscounted cash flow model based on estimated sales to be derived in the future use of the asset and other estimated costs directly related to the product.  No amortization was recorded in fiscal 2011 or 2010 as the new products have not been introduced.  The Company expects the new offering to be introduced during fiscal year 2012.

Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected future costs, costs to complete and projected long-term growth rates.  The Company performed impairment testing as of June 30, 2011 and 2010 and no impairment was identified.

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

Income Taxes

We estimate a provision for income taxes based on the effective tax rate expected to be applicable for the full fiscal year.  If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made.  Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K/A for the period ended June 30, 2010, and the Form 10-Q for the period ended December 31, 2010 and March 31, 2011, the Company has implemented remedial measures in response to the previously disclosed unauthorized transactions.  In addition, the Company is in the process of implementing a new computer system with an expected completion during the quarter ended September 30, 2011 that will further enhance controls within information technology.  Although the Company’s management believes that the remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to fully implement the new computer system and permit testing of the overall controls to confirm their effectiveness.  Subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the fact that the new computer system has not yet been implemented and the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were not effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal controls and operating procedures were circumvented during fiscal year 2010 and the circumvention was concealed from management as previously described in the Form 10-K/A for June 30, 2009.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K/A for the period ended June 30, 2010, and the Form 10-Q for the period ended December 31, 2010 and March 31, 2011, the Company has implemented remedial measures in response to the previously disclosed unauthorized transactions. In addition, the Company is in the process of implementing a new computer system with an expected completion during the quarter ended September 30, 2011 that will further enhance controls within information technology.  Although the Company’s management believes that these remedial measures have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to fully implement the new computer system and permit testing of the overall controls to confirm their effectiveness.  Based on the criteria set forth by COSO in “Internal Control-Integrated Framework,” subject to this testing and confirmation process, management believes that the Company’s disclosure controls and procedures will be deemed effective.  However, as a result of the fact that the new computer system has not yet been implemented and the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were not effective.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2011 and 2010, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the Company has been named in several legal matters.  In addition, the Company has also initiated certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

September 2, 2011

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2011	2010

Net sales	$41,518,135	$40,598,722
Cost of goods sold	24,661,503	23,730,311
Gross profit	16,856,632	16,868,411

Operating Expenses:
Selling, general and administrative expenses	11,431,497	9,870,204
Unauthorized transactions	—	10,286,988
Unauthorized transaction related costs and (recoveries), net	(826,183)	1,666,986
Total Operating Expenses	10,605,314	21,824,178

Income (loss) from operations	6,251,318	(4,955,767)

Other Income (Expense):
Interest income	13,214	263
Interest (expense) income, net	52,419	(429,138)
Total Other Income (Expense), net	65,633	(428,875)

Income (loss) before income tax provision (benefit)	6,316,951	(5,384,642)

Income tax provision (benefit)	1,943,620	(1,812,417)

Net income (loss)	$4,373,331	$(3,572,225)

Income (Loss) per common share:
Basic	$0.59	$(0.48)
Diluted	$0.59	$(0.48)

Dividends declared per common share	$0.24	$0.245

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30,	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$160,542	$125,496
Accounts receivable, less allowance for doubtful accounts of $278,828 and $757,535, respectively	6,015,212	4,213,327
Inventories	7,867,002	8,457,325
Prepaid expenses and other current assets	292,778	254,658
Income taxes receivable	258,292	928,550
Deferred income taxes	1,028,796	1,144,086
Total Current Assets	15,622,622	15,123,442

Equipment and leasehold improvements, net	3,083,990	2,392,772

Other Assets:
Product software development costs	3,229,370	2,366,828
Deferred income taxes	1,633,191	2,527,764
Cash surrender value of life insurance	3,836,314	3,339,485
Total Other Assets	8,698,875	8,234,077

Total Assets	$27,405,487	$25,750,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,642,490	$4,794,598
Accrued liabilities	2,994,656	4,514,724
Dividends payable	442,962	442,962
Income taxes payable	599,938	—
Total Current Liabilities	7,680,046	9,752,284

Long-Term Liabilities:
Line of credit	1,400,000	1,250,000
Deferred compensation	1,978,318	1,752,459
Derivative liability	125,000	125,000
Other liabilities	776,072	678,300
Total Long-Term Liabilities	4,279,390	3,805,759

Total Liabilities	11,959,436	13,558,043

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,144,416	1,492,096
Retained earnings	13,264,721	10,663,238
Total Stockholders’ Equity	15,446,051	12,192,248

Total Liabilities and Stockholders’ Equity	$27,405,487	$25,750,291

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,373,331	$(3,572,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	121,610	374,961
Loss on disposals of equipment and leasehold improvements	161,398	9,670
Depreciation of equipment and leasehold improvements	564,614	635,172
Stock-based compensation expense	442,998	435,121
Provision for deferred income taxes	1,219,185	4,024,929
Increase in cash surrender value of life insurance	(92,644)	(73,759)
Deferred compensation	225,859	211,219
Net changes in operating assets and liabilities (see note 10)	(2,675,500)	(1,062,457)
Net cash provided by operating activities	4,340,851	982,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment activity	—	25,000
Life insurance premiums paid	(349,196)	(348,503)
Purchases of equipment and leasehold improvements	(1,417,230)	(797,042)
Product software development expenditures	(862,542)	(639,788)
Net cash used in investing activities	(2,628,968)	(1,760,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	150,000	1,250,000
Dividends paid to stockholders	(1,771,848)	(1,845,678)
Payment on insurance policy loan	(54,989)	—
Net cash used in financing activities	(1,676,837)	(595,678)

Net increase (decrease) in cash and cash equivalents	35,046	(1,373,380)
Cash and cash equivalents at beginning of year	125,496	1,498,876
Cash and cash equivalents at end of year	$160,542	$125,496

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2009	7,382,706	$36,914	$1,056,975	$16,044,227	$17,138,116
Net loss	—	—	—	(3,572,225)	(3,572,225)
Dividends declared	—	—	—	(1,808,764)	(1,808,764)
Stock-based compensation expense	—	—	435,121	—	435,121
Balance, June 30, 2010	7,382,706	$36,914	$1,492,096	$10,663,238	$12,192,248
Net income	—	—	—	4,373,331	4,373,331
Dividends declared	—	—		(1,771,848)	(1,771,848)
Stock-based compensation expense	—	—	442,998	—	442,998
Income tax benefit from stock-based compensation	—	—	209,322	—	209,322
Balance, June 30, 2011	7,382,706	$36,914	$2,144,416	$13,264,721	$15,446,051

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”) and its wholly-owned subsidiary (collectively the “Company”), a Delaware Corporation, reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  In addition, the Company has more than 300 domestic dealers and its products are carried by approximately 17,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss Classics Ltd. (“Koss Classics”).

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

CONCENTRATION OF CREDIT RISK — The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company’s products are sold through national retailers, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains and military exchanges under the “Koss” name.  The Company grants unsecured credit to its domestic and international customers based on the extension of credit from 30 to 120 days, depending on the customer.  Collection is dependent on the retailing industry economy.  The vast majority of international customers, outside of Canada, are sold on a cash against documents or cash in advance basis.  Approximately 17% and 20% of the Company’s accounts receivable at June 30, 2011 and 2010, respectively, were foreign receivables denominated in U.S. dollars.

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations amounted to approximately $900,000 in fiscal 2011 and $766,000 in fiscal 2010.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying consolidated statements of operations were approximately $60,000 in 2011 and $57,000 in 2010.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts, inventory valuation methods, unauthorized transactions, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER COMMON SHARE — Income (loss) per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification which provides for calculation of “basic” and “diluted” income per share.  Basic income (loss) per common share includes no dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted income (loss) per common share reflect the potential dilution of securities that could share in the earnings of an entity.

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

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item, general economic conditions and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible.  There were no recoveries of previously written-off accounts receivable during fiscal 2011 or fiscal 2010.  Changes in the allowance for doubtful accounts are as follows:

Fiscal Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written-off	Balance at End Year
2011	$757,535	121,610	(600,317)	$278,828
2010	$1,588,923	374,961	(1,206,349)	$757,535

INVENTORIES — As of June 30, 2011 and 2010, 100% of the Company’s inventory was valued at the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $942,861 and $793,972 higher than reported at June 30, 2011 and 2010, respectively.  The Company did not maintain any work-in-process inventories at June 30, 2011 and 2010.

The components of inventories at June 30 are as follows:

	2011	2010
Raw materials	$2,632,654	$2,407,715
Finished goods	5,234,348	6,049,610
Total inventories	$7,867,002	$8,457,325

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

PRODUCT SOFTWARE DEVELOPMENT COSTS — The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with software to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.  The Company expects to launch a new product offering in 2012 and begin amortization at that time.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value reduced by the value of outstanding policy loans made to the Company, or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses, which is where the annual premiums are recorded.  The carrying value of the life insurance policies was reduced by $5,395 and $61,157 of policy loans at June 30, 2011 and 2010, respectively.

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of June 30, 2011 and 2010, the Company has recorded a warranty reserve of $1,164,108 and $1,017,450, respectively.  (See Note 11)

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash and cash equivalents, accounts receivable, line of credit and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements and product software development costs annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.  Management believes that there has not been any impairment of the Company’s long-lived assets as of June 30, 2011 and 2010.

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred except settlements, which are expensed when a claim is probable and can be estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the insurance company.  Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable and the collection is probable.

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

2.             UNAUTHORIZED TRANSACTIONS, RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009.  The volume of these unauthorized transactions was $10,286,988 from July 1, 2009 until the unauthorized transactions were discovered in December 2009.

The unauthorized transaction related costs and recoveries, net line in the Consolidated Statements of Operations is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 16).  The insurance proceeds and other recoveries represent amounts received under the Company’s insurance and other settlements related to the unauthorized transactions.  Included in the other recoveries for the year ended June 30, 2011, is a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company for the excess portion of the bonus that he received during the restatement periods.  In addition, other recoveries for the year ended June 30, 2011 included $850,000 to be paid by the insurance company under the terms of the settlement of a legal action and $401,456 from garnishment of the 401(k) and Koss Employee Stock Ownership Trust (KESOT) balances of Ms. Sachdeva, the former VP-Finance.  For the years ended June 30, 2011 and 2010, these costs and recoveries were as follows:

	2011	2010
Legal fees	$3,035,269	$2,335,985
Professional fees	—	1,243,733
Total costs	3,035,269	3,579,718

Insurance proceeds	(2,398,202)	(1,746,469)
Other recoveries	(1,463,250)	(166,263)
Total recoveries	(3,861,452)	(1,912,732)

Unauthorized transaction related costs and (recoveries), net	$(826,183)	$1,666,986

3.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2011 and 2010 are summarized as follows:

	Estimated
	Useful Lives	2011	2010
Machinery and equipment	5-10 years	$527,450	$629,757
Furniture and office equipment	5-10 years	228,935	383,554
Tooling	5-10 years	2,958,268	4,160,970
Display booths	5-7 years	253,680	287,180
Computer equipment	3-10 years	742,797	724,448
Leasehold improvements	5-15 years	1,804,755	1,746,763
Assets in progress	N/A	1,546,019	814,335
		8,061,904	8,747,007
Less: accumulated depreciation and amortization		4,977,914	6,354,235
Equipment and leasehold improvements, net		$3,083,990	$2,392,772

4.             INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic income (loss) per share are computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2011 and 2010.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the years ended June 30, 2011 and 2010 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares under option of 1,334,308 and 1,159,308 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2011 and 2010, respectively, as they would be anti-dilutive.

5.                                       CREDIT FACILITIES

On February 16, 2009, the Company entered into a credit facility with Harris N.A. for an unsecured line of credit facility for up to a maximum of $10,000,000 up to and including January 29, 2010.  On October 9, 2009, the credit facility was extended to December 31, 2010.  The credit facility replaced the Company’s previous credit facility, which was terminated and contained substantially the same terms as the Company’s new credit facility.    The Company could use the credit facility for working capital, to refinance existing indebtedness, for stock repurchase and for general corporate purposes.  Borrowings under the credit facility bore interest at either the bank’s most recently publicly announced prime rate or at a London Interbank Offered Rate (“LIBOR”) based rate plus 1.25% as determined in accordance with the loan agreement. The weighted-average interest rate was 3.25% on the outstanding borrowings of $5,863,349 as of May 12, 2010.  The Company’s credit facility with Harris N.A. was terminated on May 12, 2010 and the outstanding balance of $5,863,349 as of that date was fully repaid.

On May 12, 2010, the Company entered into a new secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  The Credit Agreement expires on July 31, 2013. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At June 30, 2011 and 2010, the outstanding balance on this credit facility was $1,400,000 and $1,250,000, respectively.  The applicable interest rates at June 30, 2011 were 2.19% on $1,000,000 of outstanding balance and 3.25% on $400,000 of outstanding balance.  The applicable interest rates at June 30, 2010 were 2.84% on $1,000,000 of outstanding balance and 3.75% on $250,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of June 30, 2011 and 2010 were 2.49% and 3.02%, respectively.

6.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of June 30, 2011, there are 328,963 options available for future grants.  Options vest over a four or five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2011, there was approximately $845,893 of total unrecognized compensation cost related to stock options granted under the 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.91 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $442,998 and $435,121 in 2011 and 2010, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2011 or 2010.

The per share weighted average fair value of the stock options granted during the years ended June 30, 2011 and 2010 were $1.51 and $1.49, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2011 and 2010, the Company used the following weighted-average assumptions:

	2011	2010
Expected stock price volatility	49%	45%
Risk free interest rate	2.40%	2.40%
Expected dividend yield	4.58%	4.14%
Expected forfeitures	1.50%	1.50%
Expected life of options	4.6 years	4.7 years

The following table identifies options granted, exercised, cancelled, or available for exercise pursuant to the 1990 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at July 1, 2009	863,308	$7.76 - $14.40	$10.35	3.99	$—
Granted	390,000	$3.90 - $6.905	$6.39
Exercised	—	—	—
Expired	—	—	—
Forfeited	(94,000)	$6.275 - $13.09	$9.16
Shares under option at June 30, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$—
Granted	385,000	$5.24 - $5.76	$5.59
Exercised
Expired	(210,000)	$8.38 - $14.40	$12.21
Forfeited	—	—	—
Shares under option at June 30, 2011	1,334,308	$3.90 - $13.09	$7.61	4.01	$349,400

Exercisable as of June 30, 2010	627,308	$7.76 - $14.40	$10.72
Exercisable as of June 30, 2011	603,308	$3.90 - $13.09	$9.39

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$337,405	$349,599

During the years ended June 30, 2011 and 2010 total options of 385,000 and 390,000, respectively, were granted during the year at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $5.59 and $6.39 for the years ended June 30, 2011 and 2010, respectively.

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

The fair value of the written put option at both June 30, 2011 and 2010 was $125,000.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2011, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2011.    No shares were repurchased in 2011 or 2010.

8.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax provision (benefit) in 2011 and 2010 consisted of the following:

Year Ended June 30,	2011	2010
Current:
Federal	$867,051	$(5,848,321)
State	(193,058)	10,975
Deferred	1,269,627	4,024,929
	$1,943,620	$(1,812,417)

The 2011 and 2010 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2011	2010
Federal income tax expense (benefit) at statutory rate	$2,147,763	$(1,830,778)
State income taxes, net of federal tax benefit	244,860	(56,783)
(Decrease) increase in valuation allowance	(1,018,838)	109,683
Research and development credits	(13,585)	(14,550)
Stock-based compensation	353,099	—
Unrecognized tax benefits	50,000	—
Other	180,321	(19,989)
Total income tax expense (benefit)	$1,943,620	$(1,812,417)

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2011	2010
Deferred Income Tax Assets:
Deferred compensation	$731,978	$648,409
Stock-based compensation	364,071	698,891
Accrued expenses and reserves	1,318,002	1,395,982
Package design and trademarks	62,790	81,000
Unauthorized transactions	1,480,000	2,220,000
Federal and state net operating loss carryforwards	—	528,622
Valuation allowance	(8,366)	(1,027,204)
	3,948,475	4,545,700

	2011	2010
Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(311,962)	(219,600)
Capitalized research and development costs	(972,465)	(653,325)
Other	(2,061)	(925)
Net deferred income tax asset	$2,661,987	$3,671,850

Deferred income tax assets as presented on the consolidated balance sheets:

	2011	2010
Current deferred income tax assets	$1,028,796	$1,144,086
Noncurrent deferred income tax assets	1,633,191	2,527,764
Net deferred income tax assets	$2,661,987	$3,671,850

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

Accounting Standards Codification (“ASC”) Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2011.  As part of the unauthorized transactions, the Company has accrued interest of $498,806 and $660,989 at June 30, 2011 and 2010, respectively.

	2011	2010
Accrued interest at beginning of year	$660,989	$354,644
Interest charges to expense	325,370	306,345
Interest charges reversed	(487,735)	—
Accrued interest at the end of the year	$498,806	$660,989

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2011 and 2010.  The Company records interest related to unrecognized tax benefits in interest expense.  For the year ended June 30, 2011, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions. The Company reversed the accrued interest related to the tax return that was filed for the year ended June 30, 2007 because of the statute of limitations for this return. During the year ended June 30, 2011, the Company accrued interest related to the tax reporting of the unauthorized transactions for years ending after June 30, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized tax benefits at beginning of year	$300,000	$300,000
Gross increases — tax positions in prior years	299,938	—
Unrecognized tax benefits at end of year	$599,938	$300,000

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

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, Beginning of Year	Increase in Valuation Allowance	Release of Valuation Allowance	Balance at End Year
2011	$(1,027,204)	—	1,018,838	$(8,366)
2010	$(917,521)	(109,683)	—	$(1,027,204)

9.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2011	2010
Cooperative advertising and promotion allowances	$549,315	$677,844
Accrued returns	327,263	407,576
Product warranty obligations	388,036	339,150
Interest	498,806	660,989
Payroll taxes and other employee benefits	178,848	167,171
Management bonuses and profit-sharing	306,181	35,000
Legal and professional fees	495,452	2,009,656
Other	250,755	217,338
	$2,994,656	$4,514,724

10.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2011	2010
Accounts receivable	$(1,923,495)	$72,439
Inventories	590,323	251,510
Income taxes receivable	670,258	(928,550)
Prepaid expenses	(38,120)	(103,321)
Income taxes payable	599,938	(4,404,382)
Accounts payable	(1,152,108)	1,671,877
Accrued liabilities	(1,520,068)	2,424,670
Other liabilities	97,772	(46,700)
Net change	$(2,675,500)	$(1,062,457)

Net cash (refunded) paid during the year for:
Income taxes	$(558,906)	$(678,512)
Interest	$109,946	$122,793

11.           PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The Company’s products carry a lifetime warranty.  The Company also records a liability for specific warranty matters when they become known and are reasonably estimated.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.  Changes to the product warranty obligations for the years ended June 30, 2011 and 2010 are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Warranty Expenses Incurred	Balance at End Year
2011	$1,017,450	622,320	(475,662)	$1,164,108
2010	$1,087,000	325,226	(394,776)	$1,017,450

The warranty obligation is recorded as a current and long-term liability.

12.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  The expense recorded for such cash contributions approximated $5,000 during 2010.  No expense was recorded for 2011.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2011 and 2010, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were $388,448 and $323,540 during 2011 and 2010, respectively.

13.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $576,465 and $494,755 recorded as of June 30, 2011 and 2010, respectively.  Deferred compensation expense of $81,710 and $73,286 was recognized under this arrangement in 2011 and 2010, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,401,853 and $1,257,704 recorded as of June 30, 2011 and 2010, respectively.  Deferred compensation expense of $144,149 and $137,933 was recognized under this arrangement in 2011 and 2010, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

14.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $21,121,652 during 2011 and $20,416,375 during 2010.

The Company’s sales by region are as follows:

	2011	2010
United States	$20,396,483	$20,182,347
Europe	19,040,340	17,710,672
All other countries	2,081,312	2,705,703
Net sales	$41,518,135	$40,598,722

Sales during 2011 and 2010 to the Company’s five largest customers, which are generally large national retailers or foreign distributors, represented approximately 53% and 52% of the Company’s net sales, respectively.  Included in these percentages, sales to a single United States customer represented approximately 17% of the Company’s net sales during 2011 and 2010.  Net sales to a single Scandinavian distributor represented approximately 25% of the Company’s net sales during 2011 and 2010.

Included in accounts receivable as of June 30, 2011 and 2010 was 39% and 50%, respectively, due from the Company’s five largest customers.

15.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On August 15, 2007, the lease was renewed for a period of five years, ending June 30, 2013, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2011 and 2010.

In July 2011, the Company entered into agreements totaling approximately $1,730,000 for additional software and new product development.  The term of these commitments is less than one year.

16.           LEGAL MATTERS

As of June 30, 2011, the Company is party to the matters related to the unauthorized transactions described below:

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  An amended complaint was filed on September 10, 2010 adding Grant Thornton LLP as a defendant.  The Company and Grant Thornton filed separate Motions to Dismiss the claims.  On July 28, 2011, the Court issued an order that dismissed the Section 10(b) and Rule 10b-5 claims against Michael Koss and the claim against Grant Thornton, and ruled that the Section 10(b) and Rule 10b-5 claim against Koss Corporation and the Section 20(a) claim against Michael Koss survive the motion to dismiss.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•                      On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions. The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009, and is cooperating with the ongoing SEC investigation.

•                      On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit names as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton LLP, and Koss Corporation (as a nominal defendant); the second suit names the same parties except Grant Thornton LLP. Among other things, both suits allege various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits have been consolidated under Master File No. 10CV002422.  On or around June 7, 2011, counsel for the plaintiffs Mentkowski and Ruiz, Koss Corporation (as nominal defendant) and the Koss director defendants executed a Stipulation of Settlement, which was filed with the Circuit Court.  On or around June 24, 2011, the Circuit Court preliminarily approved the proposed settlement of the claims alleged against the Koss director defendants.  At a hearing held on August 26, 2011, the Circuit Court granted the motion for final approval of the settlement of the claims alleged by plaintiffs against the Koss director defendants.

•                      On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company plans to file an appeal.

•                      On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  This Motion to Dismiss has now been denied.  Grant Thornton also filed a Motion to Dismiss based on Forum Non Conveniens.  The hearing date for this second motion has been set by the Court for October 18, 2011.

•                      On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions.  Although Park Bank filed a Motion to Dismiss the action, the Circuit Court declined to consider the Motion and ordered that discovery proceed in the case.

The ultimate resolution of these matters is not determinable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: September 2, 2011
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	Dated: September 2, 2011
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 2, 2011.

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

14	Koss Corporation Code of Ethics.* The text of the Koss Corporation Code of Ethics has been posted on the Company’s website at www.koss.com.

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

*	Filed herewith
**	Furnished herewith