Form 10-Q
period 2011-09-30
KOSS CORP
filed 2011-10-28
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

At October 21, 2011, there were 7,382,706 shares outstanding of the registrant’s common stock.

KOSS CORPORATION AND SUBSIDIARY

FORM 10-Q

September 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Three Months Ended September 30,	2011	2010

Net sales	$8,754,785	$10,032,134
Cost of goods sold	5,426,543	5,670,525
Gross profit	3,328,242	4,361,609

Operating Expenses:
Selling, general and administrative expenses	2,885,187	3,104,664
Unauthorized transaction related costs and (recoveries), net	(50,414)	266,284
Total Operating Expenses	2,834,773	3,370,948

Income from operations	493,469	990,661

Other Income (Expense):
Interest income	—	20
Interest expense	(40,526)	(104,660)
Total Other Expense, net	(40,526)	(104,640)

Income before income tax provision	452,943	886,021

Income tax provision	172,346	323,162

Net income	$280,597	$562,859

Income per common share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$233,634	$160,542
Accounts receivable, less allowance for doubtful accounts of $287,591 and $278,828, respectively	5,256,655	6,015,212
Inventories	8,713,039	7,867,002
Prepaid expenses and other current assets	626,914	292,778
Income taxes receivable	258,292	258,292
Deferred income taxes	1,026,211	1,028,796
Total Current Assets	16,114,745	15,622,622

Equipment and leasehold improvements, net	3,338,127	3,083,990

Other Assets:
Product software development costs	3,439,562	3,229,370
Deferred income taxes	1,463,430	1,633,191
Cash surrender value of life insurance	4,189,476	3,836,314
Total Other Assets	9,092,468	8,698,875

Total Assets	$28,545,340	$27,405,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,698,675	$3,642,490
Accrued liabilities	2,095,894	2,994,656
Dividends payable	442,962	442,962
Income taxes payable	478,073	599,938
Total Current Liabilities	6,715,604	7,680,046

Long-Term Liabilities:
Line of credit facility	3,500,000	1,400,000
Deferred compensation	2,020,307	1,978,318
Derivative liability	125,000	125,000
Other liabilities	776,072	776,072
Total Long-Term Liabilities	6,421,379	4,279,390

Total Liabilities	13,136,983	11,959,436

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,269,087	2,144,416
Retained earnings	13,102,356	13,264,721
Total Stockholders’ Equity	15,408,357	15,446,051

Total Liabilities and Stockholders’ Equity	$28,545,340	$27,405,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended September 30,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$280,597	$562,859
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	8,763	73,397
Depreciation of equipment and leasehold improvements	166,296	158,144
Stock-based compensation expense	124,671	110,750
Provision for deferred income taxes	172,346	63,542
Change in cash surrender value of life insurance	(5,889)	3,043
Deferred compensation	41,989	56,465
Net changes in operating assets and liabilities (Note 10)	(1,394,821)	(2,098,527)
Net cash used in operating activities	(606,048)	(1,070,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(347,273)	(348,503)
Purchases of equipment and leasehold improvements	(420,433)	(135,466)
Product software development expenditures	(210,192)	(288,219)
Net cash used in investing activities	(977,898)	(772,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facility	2,100,000	2,325,000
Dividends paid to stockholders	(442,962)	(442,962)
Net cash provided by financing activities	1,657,038	1,882,038

Net increase in cash and cash equivalents	73,092	39,523
Cash and cash equivalents at beginning of period	160,542	125,496
Cash and cash equivalents at end of period	$233,634	$165,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2011 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The operating results for the three months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s June 30, 2011 Annual Report on Form 10-K.

2.             UNAUTHORIZED TRANSACTIONS

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009.

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Income is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 12).  The insurance and other recoveries represent amounts received under the Company’s insurance and other settlements related to the unauthorized transactions.  For the three months ended September 30, 2011 and 2010, these costs and recoveries were as follows:

	Three Months Ended September 30
	2011	2010

Legal fees	$448,906	$612,544
Professional fees	—	16,877
Total costs	448,906	629,421

Insurance and other recoveries	(499,320)	(363,137)

Unauthorized transaction related costs and (recoveries), net	$(50,414)	$266,284

See Note 12 below for additional information relating to the Company’s expectation of receiving additional proceeds from the sale of items that law enforcement seized relating to the unauthorized transactions.

3.             INVENTORIES

Inventories increased $846,037 for the three months ended September 30, 2011 due to stocking of product for the quarter ended December 2011.  The classification of inventories is as follows:

	September 30, 2011	June 30, 2011
Raw materials	$2,896,049	$2,632,654
Finished goods	5,816,990	5,234,348
Inventories	$8,713,039	$7,867,002

4.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per common share is computed based on the weighted-average number of common shares outstanding.  There were 7,382,706 weighted-average common shares outstanding for the three month periods ended September 30, 2011 and 2010.  When dilutive, stock options are included in earnings per share as share equivalents using the treasury stock method.

For the three months ended September 30, 2011 and 2010, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,749,308 and 1,474,308 were excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2011 and 2010, respectively, as they would be anti-dilutive.

5.                                       CREDIT FACILITY

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At September 30, 2011 and June 30, 2011, the outstanding balance on this credit facility was $3,500,000 and $1,400,000, respectively.  The applicable interest rates at September 30, 2011 were 3.25% on $2,500,000 of outstanding balance and 2.24% on $1,000,000 of outstanding balance.  The applicable interest rates at June 30, 2011 were 2.19% on $1,000,000 of outstanding balance and 3.25% on $400,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of September 30, 2011 and June 30, 2011 were 2.96% and 2.49%, respectively.

6.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of September 30, 2011, there are no options available for future grants.  Options vest over a four or five year period, with a maximum term of five to ten years.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  Beginning with options granted for the three months ended September 30, 2011, volatility was calculated using daily rates, which is a change from previous periods in which volatility was calculated using monthly rates.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.  The total fair value of options granted during the three months ended September 30, 2011 and 2010 was $854,739 and $582,832, respectively.

A summary of stock option activity under the plan for the three months ended September 30, 2011 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In- The-Money Options
Shares under option at July 1, 2011	1,334,308	$3.90 - $13.09	$7.61	4.01	$349,400
Granted	415,000	$5.97 - $6.60	$6.37
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Shares under option at September 30, 2011	1,749,308	$3.90 - $13.09	$7.32	4.46	$214,550

Exercisable as of June 30, 2011	603,308	$3.90 - $13.09	$9.39
Exercisable as of September 30, 2011	770,308	$3.90 - $13.09	$8.69

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the three months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$256,804	$132,817

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

The fair value of the option at September 30, 2011 and June 30, 2011 was $125,000.  The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

8.                                       INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2011 for Federal and fiscal 2006 through 2011 for most state jurisdictions.  There is an open examination by the Wisconsin Department of Revenue for the period July 1, 2005 through June 30, 2009.

The total liability for unrecognized tax benefits was $599,938 as of September 30, 2011 and June 30, 2011.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  As part of the unauthorized transactions, the Company has accrued interest of $511,792 and $498,806 at September 30, 2011 and June 30, 2011, respectively.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the three months ended September 30, 2011.

9.             DIVIDENDS DECLARED

On August 30, 2011, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on September 30, 2011 to be paid October 14, 2011.  Such dividend payable has been recorded at September 30, 2011.

10.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the three months ended:

	September 30, 2011	September 30, 2010

Accounts receivable	$749,794	$(1,096,268)
Inventories	(846,037)	(677,388)
Prepaid expenses and other assets	(334,136)	(243,173)
Income taxes	(121,865)	678,588
Accounts payable	56,185	589,138
Accrued liabilities	(898,762)	(1,349,424)
Net change	$(1,394,821)	$(2,098,527)

Net cash (refunded) paid during the three months for:
Income taxes	$121,865	$(418,968)
Interest	$25,697	$19,260

11.           STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three month periods ended:

	September 30,	September 30,
	2011	2010

Net income	$280,597	$562,859
Dividends declared	(442,962)	(442,962)
Stock-based compensation expense	124,671	110,750
(Decrease) / Increase in Stockholders’ Equity	$(37,694)	$230,647

12.           LEGAL MATTERS

Since learning of the unauthorized transactions by the Company’s former Vice President of Finance, Sujata Sachdeva in December 2009, the Company has been named in the matters described below.  The Company has also initiated certain actions against third parties, which are also described below, and may bring additional claims against other third parties.

•                  On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  On October 24, 2011, the Company announced that settlement in principle has been reached subject to Court approval involving the claims that were brought against the Company and Michael Koss.  This settlement involves a total payment of $1 million to the shareholders included within the class.  This amount will be funded by the Company’s insurance company, with any fee awarded to plaintiffs’ counsel to be paid out of the $1 million settlement.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•                  On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions.  The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009.  On October 24, 2011, the Company announced that the Company and Michael J. Koss agreed to a settlement with the SEC without admitting or denying the Commission’s charges in a Complaint that the SEC filed in Milwaukee, Wisconsin.  The Company and Michael J. Koss have consented to the entry of an injunctive order that would enjoin them from violating SEC regulations in the future.  The settlement imposes no financial penalty on the Company.  Michael J. Koss agreed to reimburse the Company an additional $242,419, which together with his previous voluntary reimbursement of $208,895, represents the full amount of bonuses that he received during the restatement periods.

•                      On February 16 and 18, 2010, separate shareholder derivative suits were filed in Milwaukee County Circuit Court in connection with the previously disclosed unauthorized transactions. The first suit named as defendants Michael Koss, John Koss Sr., the other Koss directors, Sujata Sachdeva, Grant Thornton LLP, and Koss Corporation (as a nominal defendant); the second suit named the same parties except Grant Thornton LLP. Among other things, both suits alleged various breaches of fiduciary and other duties, and seek recovery of unspecified damages and other relief. See Ruiz v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002422 (February 16, 2010) and Mentkowski v. Koss, et al., Circuit Court, Milwaukee County, Wisconsin, No. 10CV002290 (February 18, 2010).  These two shareholder derivative suits were consolidated under Master File No. 10CV002422.  On or around June 7, 2011, counsel for the plaintiffs Mentkowski and Ruiz, Koss Corporation (as nominal defendant) and the Koss director defendants executed a Stipulation of Settlement, which was filed with the Circuit Court.  On or around June 24, 2011, the Circuit Court preliminarily approved the proposed settlement of the claims alleged against the Koss director defendants.  At a hearing held on August 26, 2011, the Circuit Court granted the motion for final approval of the settlement of the claims alleged by plaintiffs against the Koss director defendants.  On September 19, 2011, the Court entered a Final Judgment and Order of Dismissal in the case.

•                      On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company is appealing these rulings.

•                      On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  This Motion to Dismiss has now been denied.  Grant Thornton also filed a Motion to Dismiss based on Forum Non Conveniens.  A hearing regarding this second Motion to Dismiss has been scheduled for January 2012.

•                      On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions, and discovery is now proceeding.

The ultimate resolution of these litigation matters is not determinable unless otherwise noted.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company expects to receive additional recoveries from the sale of approximately 25,000 items that law enforcement seized from Ms. Sachdeva.  In March and April 2011, the U.S. Marshals Service conducted auctions of jewelry and certain other items that were seized, and the Company believes that the gross proceeds from these auctions amounted to approximately $1.1 million.  The Company expects to receive the net proceeds from these auctions after deducting commissions and other related costs involved with the sale of the items.  The U.S. Marshals Service is planning to hold additional auctions in the future for the remaining items seized, with the net proceeds also being remitted to the Company.  The Company also expects to receive amounts from Ms. Sachdeva’s 401(k) plan and Employee Stock Ownership Trust account.  The U.S. Attorneys’ Office informed the Company that the Company will be receiving from the forfeiture efforts of Ms. Sachdeva’s assets additional proceeds from the sale of Ms. Sachdeva’s former residence, automobile, and life insurance policy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Operations — Net sales for the three months ended September 30 decreased to $8,754,785 in 2011 compared with $10,032,134 in 2010.  This $1,277,349 decrease in net sales was primarily driven by lower sales to an overseas distributor and to a large mass retailer in the United States.  Including the unauthorized transactions and unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $493,469 for the three months ended September 30, 2011, compared to income from operations of $990,661 for the three months ended September 30, 2010.  The decreased income from operations was primarily driven by the decline in sales and a decrease in the gross profit percentage from 43.5% to 38.0%.  These negative effects were partially offset by insurance and other unauthorized transaction related recoveries exceeding legal fees by $50,414 during the three months ended September 30, 2011 compared to a net cost of $266,284 for the three months ended September 30, 2010 as well as lower expenses for selling, general and administrative functions.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $443,055 or 5.1% of net sales for the three months ended September 30, 2011 compared to $1,256,945 or 12.5% of net sales for the three months ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2011 totaled $8,754,785 compared with $10,032,134 in the three months ended September 30, 2010.  This $1,277,349 or 12.7% decrease in net sales was primarily driven by lower sales to an overseas distributor and to a large mass retailer in the United States.  The decline in sales to the U.S. retail market reflects the increased number of competitors in this space.  In addition, consolidation of stores in movie rental companies and book retailers resulted in reduced sales in those markets.  Additions of new customers have not yet offset these declines.  It is uncertain if these declines will continue or if new customer sales will offset the declines in the future.

Gross profit for the three months ended September 30, 2011 was $3,328,242 or 38.0% of net sales compared to $4,361,609 or 43.5% of net sales for the three months ended September 30, 2010.  The decreased gross margin percentage was primarily due to increased costs from suppliers based in China. These increased costs from China suppliers were triggered by wage increases in March 2011.  The Company is working to offset the cost increases through less expensive sources, selective price increases, and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $2,885,187 as compared to $3,104,664 for the three months ended September 30, 2010.   The decrease in selling, general and administrative expenses was the result of lower legal fees for general corporate and patent work as well as lower profit-based compensation expense and bad debt expense.  Increased new product development expenses, in preparation for product launches in the next few months, partially offset these benefits.

Unauthorized Transactions

For the three months ended September 30, 2011, the Company incurred a net benefit of $50,414 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net benefit for the three months ended September 30, 2011 was $499,320 of insurance recoveries.  For the three months ended September 30, 2010, the Company incurred a net cost of $266,284 for legal and professional fees related to the unauthorized transactions.   Included in the net cost for the three months ended September 30, 2010 was $363,137 of insurance recoveries.

Operating Income

For the three months ended September 30, 2011, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $493,469 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $990,661 for the three months ended September 30, 2010.  The decrease in operating income was primarily the result of lower sales and a decrease in gross profit percentage, caused by higher costs for products manufactured in China.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $443,055 for the three months ended September 30, 2011 or 5.1% of net sales, compared to $1,256,945 or 12.5% of net sales for the three months ended September 30, 2010.

 Provision for Income Taxes

Income tax provision for the three months ended September 30, 2011 was $172,346 as compared to a tax provision of $323,162 for the three months ended September 30, 2010.  The effective income tax rate was 38.1% and 36.5% for the three months ended September 30, 2011 and 2010, respectively.   The effective tax rate was higher for the three months ended September 30, 2011 due to the impact of apportionment on state taxes.

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2011, cash used by operations was $606,048, as compared to $1,070,327 used for the three months ended September 30, 2010.  This change was primarily due to $280,597 of net income for the three months ended September 30, 2011 compared to income of $562,859 for the three months ended September 30, 2010.

Working capital was $9,399,140 at September 30, 2011 and $7,942,576 at June 30, 2011.  The net increase in working capital of $1,456,564 from June 30, 2011 primarily represents the increase in inventory and prepaid expenses as well as a decrease in accrued liabilities.  These increases to working capital were offset by decreased account receivable.  Inventory increased $846,037 for the three months ended September 30, 2011 due to seasonal stocking of product for the quarter ended December 2011.  Prepaid expenses increased as a result of annual insurance premium payments made in the three months ended September 30, 2011.  The decrease in accrued liabilities was driven by payment of volume rebates during the quarter and lower accruals for profit-based compensation.  Accounts receivable decreased because of the decrease in sales for the three months ended September 30, 2011 compared to the three months ended June 30, 2011.  As of September 30, 2011, the Company had open commitments of approximately $1,538,000 for software and new product development.

Investing Activities

Cash used in investing activities for the three months ended September 30, 2011 was $977,898 as compared to $772,188 for the three months ended September 30, 2010.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and capital expenditures, which mainly consisted of product software development costs, leasehold improvements and tooling to support production.

Financing Activities

Net cash provided by financing activities was $1,657,038 for the three months ended September 30, 2011 and $1,882,038 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, the Company received $2,100,000 from borrowing on its line of credit facility offset by $442,962 of dividend payments.  For the three months ended September 30, 2010, there was borrowing of $2,325,000 on the line of credit facility offset by dividend payments of $442,962.   The Company intends to continue to pay its regular quarterly dividends for the foreseeable future.

For the three months ended September 30, 2011 and 2010, there were no purchases of common stock and no stock options were exercised.

Liquidity

In addition to capital expenditures for tooling and completion of the software development, the Company has interest payments on its line of credit facility and planned normal quarterly dividend payments.  The Company believes that cash generated from operations, together with borrowings available under its line of credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments.  The long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facilities

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance outstanding on this facility was $3,500,000 as of September 30, 2011.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K for the period ended June 30, 2011, and the Form 10-Q for the period ended March 31, 2010, the Company implemented remedial measures in response to the previously disclosed unauthorized transactions. The Company implemented a new business system in the quarter ended September 30, 2011.  Although the Company’s management believes that these remedial measures and new business system have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls including the controls related to the new business system to confirm their effectiveness.  Once that testing is completed, management believes the disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were not effective.

Changes in Internal Controls over Financial Reporting.

The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  The Company implemented a new business system in the quarter ended September 30, 2011.  Other than this implementation, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

As of September 30, 2011, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 12 to the Condensed Consolidated financial statements included herein, which description is incorporated herein by reference.

Item 1A.                                                  Risk Factors

Not applicable.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2011, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2011)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan

July 1 — September 30	—	$0.00	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2011.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: October 28, 2011
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: October 28, 2011
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

101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith