Form 10-Q/A
period 2011-09-30
KOSS CORP
filed 2011-12-15
CIK 56701

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

EXPLANATORY NOTE

The purpose of this amendment to the Form 10-Q for the quarter ended September 30, 2011 is to correct a typographical error in the certifications contained in Exhibits 32.1 and 32.2.  In each certification, paragraph (i) has been revised to state that the certification covers the quarter ended September 30, 2011.  No other changes have been made to the Form 10-Q as filed on October 28, 2011.

PART II

OTHER INFORMATION

Item 6                     Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	Dated: December 15, 2011
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: December 15, 2011
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Description

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

**	Furnished herewith