Form 10-Q
period 2011-12-31
KOSS CORP
filed 2012-02-03
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2011

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

At January 27, 2012, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION AND SUBSIDIARY
FORM 10-Q
December 31, 2011

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
Net sales	$9,990,771	$12,800,806	$18,745,556	$22,832,940
Cost of goods sold	6,191,266	7,589,843	11,617,809	13,260,368
Gross profit	3,799,505	5,210,963	7,127,747	9,572,572

Operating Expenses:
Selling, general and administrative expenses	2,924,733	2,588,765	5,809,919	5,693,429
Unauthorized transaction related costs and (recoveries), net	(469,519)	204,900	(519,933)	471,184
Total Operating Expenses	2,455,214	2,793,665	5,289,986	6,164,613

Income from operations	1,344,291	2,417,298	1,837,761	3,407,959

Other Income (Expense):
Interest income	—	4	—	24
Interest expense	(24,012)	(107,348)	(64,538)	(212,008)
Total Other Expense, net	(24,012)	(107,344)	(64,538)	(211,984)

Income before income tax provision	1,320,279	2,309,954	1,773,223	3,195,975

Income tax provision	489,067	927,841	661,414	1,251,003

Net income	$831,212	$1,382,113	$1,111,809	$1,944,972

Income per common share:
Basic	$0.11	$0.18	$0.15	$0.26
Diluted	$0.11	$0.18	$0.15	$0.26

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$182,058	$160,542
Accounts receivable, less allowance for doubtful accounts of $293,136 and $278,828, respectively	4,374,473	6,015,212
Inventories	9,612,221	7,867,002
Prepaid expenses and other current assets	627,447	292,778
Income taxes receivable	414,540	258,292
Deferred income taxes	1,048,955	1,028,796
Total Current Assets	16,259,694	15,622,622

Equipment and leasehold improvements, net	3,110,943	3,083,990

Other Assets:
Product software development costs	3,942,572	3,229,370
Deferred income taxes	825,371	1,633,191
Cash surrender value of life insurance	4,188,098	3,836,314
Total Other Assets	8,956,041	8,698,875

Total Assets	$28,326,678	$27,405,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,852,943	$3,642,490
Accrued liabilities	2,355,469	2,994,656
Dividends payable	442,962	442,962
Income taxes payable	478,073	599,938
Total Current Liabilities	7,129,447	7,680,046

Long-Term Liabilities:
Line of credit facility	2,300,000	1,400,000
Deferred compensation	2,062,296	1,978,318
Derivative liability	125,000	125,000
Other liabilities	776,072	776,072
Total Long-Term Liabilities	5,263,368	4,279,390

Total Liabilities	12,392,815	11,959,436

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,406,344	2,144,416
Retained earnings	13,490,605	13,264,721
Total Stockholders’ Equity	15,933,863	15,446,051

Total Liabilities and Stockholders’ Equity	$28,326,678	$27,405,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended December 31	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,111,809	$1,944,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	14,718	10,459
Loss on disposals of equipment and leasehold improvements	—	40,000
Depreciation of equipment and leasehold improvements	343,484	317,073
Stock-based compensation expense	261,928	221,499
Provision for deferred income taxes	787,661	251,187
Change in cash surrender value of life insurance	(3,870)	6,926
Deferred compensation	83,978	112,929
Net changes in operating assets and liabilities (Note 10)	(1,160,714)	(1,955,232)
Net cash provided by operating activities	1,438,994	949,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(347,914)	(348,503)
Purchases of equipment and leasehold improvements	(370,437)	(397,232)
Product software development expenditures	(713,202)	(479,310)
Net cash used in investing activities	(1,431,553)	(1,225,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facility	900,000	1,250,000
Dividends paid to stockholders	(885,925)	(885,924)
Net cash provided by financing activities	14,075	364,076

Net increase in cash and cash equivalents	21,516	88,844
Cash and cash equivalents at beginning of period	160,542	125,496
Cash and cash equivalents at end of period	$182,058	$214,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Note 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2011 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  The consolidated financial information presented for the year ended June 30, 2011 includes results for Koss Classics Ltd. The Koss Classics Ltd. subsidiary was dissolved during the six months ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The operating results for the six months ended December 31, 2011, are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s June 30, 2011, Annual Report on Form 10-K.

Note 2.	UNAUTHORIZED TRANSACTIONS

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal 2005 through December 2009.

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Income is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 12).  The insurance and other recoveries represent amounts received under the Company’s insurance and other settlements related to the unauthorized transactions.  For the three and six months ended December 31, 2011 and 2010, these costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
Legal fees	$228,268	$755,044	$677,174	$1,367,588
Professional fees	—	25,681	—	42,558
Total costs	228,268	780,725	677,174	1,410,146

Insurance and other recoveries	(697,787)	(575,825)	(1,197,107)	(938,962)

Unauthorized transaction related costs and (recoveries), net	$(469,519)	$204,900	$(519,933)	$471,184

See Note 12 below for additional information relating to the Company’s expectation of receiving additional proceeds from the sale of items that law enforcement seized relating to the unauthorized transactions.

Note 3.	INVENTORIES

Inventories increased $1,745,219 for the six months ended December 31, 2011.  The classification of inventories is as follows:

	December 31, 2011	June 30, 2011
Raw materials	$3,057,517	$2,632,654
Finished goods	6,554,704	5,234,348
Inventories	$9,612,221	$7,867,002

Index

Note 4.	INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per common share is computed based on the weighted-average number of common shares outstanding.  There were 7,382,706 weighted-average common shares outstanding for the three and six month periods ended December 31, 2011 and 2010.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.

For the three and six months ended December 31, 2011 and 2010, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,614,308 and 1,474,308 were excluded from diluted weighted-average common shares outstanding for the three and six months ended December 31, 2011 and 2010, respectively, as they would be anti-dilutive.

Note 5.	CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over the London Interbank Offered Rate (LIBOR), depending on the Company’s leverage ratio.  The Credit Agreement expires on July 31, 2013. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At December 31, 2011 and June 30, 2011, the outstanding balance on this credit facility was $2,300,000 and $1,400,000, respectively.  The applicable interest rates at December 31, 2011 were 3.25% on $800,000 of outstanding balance, 2.30% on $500,000 of outstanding balance and 2.29% on $1,000,000 of outstanding balance.  The applicable interest rates at June 30, 2011 were 2.19% on $1,000,000 of outstanding balance and 3.25% on $400,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of December 31, 2011 and June 30, 2011 were 2.63% and 2.49%, respectively.

Note 6.	STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of December 31, 2011, there were 67,420 shares available for future grants.  Options vest over a four or five year period, with a maximum term of five to ten years.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  Beginning with options granted for the six months ended December 31, 2011, volatility was calculated using daily rates, which is a change from previous periods in which volatility was calculated using monthly rates.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.  The total fair value of options granted during the six months ended

Index

December 31, 2011 and 2010 was $886,204 and $582,832, respectively.

A summary of stock option activity under the plan for the six months ended December 31, 2011 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The-Money Options
Shares under option at June 30, 2011	1,334,308	$3.90-$13.09	$7.61	4.01	$349,400
Granted	440,000	$5.05-$6.60	$6.30
Exercised	—	—	—
Expired	—	—	—
Forfeited	160,000	$6.91	—
Shares under option at December 31, 2011	1,614,308	$3.90-$13.09	$7.32	4.46	$53,983

Exercisable as of June 30, 2011	603,308	$3.90-$13.09	$9.39
Exercisable as of December 31, 2011	690,308	$3.90-$13.09	$8.90

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the six months ended December 31, 2011 and 2010 is as follows:

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$256,804	$132,817

Note 7.	STOCK PURCHASE AGREEMENTS

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

The fair value of the option at December 31, 2011 and June 30, 2011 was $125,000.  The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

Note 8.	INCOME TAXES

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

The total liability for unrecognized tax benefits was $478,073 as of December 31, 2011 and $599,938 as of June 30, 2011.  The liability does not include an amount for accrued penalties.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  As part of the unauthorized transactions, the Company has accrued interest of $511,792 and $498,806 at December 31, 2011 and June 30, 2011, respectively.  The Company does not expect a significant increase or decrease to the

Index

total amounts of unrecognized tax benefits within the next 12 months.  There was no change in the amount of unrecognized tax benefits during the six months ended December 31, 2011.

Note 9.	DIVIDENDS DECLARED

On October 25, 2011, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on December 30, 2011 to be paid January 16, 2012.  Such dividend payable has been recorded as of December 31, 2011.

Note 10.	ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the six months ended:

	December 31, 2011	December 31, 2010
Accounts receivable	$1,626,021	$(752,775)
Inventories	(1,745,219)	(570,575)
Prepaid expenses and other current assets	(334,669)	(134,174)
Income taxes	(278,113)	1,418,783
Accounts payable	210,453	(399,720)
Accrued liabilities	(639,187)	(1,516,771)
Net change	$(1,160,714)	$(1,955,232)

Net cash (refunded) paid during the six months for:
Income taxes	$151,865	$(418,968)
Interest	$60,464	$48,585

Note 11.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the six month periods ended:

	December 31, 2011	December 31, 2010
Net income	$1,111,809	$1,944,972
Dividends declared	(885,925)	(885,924)
Stock-based compensation expense	261,928	221,499
Increase in Stockholders’ Equity	$487,812	$1,280,547

Note 12.	LEGAL MATTERS

The Company is currently involved in the following legal matters described below:

•
On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requests an award of compensatory damages in an amount to be proven at trial.  On October 24, 2011, the Company announced that a settlement in principle has been reached subject to Court approval involving the claims that were brought against the Company and Michael Koss.  This settlement involves a total payment of $1 million to the shareholders included within the class.  This amount will be funded by the Company’s insurance company, with any fee awarded to plaintiffs’ counsel to be paid out of the $1 million settlement.  See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•
On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions.  The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009.  On October 24, 2011, the

Index

Company announced that the Company and Michael J. Koss agreed to a settlement with the SEC without admitting or denying the Commission’s charges in a Complaint that the SEC filed in Milwaukee, Wisconsin.  The Company and Michael J. Koss have consented to the entry of an injunctive order that would enjoin them from violating SEC regulations in the future.  Pursuant to the settlement, Michael Koss reimbursed the Company 160,000 of options and an additional $242,419 in cash pursuant to Section 304 of the Sarbanes-Oxley Act, 15 U.S.C. Section 7243, which together with his previous voluntary reimbursement of $208,895, represents the full amount of bonuses that he received during the restatement periods.

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

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  This Motion to Dismiss has now been denied.  Grant Thornton also filed a Motion to Dismiss based on Forum Non Conveniens grounds and the Court granted this motion, holding that this case should be litigated in Milwaukee, Wisconsin as opposed to Cook County, Illinois. The Company is appealing this decision.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions, and discovery is now proceeding.

The ultimate resolution of these litigation matters is not determinable unless otherwise noted.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company expects to receive additional recoveries from the sale of approximately 25,000 items that law enforcement seized from Ms. Sachdeva.  In March and April 2011, the U.S. Marshals Service conducted auctions of jewelry and certain other items that were seized, and the Company believes that the gross proceeds from these auctions amounted to approximately $1.1 million.  The Company expects to receive the net proceeds from these auctions after deducting commissions and other related costs involved with the sale of the items.  The U.S. Marshals Service has held other auctions and is planning to hold additional auctions in the future for the remaining items seized, with the net proceeds also being remitted to the Company.  In November 2011, the Company received proceeds totaling $509,970 related to Ms. Sachdeva’s 401(k) plan. The Company expects to receive additional proceeds related to Ms. Sachdeva's Employee Stock Ownership Trust account.  The U.S. Attorneys’ Office informed the Company that it will be receiving additional proceeds from the sale of Ms. Sachdeva’s former residence, automobile, time share properties and life insurance policy resulting from their forfeiture efforts.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operations — Net sales for the three months ended December 31 decreased to $9,990,771 in 2011 compared with $12,800,806 in 2010.  This $2,810,035 decrease in net sales was primarily caused by lower sales to several European distributors and continued lower sales to a large mass retailer in the United States.  Including the unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $1,344,291 for the three months ended December 31, 2011, compared to income from operations of $2,417,298 for the three months ended December 31, 2010.  The decreased income from operations was primarily driven by the decline in sales, a decrease in the gross profit percentage from 40.7% to 38.0% and higher selling, general and administrative expenses.  These negative effects were partially offset by insurance and other unauthorized transaction related recoveries exceeding legal fees by $469,519 during the three months ended December 31, 2011 compared to a net cost of $204,900 for the three months ended December 31, 2010.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $874,772 or 8.8% of net sales for the three months ended December 31, 2011 compared to $2,622,198 or 20.5% of net sales for the three months ended December 31, 2010.

For the six months ended December 31, net sales decreased to $18,745,556 in 2011 compared with $22,832,940 in 2010.  This $4,087,384 decrease in net sales was primarily driven by lower sales to several overseas distributors and to a large mass retailer in the United States.  Including the unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $1,837,761 for the six months ended December 31, 2011, compared to income from operations of $3,407,959 for the six months ended December 31, 2010.  The decreased income from operations was primarily driven by the decline in sales, a decrease in the gross profit percentage from 41.9% to 38.0%, and higher selling, general and administrative expenses.  These negative effects were partially offset by insurance and other unauthorized transaction related recoveries exceeding legal fees by $519,933 during the six months ended December 31, 2011 compared to a net cost of $471,184 for the six months ended December 31, 2010.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,317,828 or 7.0% of net sales for the six months ended December 31, 2011 compared to $3,879,143 or 17.0% of net sales for the six months ended December 31, 2010.

Results of Operations

Three Months Ended December 31, 2011 to Three Months Ended December 31, 2010

Net Sales and Gross Profit

Net sales for the three months ended December 31, 2011 totaled $9,990,771 compared with $12,800,806 in the three months ended December 31, 2010.  This $2,810,035 or 22.0% decrease in net sales was primarily driven by lower sales to several overseas distributors and to a large mass retailer in the United States.  The decrease in sales to the overseas distributors appears to be caused by the difficult economy in Europe as well as stock balancing by these distributors. The decline in sales to the U.S. retail market reflects the increased number of competitors in this space and product placement within key retailers.  Additions of new customers have not yet offset these declines.  The Company is introducing new products in the second half of the fiscal year. It is uncertain if these sales declines will continue or if new customer sales and products will offset the declines in the future.

Gross profit for the three months ended December 31, 2011 was $3,799,505 or 38.0% of net sales compared to $5,210,963 or 40.7% of net sales for the three months ended December 31, 2010.  The decreased gross margin percentage was primarily due to increased costs from suppliers based in China. These increased costs from China suppliers were triggered by wage increases in March 2011.  For the three months ended December 31, 2011, the Company incurred approximately $309,000 of increased costs related to the products purchased from China. The Company is working to offset the cost increases through less expensive sources, selective price increases, and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 were $2,924,733 as compared to $2,588,765 for the three months ended December 31, 2010. The increase in selling, general and administrative expenses was primarily due to spending on new product development related to products planned for release starting in the three months ending March 31, 2012, and spending on preparation for attendance at a major industry trade show in January 2012. The Company spent $272,000 more on new product development in the three months ended December 31, 2011 than in the same

Index

period last year. These increased costs were partially offset by $141,000 less in profit-based compensation expense and $89,000 less in expenses for outside professional services.

Unauthorized Transactions

For the three months ended December 31, 2011, the Company incurred a net benefit of $469,519 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net benefit for the three months ended December 31, 2011 was $279,840 of insurance recoveries and a $242,419 bonus repayment by Michael J. Koss. The recoveries also included $175,528 of additional proceeds from the forfeiture of Ms. Sachdeva's 401(k) account over the amount recorded in the year ended June 30, 2011.  For the three months ended December 31, 2010, the Company incurred a net cost of $204,900 for legal and professional fees related to the unauthorized transactions.   Included in the net cost for the three months ended December 31, 2010 was $575,825 of insurance recoveries.

Operating Income

For the three months ended December 31, 2011, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $1,344,291 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $2,417,298 for the three months ended December 31, 2010.  The decrease in operating income was primarily the result of lower sales and a decrease in gross profit percentage, caused by higher costs for products manufactured in China.  Increased spending on new product development also resulted in lower operating income in the quarter. Operating income, excluding the unauthorized transactions and related costs and recoveries, was $874,772 for the three months ended December 31, 2011 or 8.8% of net sales, compared to $2,622,198 or 20.5% of net sales for the three months ended December 31, 2010.

 Provision for Income Taxes

Income tax provision for the three months ended December 31, 2011 was $489,067 as compared to a tax provision of $927,841 for the three months ended December 31, 2010.  The effective income tax rate was 37.0% and 40.2% for the three months ended December 31, 2011 and 2010, respectively.   The effective tax rate was lower for the three months ended December 31, 2011 due to the impact of state taxes.

Six Months Ended December 31, 2011 to Six Months Ended December 31, 2010

Net Sales and Gross Profit

Net sales for the six months ended December 31, 2011 totaled $18,745,556 compared with $22,832,940 in the six months ended December 31, 2010.  This $4,087,384 or 17.9% decrease in net sales was primarily driven by lower sales to several overseas distributors and to a large mass retailer in the United States.  The decrease in sales to the overseas distributors appears to be caused by the difficult economy in Europe. The decline in sales to the U.S. retail market reflects the increased number of competitors in this space.  Additions of new customers have not yet offset these declines. The Company is introducing new products in the second half of the fiscal year. It is uncertain if these sales declines will continue or if new customer sales and products will offset the declines in the future.

Gross profit for the six months ended December 31, 2011 was $7,127,747 or 38.0% of net sales compared to $9,572,572 or 41.9% of net sales for the six months ended December 31, 2010.  The decreased gross margin percentage was primarily due to increased costs from suppliers based in China. For the six months ended December 31, 2011, the Company incurred approximately $587,000 of increased costs related to the products purchased from China. The Company is working to offset the cost increases through less expensive sources, selective price increases, and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2011 were $5,809,919 as compared to $5,693,429 for the six months ended December 31, 2010.   The increase in selling, general and administrative expenses was primarily the result of increased new product development expenses, in preparation for product launches. The first of these new products will be launched in the quarter ended March 31, 2012. The Company spent $549,000 more on new product development in the six months ended December 31, 2011 than in the same period last year. These costs were partially offset by a $221,000 decline in profit-based compensation expense in the six months ended December 31, 2011.

Index

Unauthorized Transactions

For the six months ended December 31, 2011, the Company incurred a net benefit of $519,933 for the defense of legal actions related to the unauthorized transactions and related to certain claims initiated against third parties.  Included in the net benefit for the six months ended December 31, 2011 was $779,160 of insurance recoveries and a $242,419 bonus repayment by Michael J. Koss. The recoveries also included $175,528 of additional proceeds from the forfeiture of Ms. Sachdeva's 401(k) account over the amount recorded in the year ended June 30, 2011. For the six months ended December 31, 2010, the Company incurred a net cost of $471,184 for legal and professional fees related to the unauthorized transactions.   Included in the net cost for the six months ended December 31, 2010, was $938,962 of insurance recoveries.

Operating Income

For the six months ended December 31, 2011, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $1,837,761 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $3,407,959 for the six months ended December 31, 2010.  The decrease in operating income was primarily the result of lower sales, a decrease in gross profit percentage, caused by higher costs for products manufactured in China, and costs related to new product development.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,317,828 for the six months ended December 31, 2011 or 7.0% of net sales, compared to $3,879,143 or 17.0% of net sales for the six months ended December 31, 2010.

 Provision for Income Taxes

Income tax provision for the six months ended December 31, 2011 was $661,414 as compared to a tax provision of $1,251,003 for the six months ended December 31, 2010.  The effective income tax rate was 37.3% and 39.1% for the six months ended December 31, 2011 and 2010, respectively.   The effective tax rate was higher for the six months ended December 31, 2011 was lower due to the impact of state taxes.

Liquidity and Capital Resources

Operating Activities

For the six months ended December 31, 2011, cash provided by operations was $1,438,994, as compared to $949,813 for the six months ended December 31, 2010.  This change was primarily due to a smaller increase in working capital in the six months ended December 31, 2011 and the impact of deferred taxes. These impacts were partially offset by $1,111,809 of net income for the six months ended December 31, 2011 compared to income of $1,944,972 for the six months ended December 31, 2010.

Working capital was $9,130,247 at December 31, 2011 and $7,942,576 at June 30, 2011.  The net increase in working capital of $1,187,671 from June 30, 2011 primarily represents the increase in inventory and prepaid expenses as well as a decrease in accrued liabilities.  These increases to working capital were offset by decreased account receivable.  Inventory increased $1,745,219 for the six months ended December 31, 2011 primarily due to the decline in sales that caused some product overstock and stocking of product for new product introductions.  Prepaid expenses increased as a result of annual insurance premium payments made in the six months ended December 31, 2011.  The decrease in accrued liabilities primarily was driven by payment of volume rebates and lower accruals for profit-based compensation in the six months ended December 31, 2011.  Other accounts receivable decreased primarily due to collecting $850,000 from settlement of the shareholder derivative suit and $509,000 from the garnishment of the 401(k) balance held by Ms. Sachdeva, the former Vice President of Finance. In addition, accounts receivable declined primarily due to the decrease in sales for the three months ended December 31, 2011 compared to the three months ended June 30, 2011.  As of December 31, 2011, the Company had open commitments of approximately $1,105,000 for software and new product development.

Investing Activities

Cash used in investing activities for the six months ended December 31, 2011 was $1,431,553 as compared to $1,225,045 for the six months ended December 31, 2010.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and expenditures for product software development costs, leasehold improvements and tooling to support production.

Index

Financing Activities

Net cash provided by financing activities was $14,075 for the six months ended December 31, 2011 and $364,076 for the six months ended December 31, 2010.  For the six months ended December 31, 2011, the Company received $900,000 from borrowing on its line of credit facility offset by $885,925 of dividend payments.  For the six months ended December 31, 2010, there was borrowing of $1,250,000 on the line of credit facility offset by dividend payments of $885,924.   The Company intends to continue to pay its regular quarterly dividends for the foreseeable future.

For the six months ended December 31, 2011 and 2010, there were no purchases of common stock and no stock options were exercised.

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

Credit Facilities

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance outstanding on this facility was $2,300,000 as of December 31, 2011.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error, the circumvention or overriding of controls and procedures, and collusion to circumvent and conceal the overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the

Index

effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K for the period ended June 30, 2010, and the Form 10-Q for the period ended March 31, 2010, the Company implemented remedial measures in response to the previously disclosed unauthorized transactions. The Company implemented a new business system in the quarter ended September 30, 2011.  Although the Company’s management believes that these remedial measures and new business system have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls including the controls related to the new business system to confirm their effectiveness.  Once that testing is completed, management believes the disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were not effective.

Changes in Internal Controls over Financial Reporting

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

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 31, 2011, the Company has been named in several litigation matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 12 to the Condensed Consolidated financial statements included herein, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2011, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2011)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 — December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	Dated: February 3, 2012
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: February 3, 2012
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Index

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

Index

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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith