Form 10-Q
period 2012-03-31
KOSS CORP
filed 2012-05-11
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2012

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

At May 4, 2012, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION AND SUBSIDIARY
FORM 10-Q
March 31, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Net sales	$8,232,526	$8,419,663	$26,978,082	$31,252,603
Cost of goods sold	5,080,992	5,026,193	16,698,801	18,286,561
Gross profit	3,151,534	3,393,470	10,279,281	12,966,042

Operating Expenses:
Selling, general and administrative expenses	3,017,502	2,705,534	8,827,422	8,398,963
Unauthorized transaction related costs and (recoveries), net	(617,103)	(376,544)	(1,137,036)	94,640
Total Operating Expenses	2,400,399	2,328,990	7,690,386	8,493,603

Income from operations	751,135	1,064,480	2,588,895	4,472,439

Other Income (Expense):
Interest income	29,322	13,192	29,322	13,216
Interest expense	212,699	(109,725)	148,161	(321,733)
Total Other Income (Expense), net	242,021	(96,533)	177,483	(308,517)

Income before income tax provision	993,156	967,947	2,766,378	4,163,922

Income tax provision	96,441	326,985	757,854	1,577,988

Net income	$896,715	$640,962	$2,008,524	$2,585,934

Income per common share:
Basic	$0.12	$0.09	$0.27	$0.35
Diluted	$0.12	$0.09	$0.27	$0.35

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$119,391	$160,542
Accounts receivable, less allowance for doubtful accounts of $16,197 and $278,828, respectively	4,160,352	6,015,212
Inventories	9,152,820	7,867,002
Prepaid expenses and other current assets	484,369	292,778
Income taxes receivable	—	258,292
Deferred income taxes	818,489	1,028,796
Total Current Assets	14,735,421	15,622,622

Equipment and leasehold improvements, net	2,946,313	3,083,990

Other Assets:
Product software development costs	4,196,905	3,229,370
Deferred income taxes	1,844,452	1,633,191
Cash surrender value of life insurance	4,197,575	3,836,314
Total Other Assets	10,238,932	8,698,875

Total Assets	$27,920,666	$27,405,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,413,778	$3,642,490
Accrued liabilities	1,924,258	2,994,656
Dividends payable	442,962	442,962
Income taxes payable	1,146,051	599,938
Total Current Liabilities	6,927,049	7,680,046

Long-Term Liabilities:
Line of credit facility	1,500,000	1,400,000
Deferred compensation	2,104,286	1,978,318
Derivative liability	125,000	125,000
Other liabilities	776,072	776,072
Total Long-Term Liabilities	4,505,358	4,279,390

Total Liabilities	11,432,407	11,959,436

Stockholders’ Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,506,987	2,144,416
Retained earnings	13,944,358	13,264,721
Total Stockholders’ Equity	16,488,259	15,446,051

Total Liabilities and Stockholders’ Equity	$27,920,666	$27,405,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended March 31	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,008,524	$2,585,934
Adjustments to reconcile net income to net cash provided by operating activities:
Net recoveries of doubtful accounts	(6,017)	(22,219)
Loss on disposals of equipment and leasehold improvements	715	87,820
Depreciation of equipment and leasehold improvements	510,899	450,278
Stock-based compensation expense	362,571	332,249
Provision for deferred income taxes	(954)	565,028
Change in cash surrender value of life insurance	(12,706)	(2,761)
Deferred compensation	125,968	169,394
Net changes in operating assets and liabilities (Note 11)	(111,237)	(3,263,858)
Net cash flows provided by operating activities	2,877,763	901,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(348,555)	(348,503)
Purchases of equipment and leasehold improvements	(373,937)	(842,661)
Product software development expenditures	(967,535)	(669,452)
Net cash flows used in investing activities	(1,690,027)	(1,860,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facility	100,000	2,350,000
Dividends paid to stockholders	(1,328,887)	(1,328,887)
Payment on insurance policy loan	—	(54,989)
Net cash flows (used in) provided by financing activities	(1,228,887)	966,124

Net (decrease) increase in cash and cash equivalents	(41,151)	7,373
Cash and cash equivalents at beginning of period	160,542	125,496
Cash and cash equivalents at end of period	$119,391	$132,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2011 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  The consolidated financial information presented for the year ended June 30, 2011 includes results for Koss Classics Ltd., the Company's subsidiary that was dissolved in the current fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.  The operating results for the nine months ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

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

The unauthorized transaction related costs and recoveries, net line in the Condensed Consolidated Statements of Income is comprised of the legal and professional fees for legal defense costs as well as legal fees related to certain claims initiated against third parties (see Note 13).  The insurance and other recoveries represent amounts received under the Company’s insurance and other settlements related to the unauthorized transactions.  For the three and nine months ended March 31, 2012 and 2011, these costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Legal fees	$136,972	$828,352	$814,145	$2,238,498
Insurance and other recoveries	(754,075)	(1,204,896)	(1,951,181)	(2,143,858)
Unauthorized transaction related costs and (recoveries), net	$(617,103)	$(376,544)	$(1,137,036)	$94,640

See Note 13 for additional information relating to the Company’s expectation of receiving additional proceeds from the sale of items that law enforcement seized relating to the unauthorized transactions.

Note 3.	INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. Interest expense detail is as follows for the three and nine months ended March 31, 2012 and March 31, 2011:

Index

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Interest expense on secured credit facility	$(19,880)	$(24,263)	$(69,407)	$(73,805)
Interest expense for tax positions related to unauthorized transactions	—	(82,158)	(73,894)	(246,474)
Interest reversals for tax positions related to unauthorized transactions	232,579	—	293,305	—
Other interest expense	—	(3,304)	(1,843)	(1,454)
Interest (expense) reversal	$212,699	$(109,725)	$148,161	$(321,733)

Note 4.	INVENTORIES

Inventories increased $1,285,818 for the nine months ended March 31, 2012.  The classification of inventories is as follows:

	March 31, 2012	June 30, 2011
Raw materials	$3,299,854	$2,632,654
Finished goods	5,852,966	5,234,348
Inventories	$9,152,820	$7,867,002

Note 5.	INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per common share is computed based on the weighted-average number of common shares outstanding.  There were 7,382,706 weighted-average common shares outstanding for the three and nine month periods ended March 31, 2012 and 2011.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.

For the three and nine months ended March 31, 2012 and 2011, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,654,308 and 1,474,308 were excluded from diluted weighted-average common shares outstanding for the three and nine months ended March 31, 2012 and 2011, respectively, as they would be anti-dilutive.

Note 6.	CREDIT FACILITY

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At March 31, 2012 and June 30, 2011, the outstanding balance on this credit facility was $1,500,000 and $1,400,000, respectively.  The applicable interest rate at March 31, 2012 was 2.24% on $1,500,000 of outstanding balance.  The applicable interest rates at June 30, 2011 were 2.19% on $1,000,000 of outstanding balance and 3.25% on $400,000 of outstanding balance.  The weighted average interest rates in effect on the borrowings outstanding as of March 31, 2012 and June 30, 2011 were 2.24% and 2.49%, respectively.

Index

Note 7.	STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for the granting of various stock-based awards including stock options to eligible participants.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of March 31, 2012, there were 27,420 shares available for future grants.  Options vest over a three, four or five year period, with a maximum term of five to ten years.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  Beginning with options granted for the nine months ended March 31, 2012, volatility was calculated using daily rates, which is a change from previous periods in which volatility was calculated using monthly rates.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.  Expected pre-vesting option forfeitures are based on historical data.  The total fair value of options granted during the nine months ended March 31, 2012 and 2011 was $957,408 and $582,832, respectively.

A summary of stock option activity under the plan for the nine months ended March 31, 2012 is as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The-Money Options
Shares under option at June 30, 2011	1,334,308	$3.90-$13.09	$7.61	4.01	$349,400
Granted	480,000	$5.05-$6.60	$6.24
Exercised	—	—	—
Expired	—	—	—
Forfeited	160,000	$6.91	—
Shares under option at March 31, 2012	1,654,308	$3.90-$13.09	$7.28	4.22	$95,081

Exercisable as of June 30, 2011	603,308	$3.90-$13.09	$9.39
Exercisable as of March 31, 2012	700,308	$3.90-$13.09	$8.82

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the nine months ended March 31, 2012 and 2011 is as follows:

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$265,080	$141,294

Note 8.	STOCK PURCHASE AGREEMENTS

The Company has an agreement with its Chairman, John C. Koss, in the event of his death, at the request of the executor of the

Index

estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company.  As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.

The fair value of the option at March 31, 2012 and June 30, 2011 was $125,000.  The repurchase price is 95% of the fair value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

Note 9.	INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2011 for Federal and fiscal 2008 through 2011 for most state jurisdictions. In the three months ended March 31, 2012, the Company finalized certain Wisconsin examinations related to fiscal years 2006 though 2009.

The total liability for unrecognized tax benefits was $1,146,051 as of March 31, 2012 and $599,938 as of June 30, 2011.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits as interest expense.  The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  Unrecognized tax benefits increased by $546,113 during the nine months ended March 31, 2012.

Note 10.	DIVIDENDS DECLARED

On January 26, 2012, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on March 30, 2012 to be paid April 16, 2012.  Such dividend payable has been recorded as of March 31, 2012.

Note 11.	ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following for the nine months ended:

	March 31, 2012	March 31, 2011
Accounts receivable	$1,860,877	$(581,974)
Inventories	(1,285,818)	(1,218,718)
Prepaid expenses and other current assets	(191,591)	(105,137)
Income taxes	804,405	1,418,783
Accounts payable	(228,712)	(1,222,970)
Accrued liabilities	(1,070,398)	(1,553,842)
Net change	$(111,237)	$(3,263,858)

Net cash (refunded) paid during the nine months for:
Income taxes	$(45,597)	$(418,968)
Interest	$210,508	$73,763

Note 12.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine month periods ended:

Index

	March 31, 2012	March 31, 2011
Net income	$2,008,524	$2,585,934
Dividends declared	(1,328,887)	(1,328,887)
Stock-based compensation expense	362,571	332,249
Increase in Stockholders’ Equity	$1,042,208	$1,589,296

Note 13.	LEGAL MATTERS

The Company is currently involved in the following legal matters described below:

•
As previously reported, on January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael J. Koss and Sujata Sachdeva. On March 9, 2012, the Court entered an order preliminarily approving a proposed settlement involving the claims that were brought against the Company and Michael J. Koss (the "Proposed Settlement") and directing that notice of the Proposed Settlement be given to the proposed settlement class. The Proposed Settlement involves a total payment of $1 million to the shareholders included within the proposed settlement class. This amount was funded by the Company’s insurance company, with any fee awarded to lead plaintiffs' counsel to be paid out of the $1 million payment. The Court scheduled a settlement hearing for July 10, 2012, to determine: whether the Proposed Settlement is fair, reasonable and adequate to the Class and should be approved by the Court; whether to certify a settlement class; whether a judgment as provided in the Proposed Settlement should be entered; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses that should be awarded to lead plaintiffs' counsel. See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•
On January 26, 2010, the SEC’s Division of Enforcement advised the Company that it obtained a formal order of investigation in connection with the unauthorized transactions.  The Company voluntarily brought the unauthorized transactions to the SEC staff’s attention when they were discovered in December 2009.  On October 24, 2011, the Company announced that the Company and Michael J. Koss agreed to a settlement with the SEC without admitting or denying the Commission’s charges in a Complaint that the SEC filed in Milwaukee, Wisconsin.  On February 23, 2012, the United States District Court for the Eastern District of Wisconsin entered Final Judgments against the Company and Michael J. Koss in accordance with the terms of the settlement. See United States Securities and Exchange Commission v. Koss Corporation and Michael J. Koss, civil action no. 2:11-cv-00991.  Pursuant to the settlement, Michael J. Koss reimbursed the Company 160,000 of options and an additional $242,419 in cash pursuant to Section 304 of the Sarbanes-Oxley Act, 15 U.S.C. Section 7243, which together with his previous voluntary reimbursement of $208,895, represents the full amount of bonuses that he received during the restatement periods.

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company has appealed these rulings.

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Grant Thornton filed a claim for contribution against the Koss outside directors, a claim for contribution against John Koss Sr., and claims for contribution and/or common law indemnity and fraudulent misrepresentation against Michael J. Koss. Ms. Sachdeva subsequently filed a response to the complaint and Grant Thornton filed a Motion to Dismiss the action.  This Motion to Dismiss was denied.  Grant Thornton also filed a Motion to Dismiss based on Forum Non Conveniens grounds and the Court granted this motion, holding that this case should be litigated in Milwaukee, Wisconsin as opposed to Cook County, Illinois. The Company has appealed this decision.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of negligence relating to the unauthorized transactions, and discovery is now proceeding.

Index

The ultimate resolution of these litigation matters is not determinable unless otherwise noted.

On November 17, 2010, Sujata Sachdeva was sentenced to 11 years in prison.  As part of a restitution order that was entered relating to her sentence, the Company received $640,384 during the 3 months ended March 31, 2012 from the sale or transfer of certain of Ms. Sachdeva's assets that were seized by law enforcement and $53,983 of additional proceeds from the sale of Ms. Sachdeva's shares held in the Koss Employee Stock Ownership Trust. The Company expects to receive recoveries from the sale of additional assets that law enforcement seized from Ms. Sachdeva.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operations — Net sales for the three months ended March 31 decreased to $8,232,526 in 2012 compared with $8,419,663 in 2011.  This $187,137 decrease in net sales was primarily caused by lower sales to a large mass retailer in the United States.  Including the unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $751,135 for the three months ended March 31, 2012, compared to income from operations of $1,064,480 for the three months ended March 31, 2011.  The decreased income from operations was primarily driven by the decline in sales, a decrease in the gross profit percentage from 40.3% to 38.3% and higher selling, general and administrative expenses.  These negative effects were partially offset by insurance and other unauthorized transaction related recoveries exceeding legal fees by $617,103 during the three months ended March 31, 2012 compared to a net recovery of $376,544 for the three months ended March 31, 2011.  In the three months ended March 31, 2012, the Company received $640,384 of forfeiture proceeds from the sale of certain assets seized from Ms. Sachdeva, the former VP of Finance and $53,983 of additional proceeds from the sale of Ms. Sachdeva's shares held in the Koss Employee Stock Ownership Trust. Operating income, excluding the unauthorized transactions and related costs and recoveries, was $134,032 or 1.6% of net sales for the three months ended March 31, 2012 compared to $687,936 or 8.2% of net sales for the three months ended March 31, 2011.

For the nine months ended March 31, net sales decreased to $26,978,082 in 2012 compared with $31,252,603 in 2011.  This $4,274,521 decrease in net sales was primarily driven by lower sales to several overseas distributors and to a large mass retailer in the United States.  Including the unauthorized transaction related costs and recoveries, net of expenses, the Company had income from operations of $2,588,895 for the nine months ended March 31, 2012, compared to income from operations of $4,472,439 for the nine months ended March 31, 2011.  The decreased income from operations was primarily driven by the decline in sales, a decrease in the gross profit percentage from 41.5% to 38.1%, and higher selling, general and administrative expenses.  These negative effects were partially offset by insurance and other unauthorized transaction related recoveries exceeding legal fees by $1,137,036 during the nine months ended March 31, 2012 compared to a net cost of $94,640 for the nine months ended March 31, 2011.  Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,451,859 or 5.4% of net sales for the nine months ended March 31, 2012 compared to $4,567,079 or 14.6% of net sales for the nine months ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2012 totaled $8,232,526 compared with $8,419,663 in the three months ended March 31, 2011.  This $187,137 or 2.2% decrease in net sales was primarily driven by lower sales to a large mass retailer in the United States.  The decline in sales to the U.S. retail market reflects the increased number of competitors in this space and product placement within key retailers.  Sales to European distributors, which were lower in the first six months of the year as compared to the same six months last year, rebounded in the three months ended March 31, 2012 to be slightly higher than the same period last year. The Company introduced new products late in the quarter ended March 31, 2012 with additional products scheduled to be introduced in the quarter ended June 30, 2012. It is uncertain if these sales declines will continue or if new customer sales and new products will offset the declines in the future.

Gross profit for the three months ended March 31, 2012 was $3,151,534 or 38.3% of net sales compared to $3,393,470 or 40.3% of net sales for the three months ended March 31, 2011.  The decreased gross margin percentage for the three months ended March 31, 2012 was primarily due to approximately $216,000 of increased costs related to products purchased from suppliers based in China. The Company has taken actions to offset the cost increases through less expensive sources, selective price increases, and new product introductions. The Company intends to take additional steps to minimize the impact of these increased costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $3,017,502 as compared to $2,705,534 for the three months ended March 31, 2011. The increase in selling, general and administrative expenses was primarily due to spending on new product development and marketing related to products released in the three months ended

Index

March 31, 2012 as well as products scheduled to be introduced in the three months ending June 30, 2012. The Company spent $287,000 more on new product development in the three months ended March 31, 2012 than in the same period last year. In addition, the Company attended a major industry trade show in January 2012. Spending on the industry trade show in January 2012 was approximately $150,000. These increased costs were partially offset by $97,000 less in expenses for outside professional services and $17,000 less in profit-based compensation expense.

Unauthorized Transactions

For the three months ended March 31, 2012, the Company recorded a net recovery of $617,103 for unauthorized transaction related costs and recoveries. This included $136,972 of legal fees for legal actions related to the unauthorized transactions.  In the three months ended March 31, 2012, the Company received $640,384 of forfeiture proceeds from the sale of certain assets seized from Ms. Sachdeva, $59,708 of insurance recoveries, and $53,983 of additional proceeds from the sale of Ms. Sachdeva's shares held in the Koss Employee Stock Ownership Trust. For the three months ended March 31, 2011, the Company recorded a net recovery of $376,544 for unauthorized transaction related costs and recoveries.   Included in the net recovery for the three months ended March 31, 2011 was $996,001 of insurance recoveries and $208,895 of bonus reimbursement by the CEO.

Operating Income

For the three months ended March 31, 2012, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $751,135 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $1,064,480 for the three months ended March 31, 2011.  The decrease in operating income was primarily the result of lower sales and a decrease in gross profit percentage, caused primarily by higher costs of goods sourced from suppliers in China.  Increased spending on new product development and marketing also resulted in lower operating income in the quarter. Operating income, excluding the unauthorized transactions and related costs and recoveries, was $134,032 for the three months ended March 31, 2012 or 1.6% of net sales, compared to $687,936 or 8.2% of net sales for the three months ended March 31, 2011.

Interest Expense

In the three months ended March 31, 2012, the Company reversed $232,579 of interest expense related to the tax positions on the unauthorized transactions. The Company concluded the open examination by the state of Wisconsin and the statute of limitations closed on other open years.

 Provision for Income Taxes

Income tax provision for the three months ended March 31, 2012 was $96,441 compared to $326,985 for the three months ended March 31, 2011.  The effective income tax rate was 9.7% and 33.8% for the three months ended March 31, 2012 and 2011, respectively.   The effective tax rate was lower for the three months ended March 31, 2012 due to the recognition of benefits from returns as filed partially offset by an increase in the valuation allowance.

Nine Months Ended March 31, 2012 to Nine Months Ended March 31, 2011

Net Sales and Gross Profit

Net sales for the nine months ended March 31, 2012 totaled $26,978,082 compared with $31,252,603 in the nine months ended March 31, 2011.  This $4,274,521 or 13.7% decrease in net sales was primarily driven by lower sales to several overseas distributors and to a large mass retailer in the United States.  The decrease in sales to the overseas distributors appears to be caused in part by the difficult economy in Europe. The decline in sales to the U.S. retail market reflects the increased number of competitors in this space.  Additions of new customers and products have not yet offset these declines. The Company introduced new products late in the nine months ended March 31, 2012 with additional products scheduled to be introduced in the quarter ending June 30, 2012. It is uncertain if these sales declines will continue or if new customer sales and new products will offset the declines in the future.

Gross profit for the nine months ended March 31, 2012 was $10,279,281 or 38.1% of net sales compared to $12,966,042 or 41.5% of net sales for the nine months ended March 31, 2011.  The decreased gross margin percentage for the nine months ended March 31, 2012 was primarily due to approximately $961,000 of increased costs related to products sourced from suppliers based in China. The Company is working to offset the cost increases through less expensive sources, selective price increases, and new product introductions.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $8,827,422 as compared to $8,398,963 for the nine months ended March 31, 2011.  The increase in selling, general and administrative expenses was primarily the result of increased new product development and marketing expenses, in preparation for new product launches. Several new products were introduced during the quarter ended March 31, 2012. Additional new products are scheduled to be introduced in the quarter ending June 30, 2012. The Company spent approximately $836,000 more on new product development in the nine months ended March 31, 2012 than in the same period last year. In addition, the Company attended a major industry trade show in January 2012. Approximately $183,000 more was spent on trade shows in the nine months ended March 31, 2012 than during the same period last year. These costs were partially offset by a decline in professional fees of approximately $714,000 and a $182,000 decline in profit-based compensation expense in the nine months ended March 31, 2012.

Unauthorized Transactions

For the nine months ended March 31, 2012, the Company recorded a net recovery of $1,137,036 for unauthorized transaction related costs and recoveries, including $814,145 of legal costs for defense of certain actions and certain claims initiated against third parties.  Included in the net recovery for the nine months ended March 31, 2012 was $838,867 of insurance recoveries, a $242,419 bonus reimbursement by Michael J. Koss, and $640,384 of proceeds received from the forfeiture of certain assets seized from Ms. Sachdeva, the former VP of Finance. The recoveries also included $175,528 of additional proceeds from the forfeiture of Ms. Sachdeva's 401(k) account and $53,983 of proceeds from the sale of Ms. Sachdeva's shares held in the Koss Employee Stock Ownership Trust. For the nine months ended March 31, 2011, the Company incurred a net cost of $94,640 for unauthorized transaction related costs and recoveries.   Included in the net cost for the nine months ended March 31, 2011, was $1,932,064 of insurance recoveries, which included $208,895 of bonus reimbursement by the CEO.

Operating Income

For the nine months ended March 31, 2012, the Company had operating income, including the unauthorized transaction related costs and recoveries, of $2,588,895 compared to an operating income, including the unauthorized transaction related costs and recoveries, of $4,472,439 for the nine months ended March 31, 2011.  The decrease in operating income was primarily the result of lower sales, a decrease in gross profit percentage, caused by higher costs for products manufactured in China, and costs related to new product development and marketing.  There were also increased costs from attending a major industry trade show in January 2012. These costs were partially offset by lower professional fees and lower profit-based compensation. Operating income, excluding the unauthorized transactions and related costs and recoveries, was $1,451,859 for the nine months ended March 31, 2012 or 5.4% of net sales, compared to $4,567,079 or 14.6% of net sales for the nine months ended March 31, 2011.

Interest Expense

In the nine months ended March 31, 2012, the Company reversed $293,305 of interest expense related to the tax positions on the unauthorized transactions. In the three months ended March 31, 2012, the Company concluded the open examination by the state of Wisconsin and the statute of limitations closed on other open years.

 Provision for Income Taxes

Income tax provision for the nine months ended March 31, 2012 was $757,854 as compared to a tax provision of $1,577,988 for the nine months ended March 31, 2011.  The effective income tax rate was 27.4% and 37.9% for the nine months ended March 31, 2012 and 2011, respectively.   The effective tax rate was lower for the nine months ended March 31, 2012 due to the recognition of benefits from returns as filed partially offset by an increase in the valuation allowance.

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2012, cash provided by operations was $2,877,763, as compared to $901,865 for the nine months ended March 31, 2011.  This change was primarily due to a reduction in accounts receivable during the nine months ended March 31, 2012.

Index

Working capital was $7,808,372 at March 31, 2012 and $7,942,576 at June 30, 2011.  The net decrease in working capital of $134,204 from June 30, 2011 primarily represents the decrease in accounts receivable which was partially offset by an increase in inventory.  Inventory increased $1,285,818 for the nine months ended March 31, 2012 primarily due to the decline in sales that caused some product overstock and stocking of product for new product introductions.    The decrease in accrued liabilities was caused by lower accrued interest due to settlement of the Wisconsin income tax audit and statute of limitations expiring. In addition, there was lower profit based compensation accruals at March 31, 2012.  As of March 31, 2012, the Company had open commitments of approximately $553,000 for software and new product development.

Investing Activities

Cash used in investing activities for the nine months ended March 31, 2012 was $1,690,027 as compared to $1,860,616 for the nine months ended March 31, 2011.  Cash used in investing activities for both periods was largely due to life insurance premiums paid and expenditures for product software development costs, leasehold improvements and tooling to support production.

Financing Activities

Net cash used by financing activities was $1,228,887 for the nine months ended March 31, 2012 compared to net cash provided of $966,124 for the nine months ended March 31, 2011.  For the nine months ended March 31, 2012, the Company received $100,000 from borrowing on its line of credit facility offset by $1,328,887 of dividend payments.  For the nine months ended March 31, 2011, there was borrowing of $2,350,000 on the line of credit facility offset by dividend payments of $1,328,887.   The Company intends to continue to pay its regular quarterly dividends for the foreseeable future.

For the nine months ended March 31, 2012 and 2011, there were no purchases of common stock and no stock options were exercised.

Liquidity

In addition to capital expenditures for tooling and continued software development, the Company has interest payments on its line of credit facility and planned normal quarterly dividend payments.  The Company believes that cash generated from operations, together with borrowings available under its line of credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, software development and dividend payments.  The long-term outlook for the Company is positive and management continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facilities

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  The Credit Agreement expires on July 31, 2013.  The Company and the Lender also entered into the Pledge and Security Agreement under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance outstanding on this facility was $1,500,000 as of March 31, 2012.

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

Index

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012.  As discussed in “Changes in Internal Controls” section of the Company’s Form 10-K for the period ended June 30, 2010, and the Form 10-Q for the period ended March 31, 2010, the Company implemented remedial measures in response to the previously disclosed unauthorized transactions. The Company implemented a new business system in the quarter ended September 30, 2011.  Although the Company’s management believes that these remedial measures and new business system have addressed the weaknesses in the Company’s disclosure controls and procedures, the Company must allow a sufficient amount of time to elapse to permit testing of these controls, including the controls related to the new business system to confirm their effectiveness.  Once that testing is completed, management believes the disclosure controls and procedures will be deemed effective.  However, as a result of the Company’s inability to complete the testing and confirmation process, management has concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were not effective.

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

As of March 31, 2012, the Company is currently involved in several legal matters and has initiated certain actions against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 13 to the Condensed Consolidated financial statements included herein, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2012, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2012)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: May 11, 2012
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: May 11, 2012
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended March 31, 2012 and 2011000, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2012 and 2011000 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith