Form 10-K
period 2012-06-30
KOSS CORP
filed 2012-08-27
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Securities registered pursuant to Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common voting stock held by nonaffiliates of the registrant as of December 31, 2011 was approximately $11,497,395 (based on the $5.00 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 30, 2011).

On August 17, 2012, 7,382,706 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2012 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
June 30, 2012

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

PART I

ITEM 1.                                                     BUSINESS.

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its former consolidated wholly-owned subsidiary, Koss Classics Ltd. (“Koss Classics”), which was dissolved in the three months ended September 30, 2011.  The Company was incorporated in Delaware in 1971.

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

In fiscal year 2012, the Company launched the Striva products which allow the consumer to listen to the stereo headphones directly from the World Wide Web using Wi-Fi. These products are sold through the Koss website.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has approximately 441 trademarks registered in 90 countries around the world and patents in 31 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  These trademarks are maintained throughout the countries in which the Company sells its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2012, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased interest as gift items throughout the year.  Management of the Company believes that its business and industry segment are no longer seasonal as evidenced by the fact that net sales for the year ended June 30, 2012 were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its dealers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2012 is not significant in relation to net sales during fiscal year 2012 or projected fiscal year 2013 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 17,000 domestic retailers and numerous retailers worldwide.  During fiscal year 2012, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 25% of net sales and sales to Walmart accounted for 11% of fiscal year 2012 net sales.  In fiscal year 2011, net sales to Tura Scandinavia AB and Walmart, accounted for 25% and 17% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB and Walmart) accounted for approximately 48% and 53% of total net sales in fiscal years 2012 and 2011, respectively.

The recently launched Striva product line is sold directly to consumers through the Koss website. This product line was launched late in fiscal year 2012 and sales of these products were not significant in fiscal year 2012.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was approximately $1,306,000 during fiscal year 2012 as compared with approximately $900,000 during fiscal year 2011. These activities were conducted by both Company personnel and outside consultants.  The Company expects that research and development costs will continue and it is planning to introduce a several new product offerings during fiscal year 2013.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2012 and 2011, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2012, the Company employed 60 people, who are all non-union.  The Company also engages temporary personnel.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and net income.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 18 to the consolidated financial statements.

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

	2012	2011
United States	$17,155,135	$19,532,323
Sweden	9,361,346	10,450,895
Cyprus	1,901,601	1,119,701
Russia	1,430,949	2,139,521
Canada	1,220,109	1,079,081
Czech Republic	1,200,374	1,237,034
All other countries	5,596,253	5,959,580
Net sales	$37,865,767	$41,518,135

In addition to a manufacturing facility in Milwaukee, Wisconsin, the Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent suppliers are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 57% of the Company’s 2012 net sales) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

ITEM 2.                                                     PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from its Board Chairman.  On May 15, 2012, the lease was renewed extending the expiration to June 30, 2018.  The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2012, the Company is involved in several legal matters and has initiated certain actions against third parties related to the unauthorized transactions as previously reported. A description of these legal matters is included at Note 20 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were approximately 1,420 record holders of the Company’s common stock as of August 1, 2012.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2010	$5.90	$5.15	$0.06
December 31, 2010	$5.75	$4.60	$0.06
March 31, 2011	$7.81	$4.90	$0.06
June 30, 2011	$7.54	$5.25	$0.06
September 30, 2011	$6.75	$5.25	$0.06
December 31, 2011	$6.27	$4.92	$0.06
March 31, 2012	$5.95	$5.00	$0.06
June 30, 2012	$5.68	$4.91	$0.06

The Company’s stockholders are entitled to receive dividends as may be declared by the Board of Directors and paid out of funds legally available therefore.  The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2012.  On April 26, 2012 the Company announced its quarterly dividend of $0.06 per share for stockholders of record on June 29, 2012.  The dividend was paid on July 16, 2012.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2012)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2012, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October of 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2012. No purchases were made during the year ended June 30, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2012 and 2011.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K..

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

As headphones become more integral to use of music listening devices in the portable electronics market, the business volume becomes variable throughout the year. Changes in volume are more dependent on adding new customers or changes in economic conditions than they are on seasonality or the traditional holiday shopping season.

Many of the Company's products could be viewed as essential by the consumer and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2012.

As a result of the unauthorized transactions that the Company previously reported, the Company restated its previously issued consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2009, and for the three month period ended September 30, 2009.  The Company also amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include condensed consolidated financial statements and related notes thereto, which were delayed as a result of the restatements.  All of these amended reports were filed on June 30, 2010, and should be read in conjunction with this Annual Report on Form 10-K.

Fiscal Year 2012 Summary

•	Net sales dropped (8.8)% to $37,865,767 on declines at the top two customers exceeding sales created by new customers.

•	Gross profit as a percent of sales declined 2.2% to 38.4% due to increased product costs from manufacturers based in China and the impact of the reduction in net sales.

•	Selling, general and administrative spending was higher due to costs of new product development and marketing and attendance at the CES trade show.

•	Unauthorized transaction related costs decreased dramatically as legal expenses related to lawsuits and the SEC investigation declined due to resolution of those issues.

•	Unauthorized transaction related recoveries declined due to less insurance reimbursement of legal fees as those fees declined. We anticipate additional recoveries from the sale of forfeited assets.

•
Koss finished the year with no borrowings on the bank line of credit compared to $1,400,000 at the beginning of the year. Net cash flows from operating and investing activities in 2012 increased to $3,061,335 compared to $1,711,883 in fiscal 2011. In fiscal year 2011, cash was used to reduce outstanding amounts due to vendors to get to normal terms. In fiscal year 2012, the Company invested less than normal in equipment and tooling. There was continued investment in capitalized software in fiscal year 2012 and it was more than in fiscal year 2011.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2012	2011
Net sales	$37,865,767	$41,518,135
Net sales gain / (loss) %	(8.8)%	2.3%
Gross profit	$14,531,415	$16,856,632
Gross profit as % of net sales	38.4%	40.6%
Selling, general and administrative expenses	$12,115,472	$11,431,497
Selling, general and administrative expenses as % of net sales	32.0%	27.5%
Unauthorized transaction related costs	$987,285	$3,035,269
Unauthorized transaction related recoveries	$(2,458,103)	$(3,861,452)
Unauthorized transaction related costs (recoveries), net	$(1,470,818)	$(826,183)
Income from operations	$3,886,761	$6,251,318
Income from operations as % of net sales	10.3%	15.1%
Other income (expense)	$153,745	$65,633
Income tax provision	$1,100,091	$1,943,620
Income tax provision as % of income before taxes	27.2%	30.8%

2012 Results of Operations Compared with 2011

Net sales for 2012 declined due primarily to a decrease in sales to a large mass retailer in the United Sates. The decline in sales to the U.S. retail market reflects the increased number of competitors in this space and product placement within key retailers. The Company saw some weakness in sales to European distributors in the first six months of the year, but this was largely mitigated by increased sales in the latter part of the year. Addition of new customers and introduction of new products in the second half of the year helped to reduce the sales declines seen in the first half.

Gross profit as a percent of sales in 2012 was 38.4% which was 2.2% lower than 2011. The decline in gross profit percentage was almost entirely the result of increased product costs from contract manufacturers based in China. The Company has taken actions to offset the cost increases through less expensive sources, selective price increases, and new product introductions. These actions helped improve gross profit late in the year.

Selling, general and administrative expenses for 2012 were higher than 2011. The majority of this increase was driven by spending for new product development and marketing. These costs increased by approximately $1,124,000 in 2012 as the Company introduced several new headphones, including the Striva product line. The Company also attended a major trade show in 2012 which increased spending by approximately $206,000. This increased spending was partially offset by lower professional fees and lower profit-based incentive compensation.

In fiscal year 2012, unauthorized transaction related costs declined because the Company incurred lower costs for the legal fees related to defending certain actions. The derivative lawsuit and the SEC investigation were completed in 2012, which eliminated legal fees for those cases. Included in the unauthorized transaction related recoveries for 2012 was $1,118,463 from asset forfeitures, $867,711 of insurance proceeds, $242,419 received from Michael Koss and an additional $229,510 from garnishment of the 401(k) and Koss Employee Stock Ownership Trust (KESOT) balances held by Ms. Sachdeva, the former Vice President of Finance. Included in recoveries for 2011 was $2,398,202 of insurance proceeds, $850,000 from settlement of the shareholder derivative suit, $401,456 from garnishment of the 401(k) and Koss Employee Stock Ownership Trust (KESOT) balances held by Ms. Sachdeva, a payment of $208,895 that the Company received from Michael Koss, who voluntarily reimbursed the Company for the excess portion of the bonus that he received during the restatement periods, and $2,899 of miscellaneous recoveries.

The income from operations declined in 2012 from 2011 primarily due to decreased sales, decline in gross profit percentage and increased costs for new product development and marketing as described above.

In both 2012 and 2011, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions by $251,485 and $487,553, respectively. The Company reversed accrued interest related to the tax returns as they were filed and expiration of the statute of limitations for certain returns. These impacts are described further in Note 12 of the Notes to the Consolidated Financial Statements.

The effective income tax rate was lower in 2012 primarily due to a decrease in the valuation allowance. It is anticipated that the effective income tax rate would be approximately 29 - 33% in 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2012	2011
Total cash provided by (used in):
Operating activities	$4,908,744	$4,340,851
Investing activities	$(1,847,409)	$(2,628,968)
Financing activities	$(3,171,850)	$(1,676,837)
Net (decrease) increase in cash and cash equivalents	$(110,515)	$35,046

Operating Activities

During 2012, cash provided by operations increased primarily due to the positive changes in operating assets and liabilities offsetting the decrease in net income. The increase in inventory of $1,529,348 was offset by a decline in accounts receivable and an increase in current liabilities. Inventory was higher due to stocking of new products in advance of shipments and adding inventory to support the launch of the Striva product line.

Investing Activities

Cash used in investing activities was lower for 2012 as the Company had lower expenditures for leasehold improvements and computer systems. The Company continued to invest in product software which was $1,145,106 in 2012 compared to $862,542 in 2011. In 2013, the Company has budgeted $1,200,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities increased in 2012 because the Company paid off the borrowings on the bank line of credit. Dividends paid to stockholders stayed the same at $1,771,850 or $0.24 per share in 2012.  The Company intends to continue to pay regular quarterly dividends for the foreseeable future.  As of June 30, 2012, the Company had no outstanding borrowing on its bank line of credit facility.  On July 31, 2012, the Company had net borrowings of $1,900,000 and availability of approximately $6,100,000. The borrowings were used to fund payments to vendors for inventory receipts late in fiscal year 2012.

There were no purchases of common stock in 2012 or 2011 under the stock repurchase program.  No stock options were exercised in 2012 or 2011.

Liquidity

In addition to capital expenditures for tooling and continued investment in software development, the Company has interest payments on its line of credit facility borrowings, and planned normal quarterly dividend payments. The Company believes that cash generated from operations, together with borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments.  The long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $0 and $1,400,000 as of June 30, 2012 and 2011, respectively.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2012, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2012.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal 2012 and 2011.  As of June 30, 2012, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin, which it leases from its Chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  Accounts receivable are stated net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based on the best available facts and circumstances and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectibility of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2012, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Product Software Development Costs

Product software development costs consist of costs incurred by outside parties for the development of software embedded in or used to support new products.  These assets have been evaluated to ensure that the capitalized costs do not exceed the estimated net realizable value of the related products.  As part of the impairment analysis, we use an undiscounted cash flow model based on estimated net sales and gross profit to be derived in the future from the specific product and other estimated costs directly related to the product.  Amortization was started in fiscal year 2012 with introduction of the first products at the end of April 2012. No amortization was recorded prior to the introduction of the new products.

Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected future costs, costs to complete and projected long-term growth rates.  The Company performed impairment testing as of June 30, 2012 and 2011 and no impairment was identified.

Product Warranty Obligations

Products, with the exception of Striva, are generally covered by a lifetime warranty.  The Striva products carry a 90 day warranty. We record accruals for potential warranty claims based on prior product returns experience.  Warranty costs are accrued at the time revenue is recognized.  These warranty costs are based upon management’s assessment of past claims and current experience.  However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements attached hereto.

ITEM 9.                                                     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012.  The recent enhancements to the Company's controls and procedures, including the computer system installed during the quarter ended September 30, 2011, have been fully implemented and tested.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective.

Management’s Annual Report on Internal Controls over Financial Reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and designing such internal controls to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error or the circumvention or overriding of controls and procedures. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The recent enhancements to the Company's controls and procedures, including the computer system installed during the quarter ended September 30, 2011, have been fully implemented and tested. The Company’s management believes that such actions have addressed the weaknesses in the Company’s internal controls and procedures as previously disclosed and management has concluded that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2012 and 2011, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the consolidated financial statements, the Company has been named in several legal matters.  In addition, the Company has also initiated certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 27, 2012

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30,	2012	2011
Net sales	$37,865,767	$41,518,135
Cost of goods sold	23,334,352	24,661,503
Gross profit	14,531,415	16,856,632

Operating Expenses:
Selling, general and administrative expenses	12,115,472	11,431,497
Unauthorized transaction related costs and (recoveries), net	(1,470,818)	(826,183)
Total Operating Expenses	10,644,654	10,605,314

Income from operations	3,886,761	6,251,318

Other Income (Expense):
Interest income	29,322	13,214
Interest expense	124,423	52,419
Total Other Income (Expense), net	153,745	65,633

Income before income tax provision	4,040,506	6,316,951

Income tax provision	1,100,091	1,943,620

Net income	$2,940,415	$4,373,331

Income per common share:
Basic	$0.40	$0.59
Diluted	$0.40	$0.59

Dividends declared per common share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$50,027	$160,542
Accounts receivable, less allowance for doubtful accounts of $31,559 and $278,828, respectively	5,326,537	6,015,212
Inventories	9,396,350	7,867,002
Prepaid expenses and other current assets	387,066	292,778
Income taxes receivable	—	258,292
Deferred income taxes	963,303	1,028,796
Total Current Assets	16,123,283	15,622,622

Equipment and leasehold improvements, net	2,735,026	3,083,990

Other Assets:
Product software development expenditures, net	4,231,609	3,229,370
Deferred income taxes	1,357,400	1,633,191
Cash surrender value of life insurance	4,301,591	3,836,314
Total Other Assets	9,890,600	8,698,875

Total Assets	$28,748,909	$27,405,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,604,580	$3,642,490
Accrued liabilities	2,374,424	2,994,656
Dividends payable	442,962	442,962
Income taxes payable	1,146,051	599,938
Total Current Liabilities	8,568,017	7,680,046

Long-Term Liabilities:
Line of credit facility	—	1,400,000
Deferred compensation	2,196,320	1,978,318
Derivative liability	135,333	125,000
Other liabilities	754,000	776,072
Total Long-Term Liabilities	3,085,653	4,279,390

Total Liabilities	11,653,670	11,959,436

Stockholders' Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,625,039	2,144,416
Retained earnings	14,433,286	13,264,721
Total Stockholders' Equity	17,095,239	15,446,051

Total Liabilities and Stockholders' Equity	$28,748,909	$27,405,487

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,940,415	$4,373,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	135,320	121,610
Loss on disposals of equipment and leasehold improvements	715	161,398
Depreciation of equipment and leasehold improvements	701,356	564,614
Amortization of product software development expenditures	142,867	—
Stock-based compensation expense	480,623	442,998
Provision for deferred income taxes	341,284	1,219,185
Change in cash surrender value of life insurance	(116,081)	(92,644)
Deferred compensation	228,335	225,859
Net changes in operating assets and liabilities (see note 16)	53,910	(2,675,500)
Net cash flows provided by operating activities	4,908,744	4,340,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(349,196)	(349,196)
Purchase of equipment and leasehold improvements	(353,107)	(1,417,230)
Product software development expenditures	(1,145,106)	(862,542)
Net cash flows used in investing activities	(1,847,409)	(2,628,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from line of credit facility	(1,400,000)	150,000
Dividends paid to stockholders	(1,771,850)	(1,771,848)
Payment on life insurance policy loan	—	(54,989)
Net cash flows used in financing activities	(3,171,850)	(1,676,837)

Net (decrease) increase in cash and cash equivalents	(110,515)	35,046
Cash and cash equivalents at beginning of year	160,542	125,496
Cash and cash equivalents at end of year	$50,027	$160,542

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2010	7,382,706	$36,914	$1,492,096	$10,663,238	$12,192,248
Net income	—	—	—	4,373,331	4,373,331
Dividends declared	—	—	—	(1,771,848)	(1,771,848)
Stock-based compensation expense	—	—	442,998	—	442,998
Income tax benefit from stock-based compensation	—	—	209,322	—	209,322
Balance, June 30, 2011	7,382,706	$36,914	$2,144,416	$13,264,721	$15,446,051
Net income	—	—	—	2,940,415	2,940,415
Dividends declared	—	—	—	(1,771,850)	(1,771,850)
Stock-based compensation expense	—	—	480,623	—	480,623
Balance, June 30, 2012	7,382,706	$36,914	$2,625,039	$14,433,286	$17,095,239

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”) and its former wholly-owned subsidiary (collectively the “Company”), a Delaware corporation, reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  In addition, the Company has more than 300 domestic dealers and its products are carried by approximately 17,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company had one subsidiary, Koss Classics Ltd. (“Koss Classics”), which was dissolved in the three months ended September 30, 2011.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss Classics, which is a wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION — Revenue is recognized by the Company upon shipment of product, which is generally when title passes to the customer, the price is fixed and collectibility is reasonably assured.  Provisions for slotting fees, cooperative advertising programs, rebates, sales discounts, estimated returns and allowances, and other estimated costs are provided for in the same period the sales are recorded.  These provisions are recorded as a reduction to sales.

SHIPPING AND HANDLING FEES AND COSTS — Shipping and handling fees are included in cost of goods sold for all periods.

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations amounted to approximately $1,306,000 in fiscal 2012 and $900,000 in fiscal 2011.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying consolidated statements of operations were approximately $66,000 in 2012 and $60,000 in 2011.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts, inventory valuation methods, unauthorized transactions, stock based compensation, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INCOME PER COMMON SHARE — Income per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification which provides for calculation of “basic” and “diluted” income per share.  Basic income per common share includes no dilution and is computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted income per common share reflects the potential dilution of securities that could share in the earnings of an entity.

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

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item, general economic conditions and the insurance coverage in place.  See Note 3 for additional information on accounts receivable.

INVENTORIES — The Company’s inventory was valued at the lower of last-in, first-out (“LIFO”) cost or market.  The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 4 for additional information on inventory.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.  Major expenditures for property and equipment and significant renewals are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations.

PRODUCT SOFTWARE DEVELOPMENT COSTS — The Company follows the guidance of Accounting Standards Codification ("ASC") 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  At a minimum, we review for impairment on a quarterly basis.  Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. See Note 6 for additional information.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses, which is where the annual premiums are recorded.

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. See Note 10 for additional information on product warranty obligations.

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 11 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash and cash equivalents, accounts receivable, line of credit and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.  Management believes that there has not been any impairment of the Company’s long-lived assets as of June 30, 2012 and 2011.

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the insurance company.  Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable and the collection is probable.

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 14.  The Company accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

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

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal years 2005 through December 2009 as previously reported.  The Company has ongoing costs associated with the unauthorized transactions. For the years ended June 30, 2012 and 2011, the costs incurred were for legal defense costs and legal fees related to claims initiated against third parties (see Note 20). The Company has received various recoveries related to the unauthorized transactions which are summarized below. The insurance proceeds have covered the majority of the legal defense costs and are expected to continue covering these costs, which are decreasing with the settlement of these defense related actions. The Company will continue to incur legal fees for the claims initiated against third parties. There have been other recoveries of the assets previously owned and forfeited by the former Vice President of Finance. The Company expects to receive additional forfeiture related funds in the fiscal year ended June 30, 2013.  For the years ended June 30, 2012 and 2011, these costs and recoveries were as follows:

	2012	2011
Legal fees incurred	$987,285	$3,035,269

Recoveries:
Insurance proceeds	(867,711)	(2,398,202)
Proceeds from legal settlements	—	(850,000)
401(k) and KESOT proceeds	(229,510)	(401,456)
Proceeds from asset forfeitures	(1,118,463)	(2,899)
CEO bonus reimbursements	(242,419)	(208,895)
Total recoveries	(2,458,103)	(3,861,452)

Unauthorized transaction related costs and (recoveries), net	$(1,470,818)	$(826,183)

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable consists of unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The majority of open accounts, excluding primarily Wal-Mart, are covered by credit insurance. Accounts receivable from our two largest customers represented 31% and 35% of gross accounts receivable as of June 30, 2012 and 2011, respectively.

The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for past due receivable balances based on a review of the past due item, general economic conditions and the insurance coverage in place.  The Company writes off accounts receivable when they become uncollectible.  There were no recoveries of previously written-off accounts receivable during fiscal 2012 or fiscal 2011.  Changes in the allowance for doubtful accounts were as follows:

Fiscal Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written-off	Balance, End of Year
2012	$278,828	135,320	(382,589)	$31,559
2011	$757,535	121,610	(600,317)	$278,828

The vast majority of international customers, outside of Canada, are sold on a cash against documents or cash in advance basis. Approximately 30% and 23% of the Company's accounts receivable at June 30, 2012 and 2011, were foreign receivables denominated in U.S. dollars.

4.                                       INVENTORIES

As of June 30, 2012 and 2011, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,158,119 and $942,861 higher than reported at June 30, 2012 and 2011, respectively.

The components of inventories at June 30 were as follows:

	2012	2011
Raw materials	$3,922,643	$3,180,397
Work-in process	32,045	—
Finished goods	6,311,414	5,571,651
	10,266,102	8,752,048
Reserve for obsolete inventory	(869,752)	(885,046)
Total inventories	$9,396,350	$7,867,002

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2012 and 2011 are summarized as follows:

	Estimated Useful Lives	2012	2011
Machinery and equipment	5-10 years	$527,450	$527,450
Furniture and office equipment	5-10 years	298,809	228,935
Tooling	5 years	3,180,586	2,958,268
Display booths	5-7 years	287,180	253,680
Computer equipment	3-5 years	1,370,185	742,797
Leasehold improvements	7-10 years	2,058,805	1,804,755
Assets in progress	N/A	395,035	1,546,019
		8,118,050	8,061,904
Less: accumulated depreciation and amortization		5,383,024	4,977,914
Equipment and leasehold improvements, net		$2,735,026	$3,083,990

6.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairment on a quarterly basis.  The Company launched a new product offering in 2012 and began amortization of the related capitalized software. Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. Changes in the product software development costs net of accumulated amortization were as follows:

Fiscal Year Ended June 30,	Balance, Beginning of Year	Capitalized Software Costs	Accumulated Amortization	Balance, End of Year
2012	$3,229,370	1,145,106	(142,867)	$4,231,609
2011	$2,366,828	862,542	—	$3,229,370

Future amortization of capitalized software costs is expected to be approximately $1,458,159 in fiscal year 2013, $1,458,159 in fiscal year 2014 and $1,315,292 in fiscal year 2015.

7.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax provision (benefit) in 2012 and 2011 consisted of the following:

Year Ended June 30,	2012	2011
Current:
Federal	$953,682	$867,051
State	(194,875)	(193,058)
Deferred	341,284	1,269,627
Total income tax provision	$1,100,091	$1,943,620

The 2012 and 2011 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2012	2011
Federal income tax expense (benefit) at statutory rate	$1,373,772	$2,147,763
State income tax expense, net of federal income tax benefit	80,810	244,860
Decrease in valuation allowance	(471,254)	(1,018,838)
Research and development credits	(34,835)	(13,585)
Stock-based compensation	32,442	353,099
Unrecognized tax benefits	—	50,000
Other	119,156	180,321
Total income tax provision	$1,100,091	$1,943,620

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2012	2011
Deferred Income Tax Assets:
Deferred compensation	$812,639	$731,978
Stock-based compensation	362,585	364,071
Accrued expenses and reserves	1,249,817	1,318,002
Package design and trademarks	46,997	62,790
Unauthorized transactions	458,284	1,480,000
Federal and state net operating loss carryforwards	1,500,198	590,473
AMT and research and development credit carryforwards	153,045	72,901
Valuation allowance	(200,486)	(671,740)
Total deferred income tax asset	4,383,079	3,948,475

Deferred Income Tax Liabilities:
Equipment and leasehold improvements	(466,250)	(311,962)
Capitalized research and development costs	(1,592,415)	(972,465)
Other	(3,711)	(2,061)
Net deferred income tax asset	$2,320,703	$2,661,987

Deferred income tax assets as presented on the consolidated balance sheets:

	2012	2011
Current deferred income tax assets	$963,303	$1,028,796
Noncurrent deferred income tax assets	1,357,400	1,633,191
Net deferred income tax assets	$2,320,703	$2,661,987

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits. The Company has federal net operating loss carryforwards of $3,537,198 which expire in the fiscal years ended 2030 through 2032. There are net operating loss carryforwards in the state of Wisconsin totaling $7,944,240 which expire in fiscal year 2025.

Accounting Standards Codification (“ASC”) Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2012.  As part of the unauthorized transactions, the Company has accrued interest of $150,624 and $498,806 at June 30, 2012 and 2011, respectively.

	2012	2011
Accrued interest at beginning of year	$498,806	$660,989
Interest charges to expense	44,015	325,370
Interest charges paid	(140,712)	—
Interest charges reversed	(251,485)	(487,553)
Accrued interest at end of year	$150,624	$498,806

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2012 and 2011.  The Company records interest related to unrecognized tax benefits in interest expense.  For the year ended June 30, 2012, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions. The Company reversed the accrued interest related to the tax return that was filed for the year ended June 30, 2007 because of the statute of limitations for this return. During the year ended June 30, 2012, the Company accrued interest related to the tax reporting of the unauthorized transactions for years ending after June 30, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits at beginning of year	$599,938	$300,000
Gross increases — tax positions in prior years	546,113	299,938
Unrecognized tax benefits at end of year	$1,146,051	$599,938

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction.  The Company’s federal tax returns through tax year June 30, 2006 are settled and the income tax returns for tax years beginning July 1, 2006 are open.  For states in which Koss files state income tax returns, the statue of limitations is generally open for tax years ended June 30, 2008 and forward.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, Beginning of Year	Increase in Valuation Allowance	Release of Valuation Allowance	Balance, End of Year
2012	$(671,740)	—	471,254	$(200,486)
2011	$(1,690,578)	—	1,018,838	$(671,740)

8.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  At June 30, 2012 and 2011, the outstanding balance on this credit facility was $0 and $1,400,000, respectively.  The applicable interest rates at June 30, 2011 were 2.19% on $1,000,000 of outstanding balance and 3.25% on $400,000 of outstanding balance.  The weighted average interest rate in effect on the borrowings outstanding as of June 30, 2011 was 2.49%.

9.                                       ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

	2012	2011
Cooperative advertising and promotion allowances	$679,097	$549,315
Accrued returns	395,193	327,263
Product warranty obligations	378,500	388,036
Interest	153,314	498,806
Employee benefits	134,065	178,848
Management bonuses and profit-sharing	180,865	306,181
Sales commissions and bonuses	172,346	174,060
Legal and professional fees	191,986	495,452
Other	89,058	76,695
	$2,374,424	$2,994,656

10.           PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The Company’s products carry a lifetime warranty except for the recently launched Striva product line which has a 90 day warranty.  The Company also records a liability for specific warranty matters when they become known and are reasonably estimated.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.  However, the Company is continuously releasing new and more complex and technologically advanced products. Even though some of these products have a shorter warranty period, it is at least reasonably possible that products could be released with certain unknown quality or design problems resulting in higher than expected warranty and related costs. These costs could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

Changes to the product warranty obligations for the years ended June 30, 2012 and 2011 are as follows:

Year Ended June 30,	Balance, Beginning of Year	Provision Charged to Expense	Warranty Expenses Incurred	Balance, End of Year
2012	$1,164,108	633,956	(665,564)	$1,132,500
2011	$1,017,450	622,320	(475,662)	$1,164,108

11.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The net present value was calculated using a discount factor of 5.60% and 6.00% at June 30, 2012 and 2011, respectively.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $622,503 and $576,465 recorded as of June 30, 2012 and 2011, respectively.  Deferred compensation expense of $46,038 and $81,710 was recognized under this arrangement in 2012 and 2011, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,573,817 and $1,401,853 recorded as of June 30, 2012 and 2011, respectively.  Deferred compensation expense of $171,964 and $144,149 was recognized under this arrangement in 2012 and 2011, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

12.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 8) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the interest expense on certain items has been reversed. Interest expense detail was as follows for the fiscal years ended June 30, 2012 and June 30, 2011, respectively:

	2012	2011
Interest expense on secured credit facility	$(81,204)	$(95,155)
Interest expense for tax positions related to unauthorized transactions	(44,015)	(325,370)
Interest reversals for tax positions related to unauthorized transactions	251,485	487,553
Other interest expense	(1,843)	(14,609)
Interest (expense) reversal	$124,423	$52,419

13.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2012 and 2011.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the years ended June 30, 2012 and 2011 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,514,308 and 1,334,308 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2012 and 2011, respectively, as they would be anti-dilutive.

14.                                       STOCK OPTIONS

In 1990, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 1990 Flexible Incentive Plan (the “1990 Plan”).  The 1990 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 225,000 shares of common stock were available in the first year of the 1990 Plan’s existence.  Each year thereafter additional shares equal to 0.25% of the shares outstanding as of the first day of the applicable fiscal year were reserved for issuance pursuant to the 1990 Plan.  On July 22, 1992, the Board of Directors authorized the reservation of an additional 250,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1993, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 1997, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was approved by the stockholders.  In 2001, the Board of Directors authorized the reservation of an additional 300,000 shares for the 1990 Plan, which was also approved by the stockholders.  As of June 30, 2012, there are 185,877 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

The Board of Directors has approved a new 2012 Omnibus Incentive Plan that will replace the 1990 Plan and is being submitted to the stockholders for approval at the Annual Meeting of Stockholders scheduled for October 3, 2012.

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

As of June 30, 2012, there was approximately $1,128,343 of total unrecognized compensation cost related to stock options granted under the 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.99 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $480,623 and $442,998 in 2012 and 2011, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2012 or 2011.

The per share weighted average fair value of the stock options granted during the years ended June 30, 2012 and 2011 were $1.99 and $1.51, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2012 and 2011, the Company used the following weighted-average assumptions:

	2012	2011
Expected stock price volatility	56%	49%
Risk free interest rate	1.31%	2.40%
Expected dividend yield	4.00%	4.58%
Expected forfeitures	1.50%	1.50%
Expected life of options	4.7 years	4.6 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at July 1, 2010	1,159,308	$3.90 - $14.40	$9.12	3.66	$—
Granted	385,000	$5.24 - $5.76	$5.59
Exercised	—	—	—
Expired	(210,000)	$8.38 - $14.40	12.21
Forfeited	—	0	$—
Shares under option at June 30, 2011	1,334,308	$3.90 - $13.09	$7.61	4.01	$349,400
Granted	480,000	$5.05 - $6.60	$6.24
Exercised	—	—	—
Expired	(140,000)	$8.40 - $10.71	$10.38
Forfeited	(160,000)	$6.91	$6.91
Shares under option at June 30, 2012	1,514,308	$3.90 - $13.09	$6.99	4.36	$88,352
Exercisable as of June 30, 2011	627,308	$3.90 - $13.09	$9.39
Exercisable as of June 30, 2012	617,308	$3.90 - $13.09	$8.45

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$364,620	$337,405

During the years ended June 30, 2012 and 2011 total options of 480,000 and 385,000, respectively, were granted during the year at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $6.24 and $5.59 for the years ended June 30, 2012 and 2011, respectively.

15.             STOCK PURCHASE AGREEMENTS

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

The fair value of the written put option at June 30, 2012 and 2011 was $135,333 and $125,000, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  As of June 30, 2012, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2012. No shares were repurchased in 2012 or 2011.

16.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2012	2011
Accounts receivable	$679,355	$(1,923,495)
Inventories	(1,529,348)	590,323
Income taxes receivable	258,292	670,258
Prepaid expenses and other current assets	(94,288)	(38,120)
Income taxes payable	546,113	599,938
Accounts payable	836,090	(1,152,108)
Accrued liabilities	(620,232)	(1,520,068)
Other liabilities	(22,072)	97,772
Net change	$53,910	$(2,675,500)

Net cash (refunded) paid during the year for:
Income taxes	$(45,597)	$(558,906)
Interest	$222,812	$109,946

17.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No expense was recorded or cash contributions made for the fiscal years 2012 or 2011.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2012 and 2011, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were $424,136 and $388,448 during 2012 and 2011, respectively.

18.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $20,710,632 during 2012 and $21,985,812 during 2011.

The Company’s sales by country were as follows:

	2012	2011
United States	$17,155,135	$19,532,323
Sweden	9,361,346	10,450,895
Cyprus	1,901,601	1,119,701
Russia	1,430,949	2,139,521
Canada	1,220,109	1,079,081
Czech Republic	1,200,374	1,237,034
All other countries	5,596,253	5,959,580
Net sales	$37,865,767	$41,518,135

Sales during 2012 and 2011 to the Company's five largest customers, which are generally large national retailers or foreign distributors, represented approximately 48% and 54% of the Company's net sales, respectively. Included in these percentages were sales to a single United States customer which represented approximately 11% and 17% of the Company's net sales during 2012 and 2011, respectively. Net sales to a single Scandinavian distributor represented approximately 25% of the Company's net sales during 2012 and 2011.

19.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2012 and 2011.

In July 2012, the Company entered into agreements totaling approximately $1,474,000 for additional software and new product development.  The term of these commitments is less than one year.

20.           LEGAL MATTERS

As of June 30, 2012, the Company is party to the matters related to the unauthorized transactions described below:

•
On January 15, 2010, a class action complaint was filed in federal court in Wisconsin against the Company, Michael Koss and Sujata Sachdeva. The suit alleged violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act relating to the unauthorized transactions and requested an award of compensatory damages in an amount to be proven at trial.  An amended complaint was filed on September 10, 2010 adding Grant Thornton LLP as a defendant.  The Company and Grant Thornton filed separate Motions to Dismiss the claims.  On July 28, 2011, the Court issued an order that dismissed the Section 10(b) and Rule 10b-5 claims against Michael Koss and the claim against Grant Thornton, and ruled that the Section 10(b) and Rule 10b-5 claim against Koss Corporation and the Section 20(a) claim against Michael Koss survived the motion to dismiss.  The Company and Michael Koss entered into a Stipulation of Settlement with plaintiffs dated March 6, 2012 that settled all claims against them. The Court approved the settlement and on July 10, 2012, entered a Final Judgment and Order of Dismissal With Prejudice that disposed of the case. See David A. Puskala v. Koss Corporation, et al., United States District Court, Eastern District of Wisconsin, Case No. 2:2010cv00041.

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company appealed this decision, and the case is currently pending on appeal.

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  Grant Thornton filed a Motion to Dismiss based on Forum Non Conveniens grounds and the trial court granted this motion. The Company appealed this decision, and the court of appeals ruled in favor of the Company allowing this case to proceed in Cook County, Illinois as opposed to Milwaukee, Wisconsin. Grant Thornton has appealed this decision to the Illinois Supreme Court, and the case is pending on appeal.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging claims of negligence and breach of fiduciary duty relating to the unauthorized transactions.

The ultimate resolution of these matters is not determinable unless otherwise noted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	Dated: August 27, 2012
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	Dated: August 27, 2012
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2012.

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

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

__________________________

*	Filed herewith
**	Furnished herewith