Form 10-Q
period 2012-09-30
KOSS CORP
filed 2012-11-02
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐ No ☑

At October 26, 2012, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30
	2012	2011
Net sales	$8,914,862	$8,754,785
Cost of goods sold	5,663,690	5,426,543
Gross profit	3,251,172	3,328,242

Operating Expenses:
Selling, general and administrative expenses	3,018,751	2,885,187
Unauthorized transaction related recoveries, net	(382,727)	(50,414)
Total Operating Expenses	2,636,024	2,834,773

Income from operations	615,148	493,469

Other Income (Expense):
Interest income	10	—
Interest expense	(29,309)	(40,526)
Total Other Income (Expense), net	(29,299)	(40,526)

Income before income tax provision	585,849	452,943

Income tax provision	219,696	172,346

Net income	$366,153	$280,597

Income per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$195,186	$50,027
Accounts receivable, less allowance for doubtful accounts of $34,228 and $31,559, respectively	4,812,802	5,326,537
Inventories	9,120,679	9,396,350
Prepaid expenses and other current assets	1,030,712	387,066
Deferred income taxes	960,018	963,303
Total Current Assets	16,119,397	16,123,283

Equipment and leasehold improvements, net	2,814,297	2,735,026

Other Assets:
Product software development expenditures, net	3,889,649	4,231,609
Deferred income taxes	1,140,990	1,357,400
Cash surrender value of life insurance	4,565,049	4,301,591
Total Other Assets	9,595,688	9,890,600

Total Assets	$28,529,382	$28,748,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,396,099	$4,604,580
Accrued liabilities	2,033,936	2,374,424
Dividends payable	442,962	442,962
Income taxes payable	1,146,051	1,146,051
Total Current Liabilities	6,019,048	8,568,017

Long-Term Liabilities:
Line of credit facility	2,200,000	—
Deferred compensation	2,250,821	2,196,320
Derivative liability	138,581	135,333
Other liabilities	754,000	754,000
Total Long-Term Liabilities	5,343,402	3,085,653

Total Liabilities	11,362,450	11,653,670

Stockholders' Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,773,541	2,625,039
Retained earnings	14,356,477	14,433,286
Total Stockholders' Equity	17,166,932	17,095,239

Total Liabilities and Stockholders' Equity	$28,529,382	$28,748,909

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended September 30,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$366,153	$280,597
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	2,629	8,763
Depreciation of equipment and leasehold improvements	214,984	166,296
Amortization of product software development expenditures	364,540	—
Stock-based compensation expense	148,502	124,671
Provision for deferred income taxes	219,695	172,346
Change in cash surrender value of life insurance	(6,102)	(5,889)
Deferred compensation	57,749	41,989
Net changes in operating assets and liabilities (see note 12)	(2,405,838)	(1,394,821)
Net cash flows used in operating activities	(1,037,688)	(606,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(257,356)	(347,273)
Purchase of equipment and leasehold improvements	(294,255)	(420,433)
Product software development expenditures	(22,580)	(210,192)
Net cash flows used in investing activities	(574,191)	(977,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facility	2,200,000	2,100,000
Dividends paid to stockholders	(442,962)	(442,962)
Net cash flows provided by financing activities	1,757,038	1,657,038

Net increase in cash and cash equivalents	145,159	73,092
Cash and cash equivalents at beginning of period	50,027	160,542
Cash and cash equivalents at end of period	$195,186	$233,634

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2012 has been derived from audited financial statements.  The unaudited condensed financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2012, Annual Report on Form 10-K.

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, Koss Corporation (the "Company") learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal year 2005 through December 2009 as previously reported. The unauthorized transaction related recoveries, net line in the Condensed Statements of Income is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 14), and recoveries related to the unauthorized transactions which are summarized below. For the three months ended September 30, 2012 and 2011, these costs and recoveries were as follows:

	Three Months Ended
	September 30
	2012	2011
Legal fees incurred	$71,304	$448,906

Recoveries:
Insurance proceeds	(13,108)	(499,320)
Proceeds from asset forfeitures	(440,923)	—
Total recoveries	(454,031)	(499,320)

Unauthorized transaction related recoveries, net	$(382,727)	$(50,414)

3.                                       INVENTORIES

The components of inventories at September 30, 2012 and June 30, 2012, were as follows:

	September 30, 2012	June 30, 2012
Raw materials	$4,117,513	$3,922,643
Work-in process	61,282	32,045
Finished goods	5,925,699	6,311,414
	10,104,494	10,266,102
Reserve for obsolete inventory	(983,815)	(869,752)
Total inventories	$9,120,679	$9,396,350

Index

4.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairment on a quarterly basis.  The Company launched a new product offering utilizing this software in the fourth quarter of fiscal 2012 and began amortization of the related capitalized software costs. Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. Amortization expense for the three months ended September 30, 2012 was $364,540. Accumulated amortization as of September 30, 2012 totaled $507,407.

5.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2007 through 2012 for Federal and fiscal 2008 through 2012 for most state jurisdictions.

The total liability for unrecognized tax benefits was $1,146,051 as of September 30, 2012 and as of June 30, 2012.  The Company recognizes penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognizes interest related to unrecognized tax benefits in interest expense.  The Company expects a decrease in unrecognized tax benefits during the next 12 months based on expected closure of certain tax positions.

6.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over the London Interbank Offered Rate ("LIBOR"), depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  As of September 30, 2012 and June 30, 2012, the outstanding balance on this credit facility was $2,200,000 and $0, respectively.  The applicable interest rate on the outstanding balance at September 30, 2012 was 3.25%.

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the interest expense on certain items has been reversed. Interest expense detail was as follows for the three months ended September 30, 2012 and 2011, respectively:

Index

	Three Months Ended
	September 30
	2012	2011
Interest expense on secured credit facility	$(17,369)	$(25,515)
Interest expense for tax positions related to unauthorized transactions	(11,940)	(32,074)
Interest reversals for tax positions related to unauthorized transactions	—	18,906
Other interest expense	—	(1,843)
Interest expense	$(29,309)	$(40,526)

8.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended September 30, 2012 and 2011.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2012 and 2011, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,944,308 and 1,749,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2012 and 2011, respectively, as they would be anti-dilutive.

9.    DIVIDENDS DECLARED

On August 23, 2012, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on September 28, 2012 to be paid October 15, 2012.  Such dividend payable has been recorded as of September 30, 2012.

10.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan, which was approved by the stockholders at the annual meeting held on October 3, 2012. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2012, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.14. In the three months ended September 30, 2011, options to purchase 415,000 shares were granted under the 1990 Flexible Incentive Plan at a weighted average exercise price of $6.37. Stock-based compensation expense during the three months ended September 30, 2012 and 2011 was $148,502 and $124,671, respectively.

11.             STOCK PURCHASE AGREEMENTS

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

The fair value of the written put option at September 30, 2012 and June 30, 2012 was $138,581 and $135,333, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

Index

12.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2012	2011
Accounts receivable	$511,106	$749,794
Inventories	275,671	(846,037)
Prepaid expenses and other current assets	(643,646)	(334,136)
Income taxes payable	—	(121,865)
Accounts payable	(2,208,481)	56,185
Accrued liabilities	(340,488)	(898,762)
Net change	$(2,405,838)	$(1,394,821)

Net cash paid during the year for:
Income taxes	$6,674	$121,865
Interest	$10,553	$25,697

13.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30
	2012	2011
Net income	$366,153	$280,597
Dividends declared	(442,962)	(442,962)
Stock-based compensation expense	148,502	124,671
Increase / (decrease) in stockholders’ equity	$71,693	$(37,694)

14.           LEGAL MATTERS

As of September 30, 2012, the Company is party to the matters related to the unauthorized transactions described below:

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

Index

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

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry. The Company markets a complete line of high-fidelity stereo headphones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereo headphones, wireless stereo headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. The Company operates as one business segment.

As a result of the unauthorized transactions that the Company previously reported, the Company restated its previously issued consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2009, and for the three month period ended September 30, 2009.  The Company also amended its Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2009 and March 31, 2010 to include condensed consolidated financial statements and related notes thereto, which were delayed as a result of the restatements.  All of these amended reports were filed on June 30, 2010, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations Summary

•	Net sales increased 1.8% to $8,914,862 on the strength of sales to U.S. based mass retailers, including customers added late in the fiscal year ended June 30, 2012.

•
Gross profit as a percent of sales declined 1.5% to 36.5% due to amortization of software development costs and sales of closeout products at low margin. These impacts were partially offset by improvements in margin resulting from improved product purchase costs, when compared to last year, and favorable product pricing to customers.

•	Selling, general and administrative spending was higher primarily due to costs of patent and trademark defense.

•
Resolution of the lawsuits in which the Company was the defendant as well as completion of the SEC investigation caused a significant decline in legal expenses related to the unauthorized transactions.

•
Unauthorized transaction related recoveries declined due to less insurance reimbursement of legal fees as overall legal fees have declined. The Company received $440,923 in the three months ended September 30, 2012 from the forfeiture of assets and sale of items at auctions.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2012 and 2011:

Financial Performance Summary	2012	2011
Net sales	$8,914,862	$8,754,785
Net sales gain / (loss) %	1.8%	(12.7)%
Gross profit	$3,251,172	$3,328,242
Gross profit as % of net sales	36.5%	38.0%
Selling, general and administrative expenses	$3,018,751	$2,885,187
Selling, general and administrative expenses as % of net sales	33.9%	33.0%
Unauthorized transaction related costs	$71,304	$448,906
Unauthorized transaction related recoveries	$(454,031)	$(499,320)
Unauthorized transaction related recoveries, net	$(382,727)	$(50,414)
Income from operations	$615,148	$493,469
Income from operations as % of net sales	6.9%	5.6%
Other expense	$(29,299)	$(40,526)
Income tax provision	$219,696	$172,346
Income tax provision as % of income before income tax provision	37.5%	38.1%

2012 Results of Operations Compared with 2011

Net sales for the three months ended September 30, 2012 increased due primarily to an increase in sales to the large mass retailer market in the United Sates, including customers added late in the year ended June 30, 2012. The Company saw some weakness in sales to European distributors in the first three months of the current year.

Gross profit as a percent of sales for the three months ended September 30, 2012 was 36.5% which was 1.5% lower than for the

Index

three months ended September 30, 2011. The decline in gross profit percentage was the result of approximately $365,000 of amortization of software development product costs, which started late in the year ended June 30, 2012 when the Striva product was launched. In addition, there was a sale at low margin to close out a product during the quarter ended September 30, 2012. The gross profit as a percent of sales was lower than normal in the quarter ended September 30, 2011 due to cost increases from manufacturers in China. During the year ended June 30, 2012, the Company was able to mitigate some of the cost increases by transferring production to alternate suppliers and by improvements in product pricing in certain markets.

Selling, general and administrative expenses for the three months ended September 30, 2012 were higher than the same period last year. The majority of this increase was driven by costs of patent and trademark defense.

In the three months ended September 30, 2012, unauthorized transaction related costs declined because the Company incurred lower costs for the legal fees related to defending certain actions. The derivative lawsuit, SEC investigation, and class action lawsuit have been resolved, causing a decrease to the legal fees associated with these matters. Included in the unauthorized transaction related recoveries for the three months ended September 30, 2012 was $440,923 from asset forfeitures and sale of items at auction and $13,108 of insurance proceeds. Included in recoveries for the three months ended September 30, 2011 was $499,320 of insurance proceeds.

The income from operations increased in the three months ended September 30, 2012 from the three months ended September 30, 2011 primarily due to decreased unauthorized transaction related costs. The increased sales improved income from operations but was partially offset by a decline in gross profit and increased selling, general and administrative expenses.

The effective income tax rate in the three months ended September 30, 2012 was consistent with the full federal and state tax rates for the Company. It is anticipated that the effective income tax rate would be approximately 31% in the year ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2012 and 2011:

	2012	2011
Total cash provided by (used in):
Operating activities	$(1,037,688)	$(606,048)
Investing activities	(574,191)	(977,898)
Financing activities	1,757,038	1,657,038
Net increase in cash and cash equivalents	$145,159	$73,092

Operating Activities

During the three months ended September 30, 2012, cash used in operations increased primarily due to payments to contract manufacturers causing a $2,208,481 reduction in accounts payable. Inventory decreased to $9,120,679 at September 30, 2012 as compared to $9,396,350 as of June 30, 2012. This decrease was largely due to a closeout of slow moving product. Inventory remained high due to stocking of new products in advance of shipments and adding inventory to support the launch of the Striva product line. Prepaid assets increased to $1,030,712 at September 30, 2012 from $387,066 as of June 30, 2012 due to prepayment of insurance premiums and advance payment of a product placement program at a U.S. retailer.

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2012 as the Company had lower expenditures for equipment and life insurance payments. In addition, capitalized software development expenditures decreased as a result of expensing on-going costs for the Striva products since the product was launched during the year ended June 30, 2012. In the year ended June 30, 2013, the Company has budgeted $1,200,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Index

Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2012 was similar to the three months ended September 30, 2011. The Company borrowed from its bank line of credit $2,200,000 and $2,100,000 in the three months ended September 30, 2012 and 2011, respectively. Dividends paid to stockholders was the same at $442,962 or $0.06 per share in the three months ended September 30, 2012 and September 30, 2011.  The Company intends to continue to pay regular quarterly dividends for the foreseeable future.  As of September 30, 2012, the Company had outstanding borrowings of $2,200,000 on its bank line of credit facility.  The borrowings were used to fund payments to vendors for inventory purchases late in fiscal year ended June 30, 2012.

There were no purchases of common stock in 2012 or 2011 under the stock repurchase program.  No stock options were exercised in 2012 or 2011.

Liquidity

In addition to capital expenditures for tooling and continued investment in software and new product development, the Company has interest payments on its line of credit facility borrowings, and planned normal quarterly dividend payments. The Company believes that cash generated from operations, together with borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments.  The long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $2,200,000, and $0 as of September 30, 2012 and June 30, 2012, respectively.

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

Index

circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2012, the Company is currently involved in several legal matters against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 14 to the Condensed financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2012, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2012)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2012.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: November 2, 2012
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: November 2, 2012
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

10.14	Koss Corporation 2012 Omnibus Incentive Plan. Filed as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income (Unaudited) for the three months ended September 30, 2012 and 2011, (ii) Condensed Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012, (iii) Condensed Statements of Cash Flows (Unaudited) for the three months ended September 30, 2012 and 2011 and (iv) the Notes to Condensed Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith