Form 10-Q
period 2012-12-31
KOSS CORP
filed 2013-02-01
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2012

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

At January 25, 2013, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
Net sales	$8,642,031	$9,990,771	$17,556,893	$18,745,556
Cost of goods sold	5,884,424	6,191,266	11,548,115	11,617,809
Gross profit	2,757,607	3,799,505	6,008,778	7,127,747

Operating Expenses:
Selling, general and administrative expenses	3,003,488	2,924,733	6,022,239	5,809,919
Unauthorized transaction related recoveries, net	(812,344)	(469,519)	(1,195,071)	(519,933)
Total Operating Expenses	2,191,144	2,455,214	4,827,168	5,289,986

Income from operations	566,463	1,344,291	1,181,610	1,837,761

Other Income (Expense):
Interest income	—	—	10	—
Interest expense	(27,206)	(24,012)	(56,515)	(64,538)
Total Other Income (Expense), net	(27,206)	(24,012)	(56,505)	(64,538)

Income before income tax provision	539,257	1,320,279	1,125,105	1,773,223

Income tax provision	200,569	489,067	420,264	661,414

Net income	$338,688	$831,212	$704,841	$1,111,809

Income per common share:
Basic	$0.05	$0.11	$0.10	$0.15
Diluted	$0.05	$0.11	$0.10	$0.15

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$193,331	$50,027
Accounts receivable, less allowance for doubtful accounts of $40,180 and $31,559, respectively	3,276,762	5,326,537
Inventories	9,817,182	9,396,350
Prepaid expenses and other current assets	1,203,219	387,066
Deferred income taxes	939,431	963,303
Total Current Assets	15,429,925	16,123,283

Equipment and leasehold improvements, net	2,531,706	2,735,026

Other Assets:
Product software development expenditures, net	3,514,302	4,231,609
Deferred income taxes	961,008	1,357,400
Cash surrender value of life insurance	4,565,021	4,301,591
Total Other Assets	9,040,331	9,890,600

Total Assets	$27,001,962	$28,748,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,405,182	$4,604,580
Accrued liabilities	1,808,902	2,374,424
Dividends payable	—	442,962
Income taxes payable	1,146,051	1,146,051
Total Current Liabilities	5,360,135	8,568,017

Long-Term Liabilities:
Line of credit facility	1,200,000	—
Deferred compensation	2,337,902	2,196,320
Derivative liability	141,829	135,333
Other liabilities	754,000	754,000
Total Long-Term Liabilities	4,433,731	3,085,653

Total Liabilities	9,793,866	11,653,670

Stockholders' Equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	2,918,980	2,625,039
Retained earnings	14,252,202	14,433,286
Total Stockholders' Equity	17,208,096	17,095,239

Total Liabilities and Stockholders' Equity	$27,001,962	$28,748,909

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended December 31,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$704,841	$1,111,809
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	6,539	14,718
Loss on disposals of fixed assets	124,480	—
Depreciation of equipment and leasehold improvements	433,157	343,484
Amortization of product software development expenditures	762,466	—
Stock-based compensation expense	293,941	261,928
Provision for deferred income taxes	420,264	787,661
Change in cash surrender value of life insurance	(5,433)	(3,870)
Deferred compensation	148,078	83,978
Net changes in operating assets and liabilities (see note 12)	(1,958,669)	(1,160,714)
Net cash flows provided by operating activities	929,664	1,438,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Life insurance premiums paid	(257,997)	(347,914)
Purchase of equipment and leasehold improvements	(354,317)	(370,437)
Product software development expenditures	(45,159)	(713,202)
Net cash flows used in investing activities	(657,473)	(1,431,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit facility	1,200,000	900,000
Dividends paid to stockholders	(1,328,887)	(885,925)
Net cash flows (used in) provided by financing activities	(128,887)	14,075

Net increase in cash and cash equivalents	143,304	21,516
Cash and cash equivalents at beginning of period	50,027	160,542
Cash and cash equivalents at end of period	$193,331	$182,058

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2012 has been derived from audited financial statements.  The unaudited condensed financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s June 30, 2012, Annual Report on Form 10-K.

2.             UNAUTHORIZED TRANSACTION RELATED RECOVERIES

In 2009, Koss Corporation (the "Company") learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. The unauthorized transaction related recoveries, net line in the Condensed Statements of Income is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 14), and recoveries related to the unauthorized transactions which are summarized below. For the three and six months ended December 31, 2012 and 2011, these costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
Legal fees incurred	$81,008	$228,268	$152,312	$677,174

Recoveries:
Insurance proceeds	(1,215)	(279,840)	(14,322)	(779,160)
401(k) and KESOT proceeds	—	(175,528)	—	(175,528)
Proceeds from asset forfeitures	(892,137)	—	(1,333,061)	—
CEO bonus reimbursements	—	(242,419)	—	(242,419)
Total recoveries	(893,352)	(697,787)	(1,347,383)	(1,197,107)

Unauthorized transaction related recoveries, net	$(812,344)	$(469,519)	$(1,195,071)	$(519,933)

3.                                       INVENTORIES

The components of inventories at December 31, 2012 and June 30, 2012, were as follows:

	December 31, 2012	June 30, 2012
Raw materials	$4,223,824	$3,922,643
Work-in process	71,592	32,045
Finished goods	6,459,849	6,311,414
	10,755,265	10,266,102
Reserve for obsolete inventory	(938,083)	(869,752)
Total inventories	$9,817,182	$9,396,350

Index

4.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairment on a quarterly basis.  The Company launched a new product offering utilizing this software in the fourth quarter of fiscal 2012 and began amortizing the related capitalized software costs. Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. Amortization expense for the three and six months ended December 31, 2012 was $397,926 and $762,466, respectively. Accumulated amortization as of December 31, 2012 totaled $905,333.

5.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal years 2007 through 2012 for Federal and fiscal years 2008 through 2012 for most state jurisdictions.

The company’s unrecognized tax benefits, excluding interest and penalties, were $1,146,051 as of December 31, 2012 and as of June 30, 2012. All of the company’s unrecognized tax benefits as of December 31, 2012, if recognized, would impact the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense. During the next twelve months, it is reasonably possible that the unrecognized tax benefits and income tax expense could be reduced by up to $500,000 due to expected closure of certain tax positions.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  As of December 31, 2012 and June 30, 2012, the outstanding balance on this credit facility was $1,200,000 and $0, respectively.  The applicable interest rate on the outstanding balance at December 31, 2012 was 3.25%.

Index

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the interest expense on certain items has been reversed. Interest expense detail was as follows for the three and six months ended December 31, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
Interest expense on secured credit facility	$(15,266)	$(24,012)	$(32,635)	$(49,527)
Interest expense for tax positions related to unauthorized transactions	(11,940)	—	(23,880)	(32,074)
Interest reversals for tax positions related to unauthorized transactions	—	—	—	18,906
Other interest expense	—	—	—	(1,843)
Interest expense	$(27,206)	$(24,012)	$(56,515)	$(64,538)

8.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended December 31, 2012 and 2011.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2012 and 2011, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,944,308 and 1,614,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2012 and 2011, respectively, as they would be anti-dilutive.

9.    DIVIDENDS DECLARED

On October 25, 2012, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on December 14, 2012, which was paid on December 28, 2012.

10.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan, which was approved by the stockholders at the annual meeting held on October 3, 2012. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2012, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.14. In the six months ended December 31, 2011, options to purchase 440,000 shares were granted under the 1990 Flexible Incentive Plan at a weighted average exercise price of $6.30. Stock-based compensation expense during the three and six months ended December 31, 2012 was $145,439 and $293,941, respectively. Stock-based compensation expense during the three and six months ended December 31, 2011 was $137,257 and $261,928, respectively.

Index

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

The fair value of the written put option at December 31, 2012 and June 30, 2012 was $141,829 and $135,333, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

12.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2012	2011
Accounts receivable	$2,043,236	$1,626,021
Inventories	(420,832)	(1,745,219)
Prepaid expenses and other current assets	(816,153)	(334,669)
Income taxes payable	—	(278,113)
Accounts payable	(2,199,398)	210,453
Accrued liabilities	(565,522)	(639,187)
Net change	$(1,958,669)	$(1,160,714)

Net cash paid during the period for:
Income taxes	$6,674	$151,865
Interest	$32,635	$60,464

13.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the six months ended December 31, 2012 and 2011:

	Six Months Ended
	December 31
	2012	2011
Net income	$704,841	$1,111,809
Dividends declared	(885,925)	(885,925)
Stock-based compensation expense	293,941	261,928
Increase in stockholders’ equity	$112,857	$487,812

Index

14.           LEGAL MATTERS

As of December 31, 2012, the Company is party to the matters related to the unauthorized transactions described below:

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

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions. The case is proceeding in the Circuit Court.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging claims of negligence and breach of fiduciary duty relating to the unauthorized transactions. The case is proceeding in the Circuit Court.

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

In 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. References to unauthorized transactions below should be read in conjunction with those reports.

Results of Operations Summary

•	Net sales decreased 13.5% in the quarter to $8,642,031 with slow sales to European based distributors and a decline in sales to a U.S. based electronics retailer.

•
Gross profit as a percent of sales declined 6.1% to 31.9% for the quarter ended December 31, 2012 due to amortization of software development costs and write off of tooling for parts that will not be used in future product releases. These impacts were partially offset by improvements in margin resulting from a reduction in product purchase costs, when compared to last year, and favorable product pricing to customers.

•
Selling, general and administrative spending was higher primarily due to costs of patent and trademark defense as well as charges related to deferred compensation agreements. These were partially offset by decreased insurance premiums and lower profit based compensation expense.

•
Resolution of the lawsuits in which the Company was the defendant as well as completion of the SEC investigation caused a significant decline in legal expenses related to the unauthorized transactions.

•	Unauthorized transaction related recoveries increased due to receipts from sale of forfeited items.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2012	2011	2012	2011
Net sales	$8,642,031	$9,990,771	$17,556,893	$18,745,556
Net sales gain / (loss) %	(13.5)%	(22.0)%	(6.3)%	(17.9)%
Gross profit	$2,757,607	$3,799,505	$6,008,778	$7,127,747
Gross profit as % of net sales	31.9%	38.0%	34.2%	38.0%
Selling, general and administrative expenses	$3,003,488	$2,924,733	$6,022,239	$5,809,919
Selling, general and administrative expenses as % of net sales	34.8%	29.3%	34.3%	31.0%
Unauthorized transaction related costs	$81,008	$228,268	$152,312	$677,174
Unauthorized transaction related recoveries	$(893,352)	$(697,787)	$(1,347,383)	$(1,197,107)
Unauthorized transaction related recoveries, net	$(812,344)	$(469,519)	$(1,195,071)	$(519,933)
Income from operations	$566,463	$1,344,291	$1,181,610	$1,837,761
Income from operations as % of net sales	6.6%	13.5%	6.7%	9.8%
Other expense	$(27,206)	$(24,012)	$(56,505)	$(64,538)
Income tax provision	$200,569	$489,067	$420,264	$661,414
Income tax provision as % of income before income tax provision	37.2%	37.0%	37.4%	37.3%

2012 Results Compared with 2011
(comments refer to both the three and six month periods unless otherwise stated)

Net sales decreased for both the three and six month periods ended December 31, 2012. The Company saw some weakness in sales to certain European distributors in the first quarter and saw further weakness in the second quarter. In the second quarter of last year, there was a Black Friday promotion of approximately $407,000 at a U.S. based retailer that was not repeated in the second quarter of this year. In addition, certain export orders for approximately $240,000 were disrupted and not shipped at the

Index

end of December 2012 due to the threatened dockworker strike on the Eastern Seaboard. These negative impacts were partially offset by sales to customers added late in the year ended June 30, 2012.

Gross profit as a percent of sales was lower than last year. The decline in gross profit margin was primarily the result of amortization of software development product costs, which started late in the year ended June 30, 2012 when the Striva product was launched. There was approximately $398,000 of software amortization in the second quarter and $762,000 of software amortization in the first six months of fiscal 2013. In addition, there was a sale at low margin to close out a product during the quarter ended September 30, 2012. During the quarter ended December 31, 2012, there was a charge of approximately $124,000 to write off tooling that is not expected to be used in the launch of future Striva products. The gross profit as a percent of sales was lower than normal in the quarters ended September 30, 2011 and December 31, 2011 due to cost increases from manufacturers in China. During the year ended June 30, 2012, the Company was able to mitigate some of the cost increases by transferring production to alternate suppliers and through improvements in product pricing in certain markets.

Selling, general and administrative expenses were higher than the same period last year. The majority of this increase was driven by costs of patent and trademark defense. In addition, the Company lowered the discount rate used to calculate deferred compensation liability which resulted in an increase in expense. These increased costs were partially offset by a reduction in insurance premiums and lower profit-based compensation expense.

Unauthorized transaction related costs declined because the Company incurred lower costs for legal fees related to defending certain actions. The derivative lawsuit, SEC investigation, and class action lawsuit have been resolved during the last year, causing a decrease to the legal fees associated with these matters. Unauthorized transaction related recoveries in the current fiscal year were primarily from asset forfeitures and sale of items at auction. The unauthorized transaction related recoveries last year were primarily from insurance proceeds.

The income from operations decreased primarily due to the amortization of software costs, decreased net sales and the increase in selling, general and administrative expenses.

The effective income tax rate varies from the U.S. federal statutory rate of 34% due to state income taxes. It is anticipated that the effective income tax rate will be between 20 - 31% in the year ended June 30, 2013 due to an anticipated decrease of the unrecognized tax benefits.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2012 and 2011:

	2012	2011
Total cash provided by (used in):
Operating activities	$929,664	$1,438,994
Investing activities	(657,473)	(1,431,553)
Financing activities	(128,887)	14,075
Net increase in cash and cash equivalents	$143,304	$21,516

Operating Activities

During the six months ended December 31, 2012, cash provided by operations decreased primarily due to payments to contract manufacturers causing a $2,199,398 reduction in accounts payable. Inventory increased to $9,817,182 at December 31, 2012 as compared to $9,396,350 as of June 30, 2012. This increase was largely due to purchases of inventory to support the Striva products. Prepaid assets increased to $1,203,219 at December 31, 2012 from $387,066 as of June 30, 2012 due to prepayment of insurance premiums, advance payment of a product placement program at a U.S. retailer, and advance payments to a vendor.

Index

Investing Activities

Cash used in investing activities was lower for the six months ended December 31, 2012 as the Company had lower expenditures for equipment, life insurance payments and capitalized software development expenditures. The capitalized software development expenditures decreased as a result of expensing on-going costs for the Striva products since the product was launched during the year ended June 30, 2012. In the year ended June 30, 2013, the Company has budgeted $1,200,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

The Company had a net use of cash by financing activities in the three months ended December 31, 2012 due to paying the dividend in December 2012 instead of January 2013. The Company borrowed from its bank line of credit $1,200,000 and $900,000 in the six months ended December 31, 2012 and 2011, respectively. The Company intends to continue to pay regular quarterly dividends of $0.06 per share for the foreseeable future.  As of December 31, 2012, the Company had outstanding borrowings of $1,200,000 on its bank line of credit facility.  The borrowings were used primarily to fund payments to vendors for inventory purchases late in fiscal year ended June 30, 2012.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $1,200,000 and $0 as of December 31, 2012 and June 30, 2012, respectively.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchnage Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 31, 2012, the Company is currently involved in several legal matters against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 14 to the condensed financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2012, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2012)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2012.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: February 1, 2013
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: February 1, 2013
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

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.5	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.6	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.7	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.8
Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.9
Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.  Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.10
Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.  Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.11	Koss Corporation 2012 Omnibus Incentive Plan. Filed as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income (Unaudited) for the three and six months ended December 31, 2012 and 2011, (ii) Condensed Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012, (iii) Condensed Statements of Cash Flows (Unaudited) for the six months ended December 31, 2012 and 2011 and (iv) the Notes to Condensed Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith