Form 10-Q
period 2013-03-31
KOSS CORP
filed 2013-05-10
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2013

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

At May 3, 2013, there were 7,382,664 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2013

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
Net sales	$8,302,113	$8,232,526	$25,859,006	$26,978,082
Cost of goods sold	4,998,121	5,080,992	16,546,236	16,698,801
Gross profit	3,303,992	3,151,534	9,312,770	10,279,281

Operating expenses:
Selling, general and administrative expenses	3,111,919	3,017,502	9,134,158	8,827,422
Unauthorized transaction related costs and (recoveries), net	152,001	(617,103)	(1,043,070)	(1,137,036)
Total operating expenses	3,263,920	2,400,399	8,091,088	7,690,386

Income from operations	40,072	751,135	1,221,682	2,588,895

Other income (expense):
Interest income	1	29,322	11	29,322
Interest expense	16,785	212,699	(39,730)	148,161
Total other income (expense), net	16,786	242,021	(39,719)	177,483

Income before income tax (benefit) provision	56,858	993,156	1,181,963	2,766,378

Income tax (benefit) provision	(58,583)	96,441	361,681	757,854

Net income	$115,441	$896,715	$820,282	$2,008,524

Income per common share:
Basic	$0.02	$0.12	$0.11	$0.27
Diluted	$0.02	$0.12	$0.11	$0.27

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$505,968	$50,027
Accounts receivable, less allowance for doubtful accounts of $33,009 and $31,559, respectively	3,618,466	5,326,537
Inventories	9,989,401	9,396,350
Prepaid expenses and other current assets	798,873	387,066
Deferred income taxes	918,819	963,303
Total current assets	15,831,527	16,123,283

Equipment and leasehold improvements, net	2,415,186	2,735,026

Other assets:
Product software development expenditures, net	3,138,955	4,231,609
Deferred income taxes	991,228	1,357,400
Cash surrender value of life insurance	4,575,833	4,301,591
Total other assets	8,706,016	9,890,600

Total assets	$26,952,729	$28,748,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,139,637	$4,604,580
Accrued liabilities	1,943,386	2,374,424
Dividends payable	442,962	442,962
Income taxes payable	1,146,051	1,146,051
Total current liabilities	6,672,036	8,568,017

Long-term liabilities:
Deferred compensation	2,368,449	2,196,320
Derivative liability	145,077	135,333
Other liabilities	740,000	754,000
Total long-term liabilities	3,253,526	3,085,653

Total liabilities	9,925,562	11,653,670

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,065,572	2,625,039
Retained earnings	13,924,681	14,433,286
Total stockholders' equity	17,027,167	17,095,239

Total liabilities and stockholders' equity	$26,952,729	$28,748,909

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2013	2012
Operating activities:
Net income	$820,282	$2,008,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(632)	(6,017)
Loss on disposals of fixed assets	124,480	715
Depreciation of equipment and leasehold improvements	628,110	510,899
Amortization of product software development expenditures	1,160,392	—
Stock-based compensation expense	440,533	362,571
Provision for (benefit of) deferred income taxes	410,656	(954)
Change in cash surrender value of life insurance	(15,604)	(12,706)
Deferred compensation	181,873	125,968
Net changes in operating assets and liabilities (see note 12)	(1,206,136)	(111,237)
Cash provided by operating activities	2,543,954	2,877,763

Investing activities:
Life insurance premiums paid	(258,638)	(348,555)
Purchase of equipment and leasehold improvements	(432,750)	(373,937)
Product software development expenditures	(67,738)	(967,535)
Cash used in investing activities	(759,126)	(1,690,027)

Financing activities:
Net proceeds from line of credit facility	—	100,000
Dividends paid to stockholders	(1,328,887)	(1,328,887)
Cash used in financing activities	(1,328,887)	(1,228,887)

Net increase (decrease) in cash and cash equivalents	455,941	(41,151)
Cash and cash equivalents at beginning of period	50,027	160,542
Cash and cash equivalents at end of period	$505,968	$119,391

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2012 has been derived from audited financial statements.  The unaudited condensed financial statements presented herein are based on interim amounts.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In 2009, Koss Corporation (the "Company") learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. The unauthorized transaction related costs and recoveries, net line in the Condensed Statements of Income is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 14), and recoveries related to the unauthorized transactions which are summarized below. For the three and nine months ended March 31, 2013 and 2012, these costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
Legal fees incurred	$180,295	$136,972	$332,608	$814,145

Recoveries:
Insurance proceeds	(692)	(113,691)	(15,014)	(892,851)
401(k) and KESOT proceeds	—	—	—	(175,528)
Proceeds from asset forfeitures	(27,602)	(640,384)	(1,360,664)	(640,383)
CEO bonus reimbursements	—	—	—	(242,419)
Total recoveries	(28,294)	(754,075)	(1,375,678)	(1,951,181)

Unauthorized transaction related costs and (recoveries), net	$152,001	$(617,103)	$(1,043,070)	$(1,137,036)

3.                                       INVENTORIES

The components of inventories at March 31, 2013 and June 30, 2012, were as follows:

	March 31, 2013	June 30, 2012
Raw materials	$4,531,770	$3,922,643
Work-in process	10,249	32,045
Finished goods	6,388,781	6,311,414
	10,930,800	10,266,102
Allowance for obsolete inventory	(941,399)	(869,752)
Total inventories	$9,989,401	$9,396,350

Index

4.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairment on a quarterly basis.  The Company launched a new product offering utilizing this software in the fourth quarter of fiscal year 2012 and began amortizing the related capitalized software costs. Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. Amortization expense for the three and nine months ended March 31, 2013 was $397,926 and $1,160,392, respectively. Accumulated amortization as of March 31, 2013 totaled $1,303,259.

5.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal years 2007 through 2012 for Federal and fiscal years 2008 through 2012 for most state jurisdictions.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $1,146,051 as of March 31, 2013 and as of June 30, 2012. All of the Company’s unrecognized tax benefits as of March 31, 2013, if recognized, would impact the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense. During the next twelve months, it is reasonably possible that the unrecognized tax benefits and income tax expense could be reduced by up to $1,000,000 due to expected closure of certain tax positions.

6.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over the London Interbank Offered Rate ("LIBOR"), depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations. There were no borrowings outstanding on the facility as of March 31, 2013 and as of June 30, 2012.  The loans may be used only for general corporate purposes of the Company.

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

Index

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the interest expense on certain items has been reversed. Interest expense detail was as follows for the three and nine months ended March 31, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
Interest expense on secured credit facility	$(4,614)	$(19,880)	$(37,249)	$(69,407)
Interest expense for tax positions related to unauthorized transactions	(11,941)	—	(35,821)	(73,894)
Interest reversals for tax positions related to unauthorized transactions	33,742	232,579	33,742	293,305
Other interest expense	(402)	—	(402)	(1,843)
Interest expense	$16,785	$212,699	$(39,730)	$148,161

8.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended March 31, 2013 and 2012.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2013 and 2012, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,944,308 and 1,654,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2013 and 2012, respectively, as they would be anti-dilutive.

9.    DIVIDENDS DECLARED

On January 28, 2013, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on March 29, 2013, to be paid April 15, 2013.  Such dividend payable has been recorded as of March 31, 2013.

10.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan, which was approved by the stockholders at the annual meeting held on October 3, 2012. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the nine months ended March 31, 2013, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.14. In the nine months ended March 31, 2012, options to purchase 480,000 shares were granted under the 1990 Flexible Incentive Plan at a weighted average exercise price of $6.24. Stock-based compensation expense during the three and nine months ended March 31, 2013 was $146,592 and $440,533, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2012 was $100,643 and $362,571, respectively.

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

The fair value of the written put option at March 31, 2013 and June 30, 2012 was $145,077 and $135,333, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

12.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2013	2012
Accounts receivable	$1,708,703	$1,860,877
Inventories	(593,051)	(1,285,818)
Prepaid expenses and other current assets	(411,807)	(191,591)
Income taxes payable	—	804,405
Accounts payable	(1,464,943)	(228,712)
Accrued liabilities	(431,038)	(1,070,398)
Other liabilities	(14,000)	—
Net change	$(1,206,136)	$(111,237)

Net cash paid (refunded) during the period for:
Income taxes	$(40,301)	$(45,597)
Interest	$38,691	$210,508

13.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended
	March 31
	2013	2012
Net income	$820,282	$2,008,524
Dividends declared	(1,328,887)	(1,328,887)
Stock-based compensation expense	440,533	362,571
(Decrease) increase in stockholders’ equity	$(68,072)	$1,042,208

Index

14.           LEGAL MATTERS

As of March 31, 2013, the Company is party to the matters related to the unauthorized transactions described below:

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

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions. Grant Thornton filed a claim for contribution against the outside directors of the Company, a claim for contribution against the Company's Chairman, John C. Koss, and claims for contribution and/or common law indemnity and fraudulent misrepresentation against the Company's CEO, Michael Koss. The case is proceeding in the Circuit Court.

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

Results of Operations Summary

•
Net sales increased 0.8% in the quarter to $8,302,113 with increased sales in export markets and education markets being partially offset by reduced sales to certain U.S. based retailers. Export sales were lower than last year through nine months.

•
Gross profit as a percent of sales increased 1.5% to 39.8% for the quarter ended March 31, 2013 due to improved product mix and favorable pricing. The amortization of software development costs during the quarter offset a portion of this improvement.

•
Selling, general and administrative spending was higher primarily due to costs of new product introductions and marketing, as well as product development expenses. These were partially offset by decreased insurance premiums and lower profit based compensation expense.

•
Resolution of the lawsuits in which the Company was the defendant, as well as completion of the SEC investigation, caused a significant decline in legal expenses related to the unauthorized transactions. In the quarter ended March 31, 2013, unauthorized transaction related legal fees were higher due to costs relating to discovery and preparing for trial in one case in which Koss is the plaintiff.

•	Unauthorized transaction related recoveries decreased as a result of no significant recoveries being received in the quarter.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2013	2012	2013	2012
Net sales	$8,302,113	$8,232,526	$25,859,006	$26,978,082
Net sales gain / (loss) %	0.8%	(2.2)%	(4.1)%	(13.7)%
Gross profit	$3,303,992	$3,151,534	$9,312,770	$10,279,281
Gross profit as % of net sales	39.8%	38.3%	36.0%	38.1%
Selling, general and administrative expenses	$3,111,919	$3,017,502	$9,134,158	$8,827,422
Selling, general and administrative expenses as % of net sales	37.5%	36.7%	35.3%	32.7%
Unauthorized transaction related costs	$180,295	$136,972	$332,608	$814,145
Unauthorized transaction related recoveries	$(28,294)	$(754,075)	$(1,375,678)	$(1,951,181)
Unauthorized transaction related recoveries, net	$152,001	$(617,103)	$(1,043,070)	$(1,137,036)
Income from operations	$40,072	$751,135	$1,221,682	$2,588,895
Income from operations as % of net sales	0.5%	9.1%	4.7%	9.6%
Other expense	$16,786	$242,021	$(39,719)	$177,483
Income tax provision	$(58,583)	$96,441	$361,681	$757,854
Income tax provision as % of income before income tax provision	(103.0)%	9.7%	30.6%	27.4%

2013 Results Compared with 2012
(comments refer to both the three and nine month periods unless otherwise stated)

Net sales increased marginally for the three month period ended March 31, 2013 but decreased for the nine month period. In the quarter ended March 31, 2013, the Company saw some improvement in sales to certain export distributors after

Index

experiencing weakness in the first and second quarters. However, sales to export customers were still well below last year through the first nine months. The current quarter benefited from certain export orders for approximately $240,000 that were disrupted and not shipped at the end of December 2012 due to the threatened dockworker strike on the Eastern Seaboard. These orders shipped early in the quarter ended March 31, 2013. In addition, sales to education related markets have been very strong through the first nine months of this year, particularly in the most recent quarter. Sales to customers added late in the year ended June 30, 2012 helped improve sales. However, declining sales to certain large U.S. retailers offset most of these gains.

Gross profit as a percent of sales was higher than last year for the quarter ended March 31, 2013, but lower for the first nine months. The improved gross profit margin for the quarter was primarily the result of improved product mix and benefits from favorable pricing in certain markets. The amortization of software development product costs, which started late in the year ended June 30, 2012 when the Striva product was launched, offset a portion of these improvements. There was approximately $398,000 of software amortization in the third quarter and approximately $1,160,000 of software amortization in the first nine months of fiscal 2013. These amortization costs, combined with a sale at low margin to close out a product during the quarter ended September 30, 2012, and a charge of approximately $124,000 during the quarter ended December 31, 2012 to write off tooling that is not expected to be used in the launch of future Striva products, have caused gross profit margin to be lower for the first nine months of this year compared to the same period last year.

Selling, general and administrative expenses were higher than the same periods last year. The majority of this increase was driven by costs for new product introductions and new product development. These increased costs were partially offset by a reduction in insurance premiums and lower profit-based compensation expense.

Unauthorized transaction related costs increased in the quarter because the Company incurred costs for preparation of one case in anticipation of a trial. These costs were lower in the nine months ended March 31, 2013 because the derivative lawsuit, SEC investigation, and class action lawsuit were resolved during the last year, causing a decrease to the legal fees associated with these matters. Unauthorized transaction related recoveries in the current fiscal year were primarily from asset forfeitures and sale of items at auction. The unauthorized transaction related recoveries last year were primarily from insurance proceeds.

The income from operations decreased primarily due to the amortization of software costs, decreased unauthorized transaction related recoveries and the increase in selling, general and administrative expenses. For the nine months, decreased sales also contributed to the decline in income from operations.

The effective income tax rate for the nine months ended March 31, 2013 varied from the U.S. federal statutory rate of 34% due to recognizing benefits from the federal tax return for the year ended June 30, 2012 and the effect of state income taxes. It is anticipated that the effective income tax rate will be between 20 - 31% in the year ended June 30, 2013 due to an anticipated decrease of the unrecognized tax benefits.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2013 and 2012:

Total cash provided by (used in):	2013	2012
Operating activities	$2,543,954	$2,877,763
Investing activities	(759,126)	(1,690,027)
Financing activities	(1,328,887)	(1,228,887)
Net increase (decrease) in cash and cash equivalents	$455,941	$(41,151)

Operating Activities

During the nine months ended March 31, 2013, cash provided by operations decreased primarily due to the lower net income and payments to contract manufacturers, causing a $1,464,943 reduction in accounts payable. Inventory increased to $9,989,401 at March 31, 2013 as compared to $9,396,350 as of June 30, 2012. This increase was largely due to purchases of inventory to support the Striva products. Prepaid assets increased to $798,873 at March 31, 2013 from $387,066 as of June 30,

Index

2012 primarily due to prepayment of insurance premiums, advance payment of a product placement program at a U.S. retailer, and advance payments to a vendor.

Investing Activities

Cash used in investing activities was lower for the nine months ended March 31, 2013 as the Company had lower capitalized software development expenditures. The capitalized software development expenditures decreased as a result of expensing on-going costs for the Striva products since the technology was launched during the year ended June 30, 2012. The Company anticipates it will incur approximately $600,000 for tooling and leasehold improvements during the fiscal year ended June 30, 2013.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

The regular quarterly dividends resulted in a net use of cash in the nine months ended March 31, 2013 and 2012. The Company intends to continue to pay quarterly dividends of $0.06 per share for the foreseeable future.  As of March 31, 2013, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2013 or 2012 under the stock repurchase program.  No stock options were exercised in 2013 or 2012.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 21, 2012, the Credit Agreement was amended to extend the expiration to July 31, 2014.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  There were no borrowings outstanding on the facility as of March 31, 2013 and June 30, 2012, respectively.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2013, the Company is currently involved in several legal matters against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 14 to the condensed financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2013, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2013)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2013.

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

KOSS CORPORATION

/s/ Michael J. Koss	Dated: May 10, 2013
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	Dated: May 10, 2013
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation, as in effect on September 25, 1996. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.4	Amendment to Lease. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.5	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.6	Restated Lease. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.7	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

10.8
Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.9
Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.  Filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.10
Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A.  Filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income (Unaudited) for the three and nine months ended March 31, 2013 and 2012, (ii) Condensed Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012, (iii) Condensed Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2013 and 2012 and (iv) the Notes to Condensed Financial Statements (Unaudited).**

*	Filed herewith
**	Furnished herewith