Form 10-K
period 2013-06-30
KOSS CORP
filed 2013-08-23
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.005 par value per share	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2012 was approximately $12,824,625 (based on the $4.75 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 30, 2012).

On August 23, 2013, 7,382,706 shares of voting common stock were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2013

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

The Company’s products are sold through national retailers, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 300 domestic dealers and its products are carried in approximately 17,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.

Approximately 86% of the Company’s fiscal 2013 sales were for stereo headphones for listening to music.  The remaining 14% of the Company's sales were for headphones used in communications, education settings, and in conjunction with metal detectors. The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems and prisons.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has approximately 588 trademarks registered in 99 countries around the world and 173 patents in 36 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2013, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the year ended June 30, 2013 were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2013 is not significant in relation to net sales during fiscal year 2013 or projected fiscal year 2014 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 17,000 domestic retailers and numerous retailers worldwide.  During fiscal year 2013, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 20% of net sales and sales to Wal-Mart accounted for 9% of net sales.  In fiscal year 2012, net sales to Tura Scandinavia AB and Wal-Mart, accounted for 25% and 11% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB and Wal-Mart) accounted for approximately 44% and 48% of total net sales in fiscal years 2013 and 2012, respectively.

The recently launched Striva product line is sold directly to consumers through the Koss website. This product line was launched late in fiscal year 2012 and sales of these products were not significant in fiscal year 2013 or 2012.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $1,436,493 during fiscal year 2013 as compared with $1,306,065 during fiscal year 2012. These activities were conducted by both Company personnel and outside consultants.  The Company expects that research and development costs will continue and it is planning to introduce several new product offerings during fiscal year 2014.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2013 and 2012, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2013, the Company employed 61 people, who are all non-union.  The Company also engages temporary personnel.

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

The Company has a small sales office in Switzerland to service the international export marketplace.  The Company is not aware of any material risks in maintaining this operation.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, South America, Latin America, the Caribbean, Canada and Mexico.  During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2013	2012
United States	$16,371,434	$17,155,135
Sweden	7,161,327	9,361,346
Cyprus	1,975,736	1,901,601
Malaysia	1,795,059	534,218
Russia	1,441,484	1,430,949
Czech Republic	1,309,697	1,200,374
Canada	1,223,176	1,220,109
All other countries	4,486,666	5,062,035
Net sales	$35,764,579	$37,865,767

In addition to a manufacturing facility in Milwaukee, Wisconsin, the Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent suppliers are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 57% of the Company’s 2013 net sales) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

AVAILABLE INFORMATION

The Company’s internet website is http://www.koss.com.  The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission.  These reports and other information regarding the Company are also available on the SEC’s internet website at http://www.sec.gov. The information on the Company's website is not part of this or any other report the Company files with or furnishes to the Securities and Exchange Commission.

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

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2013, the Company is involved in certain legal matters against third parties related to the unauthorized transactions as previously reported. A description of these legal matters is included at Note 20 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were approximately 481 record holders of the Company’s common stock as of August 20, 2013.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2011	$6.75	$5.25	$0.06
December 31, 2011	$6.27	$4.92	$0.06
March 31, 2012	$5.95	$5.00	$0.06
June 30, 2012	$5.68	$4.91	$0.06
September 30, 2012	$5.30	$4.52	$0.06
December 31, 2012	$5.25	$4.51	$0.06
March 31, 2013	$5.55	$4.04	$0.06
June 30, 2013	$5.11	$4.45	$0.06

The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, including the last fiscal quarter ended June 30, 2013.  On April 25, 2013 the Company announced its quarterly dividend of $0.06 per share for stockholders of record on June 28, 2013.  The dividend was paid on July 15, 2013.  Although the Company anticipates it will continue to pay a quarterly dividend, the decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2013)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2013, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the year ended June 30, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2013 and 2012.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Many of the Company's products could be viewed as essential by the consumer and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2013.

As a result of the unauthorized transactions that the Company previously reported, the Company has on-going activity to recover the amounts lost in the unauthorized transactions. These activities are explained in Note 2 to the Consolidated Financial Statements.

Fiscal Year 2013 Summary

•	Net sales dropped 5.5% to $35,764,579 on volume declines at the top two customers.

•	Gross profit as a percent of sales declined 2.0% to 36.4% due to a full year of amortization related to software development costs.

•	Selling, general and administrative spending was higher due to costs of profit-based compensation and marketing costs.

•	Unauthorized transaction related costs increased primarily due to legal expenses related to the settlement of a third party lawsuit.

•	Unauthorized transaction related recoveries increased due to the $8,500,000 of gross proceeds from the settlement of a third party lawsuit and higher recoveries for sale of forfeited assets.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2013	2012
Net sales	$35,764,579	$37,865,767
Net sales gain / (loss) %	(5.5)%	(8.8)%
Gross profit	$13,008,819	$14,531,415
Gross profit as % of net sales	36.4%	38.4%
Selling, general and administrative expenses	$12,953,475	$12,115,472
Selling, general and administrative expenses as % of net sales	36.2%	32.0%
Unauthorized transaction related costs	$2,598,454	$987,285
Unauthorized transaction related recoveries	$(10,185,501)	$(2,458,103)
Unauthorized transaction related costs (recoveries), net	$(7,587,047)	$(1,470,818)
Income from operations	$7,642,391	$3,886,761
Income from operations as % of net sales	21.4%	10.3%
Other income (expense)	$56,090	$153,745
Income tax provision	$2,270,766	$1,100,091
Income tax provision as % of income before taxes	29.5%	27.2%

2013 Results of Operations Compared with 2012

Net sales for 2013 declined due primarily to decreases in sales volume to a large distributor in Europe and to two large retailers in the United Sates. The decline in sales to the European distributor reflected the loss of a customer for most of fiscal year 2013. This customer was regained late in the fiscal year. The decrease in the U.S. retail market reflects the increased number of competitors in this space and product placement at key retailers. Increased sales at two export customers in Asia helped to offset some of the decline at the European distributor and US retailers. In addition, new customers and introduction of new products throughout the year helped to reduce the sales declines.

Gross profit as a percent of sales in 2013 was 36.4% which was 2.0% lower than 2012. The decline in gross profit percentage was almost entirely the result of a full year of amortization of software development costs, which began at the end of fiscal year 2012. Software amortization was $1,558,318 in fiscal year 2013 compared to $142,867 in fiscal year 2012. When adjusted for software amortization, gross profit increased by approximately 2% in fiscal year 2013.

Selling, general and administrative expenses for 2013 were approximately $838,000 higher than 2012. The majority of this increase was driven by profit-based compensation and spending for marketing, which increased by $461,643 and $274,179, respectively. The profit-based compensation increased as a result of the lawsuit settlement against the third party, which added approximately $702,000 to bonuses and profit sharing. The marketing costs increased due to more on-line advertising and promotion costs relating to the introduction of a new line of headphones.

In fiscal year 2013, unauthorized transaction related costs increased because the Company incurred higher legal fees that were contingent on the settlement of the third party lawsuit against the Company's former auditors and additional costs of pursuing certain actions against other third parties. Included in the unauthorized transaction related recoveries for 2013 was $8,500,000 of gross proceeds from the settlement of the lawsuit against the Company's former auditors, $1,670,487 from asset forfeitures, and $15,014 of insurance proceeds. Included in recoveries for 2012 was $1,118,463 from asset forfeitures, $867,711 of insurance proceeds, $229,510 from garnishment of the 401(k) and Koss Employee Stock Ownership Trust (KESOT) balances held by Ms. Sachdeva, and a payment of $242,419 that the Company received from Michael Koss, who voluntarily reimbursed the Company for the excess portion of the bonus that he received during the restatement periods.

The income from operations increased in 2013 from 2012 primarily due to income recorded from the settlement of the lawsuit against a third party. Without this settlement, income from operations decreased primarily due to decreased sales, decline in gross profit percentage and increased costs for marketing as described above.

In both 2013 and 2012, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions by $145,488 and $251,485, respectively. The Company reversed accrued interest related to the tax returns as they were filed and based upon the expiration of the statute of limitations for certain returns. These impacts are described further in Note 12 of the Notes to the Consolidated Financial Statements.

The effective income tax rate was lower than statutory rates in 2013 primarily due to a decrease in the liability for uncertain tax positions. It is anticipated that the effective income tax rate would be approximately 30% in 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2013	2012
Total cash provided by (used in):
Operating activities	$3,496,217	$4,908,744
Investing activities	$(914,759)	$(1,847,409)
Financing activities	$(1,771,849)	$(3,171,850)
Net increase (decrease) in cash and cash equivalents	$809,609	$(110,515)

Operating Activities

During 2013, cash provided by operations decreased primarily due to the negative changes in operating assets and liabilities offsetting the increase in net income. Accounts receivable increased by $6,858,625 as of June 30, 2013 compared to June 30, 2012. The proceeds of $8,500,000 from the lawsuit settlement, received in July 2013, were in accounts receivable at June 30, 2013 which more than offset the accounts receivable decrease from customers. The legal fees, related to the lawsuit settlement, were $2,120,000 and were recorded in accrued liabilities as of June 30, 2013. In addition, inventory increased by $1,104,822. Inventory was higher due to stocking of new products in advance of shipments and adding inventory to support the launch of the Striva product line.

Investing Activities

Cash used in investing activities was lower for 2013 as the Company made no new investments in product software compared to investments of $1,145,106 in 2012. In 2014, the Company has budgeted $1,200,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities decreased in 2013 because the Company paid off the borrowings on its bank line of credit in 2012. Dividends paid to stockholders stayed the same at $1,771,849 or $0.24 per share in 2013.  The Company intends to continue to pay regular quarterly dividends for the foreseeable future.  As of June 30, 2013, the Company had no outstanding borrowings on its bank line of credit facility.  On July 31, 2013, the Company had no outstanding borrowings on its bank line of credit facility and availability of approximately $8,000,000.

There were no purchases of common stock in 2013 or 2012 under the stock repurchase program.  No stock options were exercised in 2013 or 2012.

Liquidity

In addition to capital expenditures for tooling and continued investment in software development, the Company has interest payments on its line of credit facility borrowings, and planned normal quarterly dividend payments. The Company believes that cash generated from operations, together with borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments.  Management believes that the long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $0 and $0 as of June 30, 2013 and 2012, respectively.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2013, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2013.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2013 and 2012.  As of June 30, 2013, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2013, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected future costs, costs to complete and projected long-term growth rates.  The Company performed impairment testing as of June 30, 2013 and 2012 and no impairment was identified.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements attached hereto.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2013 was effective.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Executive Officers," "Section 16(a) Beneficial Reporting Compliance," "Code of Ethics" and "Board Committees - Audit Committee" from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code is publicly available on the Company's website at www.koss.com/en/about/history. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," "Director Compensation," and "Board Committees - Compensation Committee" from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Equity Compensation Plan Information" from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Independence of the Board," "Board Committees" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2013 and 2012, the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the consolidated financial statements, the Company has been named in several legal matters.  In addition, the Company has also initiated certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 23, 2013

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30,	2013	2012
Net sales	$35,764,579	$37,865,767
Cost of goods sold	22,755,760	23,334,352
Gross profit	13,008,819	14,531,415

Operating expenses:
Selling, general and administrative expenses	12,953,475	12,115,472
Unauthorized transaction related recoveries, net	(7,587,047)	(1,470,818)
Total operating expenses	5,366,428	10,644,654

Income from operations	7,642,391	3,886,761

Other income:
Interest income	11	29,322
Interest expense	56,079	124,423
Total other income, net	56,090	153,745

Income before income tax provision	7,698,481	4,040,506

Income tax provision	2,270,766	1,100,091

Net income	$5,427,715	$2,940,415

Income per common share:
Basic	$0.74	$0.40
Diluted	$0.74	$0.40

Dividends declared per common share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$859,636	$50,027
Accounts receivable, less allowance for doubtful accounts of $43,405 and $31,559, respectively	12,185,162	5,326,537
Inventories	10,501,172	9,396,350
Prepaid expenses and other current assets	465,589	387,066
Deferred income taxes	1,171,453	963,303
Total current assets	25,183,012	16,123,283

Equipment and leasehold improvements, net	2,337,982	2,735,026

Other assets:
Product software development expenditures, net	2,673,291	4,231,609
Deferred income taxes	419,530	1,357,400
Cash surrender value of life insurance	4,612,842	4,301,591
Total other assets	7,705,663	9,890,600

Total assets	$35,226,657	$28,748,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,685,748	$4,604,580
Accrued liabilities	4,705,454	2,374,424
Dividends payable	442,962	442,962
Income taxes payable	2,732,524	1,146,051
Total current liabilities	10,566,688	8,568,017

Long-term liabilities:
Deferred compensation	2,375,550	2,196,320
Derivative liability	154,745	135,333
Other liabilities	740,000	754,000
Total long-term liabilities	3,270,295	3,085,653

Total liabilities	13,836,983	11,653,670

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,263,608	2,625,039
Retained earnings	18,089,152	14,433,286
Total stockholders' equity	21,389,674	17,095,239

Total liabilities and stockholders' equity	$35,226,657	$28,748,909

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2013	2012
Operating activities:
Net income	$5,427,715	$2,940,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	13,561	135,320
Loss on disposals of fixed assets	212,300	715
Depreciation of equipment and leasehold improvements	840,224	701,356
Amortization of product software development expenditures	1,558,318	142,867
Stock-based compensation expense	583,069	480,623
Provision for deferred income taxes	729,720	341,284
Change in cash surrender value of life insurance	(51,972)	(116,081)
Deferred compensation	198,642	228,335
Net changes in operating assets and liabilities (see note 16)	(6,015,360)	53,910
Cash provided by operating activities	3,496,217	4,908,744

Investing activities:
Life insurance premiums paid	(259,279)	(349,196)
Purchase of equipment and leasehold improvements	(655,480)	(353,107)
Product software development expenditures	—	(1,145,106)
Cash used in investing activities	(914,759)	(1,847,409)

Financing activities:
Net repayments of line of credit facility	—	(1,400,000)
Dividends paid to stockholders	(1,771,849)	(1,771,850)
Cash used in financing activities	(1,771,849)	(3,171,850)

Net increase (decrease) in cash and cash equivalents	809,609	(110,515)
Cash and cash equivalents at beginning of year	50,027	160,542
Cash and cash equivalents at end of year	$859,636	$50,027

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2011	7,382,706	$36,914	$2,144,416	$13,264,721	$15,446,051
Net income	—	—	—	2,940,415	2,940,415
Dividends declared	—	—	—	(1,771,850)	(1,771,850)
Stock-based compensation expense	—	—	480,623	—	480,623
Balance, June 30, 2012	7,382,706	$36,914	$2,625,039	$14,433,286	$17,095,239
Net income	—	—	—	5,427,715	5,427,715
Dividends declared	—	—	—	(1,771,849)	(1,771,849)
Stock-based compensation expense	—	—	583,069	—	583,069
Income tax benefit from stock-based compensation	—	—	55,500	—	55,500
Balance, June 30, 2013	7,382,706	$36,914	$3,263,608	$18,089,152	$21,389,674

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”) and its former 100%-owned subsidiary (collectively the “Company”), a Delaware corporation, reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  In addition, the Company has more than 300 domestic dealers and its products are carried by approximately 17,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Switzerland which utilizes independent distributors in several foreign countries.  The Company had one subsidiary, Koss Classics Ltd. (“Koss Classics”), which was dissolved in the three months ended September 30, 2011.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss Classics, which was a 100%-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

SHIPPING AND HANDLING FEES AND COSTS — Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income amounted to $1,436,493 in fiscal year 2013 and $1,306,065 in fiscal year 2012.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying consolidated statements of income were $230,455 in 2013 and $116,610 in 2012.  Such costs are expensed as incurred.

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

INCOME PER COMMON SHARE — Income per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” income per share.  Basic income per common share includes no dilution and is computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted income per common share reflects the potential dilution of securities that could share in the earnings of an entity.

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

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses in the Consolidated Statements of Income, which is where the annual premiums are recorded.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.  Management believes that there has not been any impairment of the Company’s long-lived assets as of June 30, 2013 and 2012.

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the insurance company.  Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable and the collection is reasonably assured.

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 14.  The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

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

2.             UNAUTHORIZED TRANSACTION RELATED RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions, which totaled approximately $31,500,000 from fiscal years 2005 through December 2009 as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the years ended June 30, 2013 and 2012, the costs incurred were for legal defense costs and legal fees related to claims initiated against third parties (see Note 20). The Company has received various recoveries related to the unauthorized transactions which are summarized below. The insurance proceeds covered the majority of the legal defense costs relating to defending the actions and investigations against the Company. The Company will continue to incur legal fees for the claims initiated against third parties. There have been other recoveries of the assets previously owned and forfeited by the former Vice President of Finance. The Company expects to receive additional forfeiture related funds in the fiscal year ended June 30, 2014.  For the years ended June 30, 2013 and 2012, these costs and recoveries were as follows:

	2013	2012
Legal fees incurred	$2,598,454	$987,285

Recoveries:
Insurance proceeds	(15,014)	(867,711)
Gross proceeds from the settlement of the third party lawsuit	(8,500,000)	—
401(k) and KESOT proceeds	—	(229,510)
Proceeds from asset forfeitures	(1,670,487)	(1,118,463)
CEO bonus reimbursements	—	(242,419)
Total recoveries	(10,185,501)	(2,458,103)

Unauthorized transaction related recoveries, net	$(7,587,047)	$(1,470,818)

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  In addition, at June 30, 2013, accounts receivable included $8,500,000 of proceeds from the settlement of the lawsuit against a third party (see Notes 2 and 20).

The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The majority of open accounts, excluding primarily Wal-Mart, are covered by credit insurance. Accounts receivable from our two largest customers represented 20.5% and 31.4% of gross trade accounts receivable as of June 30, 2013 and 2012, respectively.

The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for past due receivable balances based on a review of the past due item, general economic conditions and the insurance coverage in place.  The Company writes off accounts receivable when they become uncollectible.  There were no recoveries of previously written-off accounts receivable during fiscal 2013 or fiscal 2012.  Changes in the allowance for doubtful accounts were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Amounts written-off	Balance, end of year
2013	$31,559	13,561	(1,715)	$43,405
2012	$278,828	135,320	(382,589)	$31,559

The vast majority of international customers, outside of Canada, are sold to on a cash against documents or cash in advance basis. Approximately 16% and 32% of the Company's trade accounts receivable at June 30, 2013 and 2012, were foreign receivables denominated in U.S. dollars.

4.                                       INVENTORIES

As of June 30, 2013 and 2012, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,313,498 and $1,158,119 higher than reported at June 30, 2013 and 2012, respectively.

The components of inventories at June 30 were as follows:

	2013	2012
Raw materials	$5,019,597	$3,922,643
Work-in process	—	32,045
Finished goods	6,690,301	6,311,414
	11,709,898	10,266,102
Reserve for obsolete inventory	(1,208,726)	(869,752)
Total inventories	$10,501,172	$9,396,350

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2013 and 2012 are summarized as follows:

	Estimated useful lives	2013	2012
Machinery and equipment	5-10 years	$527,450	$527,450
Furniture and office equipment	5-10 years	374,616	298,809
Tooling	5 years	3,363,464	3,180,586
Display booths	5-7 years	287,180	287,180
Computer equipment	3-5 years	1,401,056	1,370,185
Leasehold improvements	7-10 years	2,288,706	2,058,805
Assets in progress	N/A	318,758	395,035
		8,561,230	8,118,050
Less: accumulated depreciation and amortization		6,223,248	5,383,024
Equipment and leasehold improvements, net		$2,337,982	$2,735,026

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

Fiscal Year Ended June 30,	Balance, beginning of year	Capitalized software costs	Amortization charged to expense	Balance, end of year
2013	$4,231,609	—	(1,558,318)	$2,673,291
2012	$3,229,370	1,145,106	(142,867)	$4,231,609

Future amortization of capitalized software costs is expected to be approximately $1,458,159 in fiscal year 2014 and $1,215,132 in fiscal year 2015.

7.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax provision in 2013 and 2012 consisted of the following:

Year Ended June 30,	2013	2012
Current:
Federal	$1,697,085	$953,682
State	(156,039)	(194,875)
Deferred	729,720	341,284
Total income tax provision	$2,270,766	$1,100,091

The 2013 and 2012 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2013	2012
Federal income tax expense at statutory rate	$2,617,484	$1,373,772
State income tax expense, net of federal income tax benefit	147,516	80,810
Increase (decrease) in valuation allowance	21,890	(471,254)
Research and development credits	—	(34,835)
Stock-based compensation	49,561	32,442
Adjustments for unrecognized tax benefits	(449,938)	—
Other	(115,747)	119,156
Total income tax provision	$2,270,766	$1,100,091

Temporary differences which give rise to deferred income tax assets and liabilities at June 30 include:

	2013	2012
Deferred income tax assets:
Deferred compensation	$886,750	$812,639
Stock-based compensation	524,387	362,585
Accrued expenses and reserves	1,177,771	1,249,817
Package design and trademarks	—	46,997
Unauthorized transactions	—	458,284
Federal and state net operating loss carryforwards	267,944	1,500,198
AMT and research and development credit carryforwards	—	153,045
Valuation allowance	(222,409)	(200,486)
Total deferred income tax asset	2,634,443	4,383,079

Deferred income tax liabilities:
Equipment and leasehold improvements	(22,025)	(466,250)
Capitalized research and development costs	(1,015,838)	(1,592,415)
Other	(5,597)	(3,711)
Net deferred income tax asset	$1,590,983	$2,320,703

Deferred income tax assets as presented on the consolidated balance sheets:

	2013	2012
Current deferred income tax assets	$1,171,453	$963,303
Noncurrent deferred income tax assets	419,530	1,357,400
Net deferred income tax assets	$1,590,983	$2,320,703

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits. The Company utilized all of the federal net operating loss carryforwards in the fiscal year ended June 30, 2013. The Company has net operating loss carryforwards in the state of Wisconsin totaling $3,997,796 which expire in fiscal year 2025.

ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2013.  As part of the unauthorized transactions, the Company has accrued interest of $49,150 and $150,624 as of June 30, 2013 and 2012, respectively.

	2013	2012
Accrued interest at beginning of year	$150,624	$498,806
Interest charges to expense	44,014	44,015
Interest charges paid	—	(140,712)
Interest charges reversed	(145,488)	(251,485)
Accrued interest at end of year	$49,150	$150,624

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2013 and 2012.  The Company records interest related to unrecognized tax benefits in interest expense.  For the year ended June 30, 2013, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions. The Company reversed the accrued interest related to the tax return that was filed for the year ended June 30, 2007 because the statute of limitations expired for this return. During the year ended June 30, 2013, the Company accrued interest related to the tax reporting of the unauthorized transactions for years ending after June 30, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Unrecognized tax benefits at beginning of year	$1,146,051	$599,938
Gross increases - tax positions in prior years	—	546,113
Reductions due to lapse in statute	(249,938)	—
Reductions based on settlements with taxing authorities	(200,000)	—
Unrecognized tax benefits at end of year	$696,113	$1,146,051

All of the Company's unrecognized tax benefits as of June 30, 2013 and 2012 would affect the effective tax rate. During the next twelve months, it is reasonably possible that federal and state tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $550,000, either because the Company's tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns through tax year June 30, 2007 are settled and the income tax returns for tax years beginning July 1, 2007 are open.  For states in which the Company files state income tax returns, the statue of limitations is generally open for tax years ended June 30, 2008 and forward.  The Company is not currently under examination in any jurisdiction.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, beginning of year	Increase in valuation allowance	Release of valuation allowance	Balance, end of year
2013	$(200,486)	(21,923)	—	$(222,409)
2012	$(671,740)	—	471,254	$(200,486)

8.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $0 as of June 30, 2013 and 2012.

9.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012
Legal and professional fees	$2,234,584	$191,986
Cooperative advertising and promotion allowances	622,695	679,097
Accrued returns	179,723	395,193
Product warranty obligations	371,500	378,500
Interest	53,692	153,314
Employee benefits	131,905	134,065
Management bonuses and profit-sharing	845,762	180,865
Sales commissions and bonuses	197,914	172,346
Other	67,679	89,058
	4,705,454	$2,374,424

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

Changes to the product warranty obligations for the years ended June 30, 2013 and 2012 are as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2013	$1,132,500	541,585	(562,585)	$1,111,500
2012	$1,164,108	633,956	(665,564)	$1,132,500

11.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The net present value was calculated for the former officer using a discount factor of 2.06% and 5.60% as of June 30, 2013 and 2012, respectively. The net present value was calculated for the current officer using a discount factor of 4.85% and 5.60% at June 30, 2013 and 2012, respectively.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $501,923 and $622,503 recorded as of June 30, 2013 and 2012, respectively.  Deferred compensation expense reversal of $120,580 was recognized under this arrangement in 2013 and deferred compensation expense of $46,038 was recognized in 2012.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,873,627 and $1,573,817 recorded as of June 30, 2013 and 2012, respectively.  Deferred compensation expense of $299,810 and $171,964 was recognized under this arrangement in 2013 and 2012, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

12.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 8) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the fiscal years ended June 30, 2013 and 2012, respectively:

	2013	2012
Interest expense on secured credit facility	$(44,993)	$(81,204)
Interest expense for tax positions related to unauthorized transactions	(44,014)	(44,015)
Interest reversals for tax positions related to unauthorized transactions	145,488	251,485
Other interest expense	(402)	(1,843)
Interest expense	$56,079	$124,423

13.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2013 and 2012.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the years ended June 30, 2013 and 2012 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares under option of 1,741,000 and 1,514,308 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2013 and 2012, respectively, as they would be anti-dilutive.

14.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2013, there were 1,773,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2013, there was approximately $1,235,324 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.71 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $583,069 and $480,623 in 2013 and 2012, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2013 or 2012.

The per share weighted average fair value of the stock options granted during the years ended June 30, 2013 and 2012 were $1.67 and $1.99, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2013 and 2012, the Company used the following weighted-average assumptions:

	2013	2012
Expected stock price volatility	58%	56%
Risk free interest rate	0.52%	1.31%
Expected dividend yield	4.00%	4.00%
Expected forfeitures	1.50%	1.50%
Expected life of options	4.6 years	4.7 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at July 1, 2011	1,334,308	$3.90 - $13.09	$7.61	4.01	$349,400
Granted	480,000	$5.05 - $6.60	$6.24
Exercised	—	—	—
Expired	(140,000)	$8.40 - $10.71	10.38
Forfeited	(160,000)	6.91	$6.91
Shares under option at June 30, 2012	1,514,308	$3.90 - $13.09	$6.99	4.36	$88,352
Granted	430,000	$4.97 - $5.47	$5.29
Exercised	—	—	—
Expired	(203,308)	$7.88 - $8.53	$8.45
Forfeited	—	—	$—
Shares under option at June 30, 2013	1,741,000	$3.90 - $13.09	$6.40	4.39	$55,160
Exercisable as of June 30, 2012	617,308	$3.90 - $13.09	$8.45
Exercisable as of June 30, 2013	672,582	$3.90 - $13.09	$7.52

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$436,049	$364,620

During the years ended June 30, 2013 and 2012 total options of 430,000 and 480,000, respectively, were granted during the year at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $5.29 and $6.24 for the years ended June 30, 2013 and 2012, respectively.

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

The fair value of the written put option at June 30, 2013 and 2012 was $154,745 and $135,333, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2013, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2013 or 2012.

16.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2013	2012
Accounts receivable	$(6,872,186)	$679,355
Inventories	(1,104,822)	(1,529,348)
Income taxes receivable	—	258,292
Prepaid expenses and other current assets	(78,523)	(94,288)
Income taxes payable	1,641,973	546,113
Accounts payable	(1,918,832)	836,090
Accrued liabilities	2,331,030	(620,232)
Other liabilities	(14,000)	(22,072)
Net change	$(6,015,360)	$53,910

Net cash (refunded) paid during the year for:
Income taxes	$(92,253)	$(45,597)
Interest	$45,545	$222,812

17.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No expense was recorded or cash contributions made for the fiscal years 2013 or 2012.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2013 and 2012, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were $425,301 and $424,136 during 2013 and 2012, respectively.

18.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $19,393,145 during 2013 and $20,710,632 during 2012.

The Company’s sales by country were as follows:

	2013	2012
United States	$16,371,434	$17,155,135
Sweden	7,161,327	9,361,346
Cyprus	1,975,736	1,901,601
Malaysia	1,795,059	534,218
Russia	1,441,484	1,430,949
Czech Republic	1,309,697	1,200,374
Canada	1,223,176	1,220,109
All other countries	4,486,666	5,062,035
Net sales	$35,764,579	$37,865,767

Sales during 2013 and 2012 to the Company's five largest customers, which are generally large national retailers or foreign distributors, represented approximately 44% and 48% of the Company's net sales, respectively. Included in these percentages were sales to a single United States customer which represented approximately 9% and 11% of the Company's net sales during 2013 and 2012, respectively. Net sales to a single Scandinavian distributor represented approximately 20% and 25% of the Company's net sales during 2013 and 2012, respectively.

19.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from its Chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2013 and 2012.

20.           LEGAL MATTERS

As of June 30, 2013, the Company is party to the matters related to the unauthorized transactions described below:

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

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions.  In June 2013, the Company executed a settlement agreement that settled this lawsuit and as part of the settlement, the parties provided mutual releases that resolved all claims involved in the litigation between the Company and its Directors against Grant Thornton, LLP. Pursuant to the settlement, in July 2013 the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. See Notes 2 and 3 for more information relating to this recovery.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 23, 2013
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	August 23, 2013
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 23, 2013.

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

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.5	Assignment of Lease to John C. Koss. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.6	Addendum to Lease. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

10.7	Amendment to Lease. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.8	Partial Assignment, Termination and Modification of Lease. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.9	Restated Lease. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

10.10	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference. *

10.11
Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. *

10.12
Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.13
Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.14	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith