Form 10-Q
period 2013-09-30
KOSS CORP
filed 2013-11-01
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2013

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

At October 25, 2013, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2013

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30
	2013	2012
Net sales	$6,824,339	$8,914,862
Cost of goods sold	4,571,370	5,663,690
Gross profit	2,252,969	3,251,172

Operating expenses:
Selling, general and administrative expenses	2,825,805	3,018,751
Unauthorized transaction related recoveries, net	(708,716)	(382,727)
Total operating expenses	2,117,089	2,636,024

Income from operations	135,880	615,148

Other income (expense):
Interest income	—	10
Interest expense	(7,606)	(29,309)
Total other expense, net	(7,606)	(29,299)

Income before income tax provision	128,274	585,849

Income tax provision	48,872	219,696

Net income	$79,402	$366,153

Income per common share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,454,979	$859,636
Accounts receivable, less allowance for doubtful accounts of $61,322 and $43,405, respectively	3,410,343	12,185,162
Inventories	9,760,809	10,501,172
Prepaid expenses and other current assets	546,333	465,589
Deferred income taxes	900,668	1,171,453
Total current assets	19,073,132	25,183,012

Equipment and leasehold improvements, net	2,363,364	2,337,982

Other assets:
Product software development expenditures, net	2,308,752	2,673,291
Deferred income taxes	631,785	419,530
Cash surrender value of life insurance	4,936,599	4,612,842
Total other assets	7,877,136	7,705,663

Total assets	$29,313,632	$35,226,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,759,734	$2,685,748
Accrued liabilities	2,013,613	4,705,454
Dividends payable	442,962	442,962
Income taxes payable	697,434	2,732,524
Total current liabilities	4,913,743	10,566,688

Long-term liabilities:
Deferred compensation	2,292,276	2,375,550
Derivative liability	156,537	154,745
Other liabilities	740,000	740,000
Total long-term liabilities	3,188,813	3,270,295

Total liabilities	8,102,556	13,836,983

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,448,570	3,263,608
Retained earnings	17,725,592	18,089,152
Total stockholders' equity	21,211,076	21,389,674

Total liabilities and stockholders' equity	$29,313,632	$35,226,657

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2013	2012
Operating activities:
Net income	$79,402	$366,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(100,060)	2,629
Depreciation of equipment and leasehold improvements	209,819	214,984
Amortization of product software development expenditures	364,539	364,540
Stock-based compensation expense	172,530	148,502
Provision for deferred income taxes	70,962	219,695
Change in cash surrender value of life insurance	(81,741)	(6,102)
Deferred compensation	(81,482)	57,749
Net changes in operating assets and liabilities (see note 12)	3,881,553	(2,405,838)
Cash provided by (used in) operating activities	4,515,522	(1,037,688)

Investing activities:
Life insurance premiums paid	(242,016)	(257,356)
Purchase of equipment and leasehold improvements	(235,201)	(294,255)
Product software development expenditures	—	(22,580)
Cash used in investing activities	(477,217)	(574,191)

Financing activities:
Net proceeds from line of credit facility	—	2,200,000
Dividends paid to stockholders	(442,962)	(442,962)
Cash (used in) provided by financing activities	(442,962)	1,757,038

Net increase in cash and cash equivalents	3,595,343	145,159
Cash and cash equivalents at beginning of period	859,636	50,027
Cash and cash equivalents at end of period	$4,454,979	$195,186

The accompanying notes are an integral part of these condensed financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2013 has been derived from audited financial statements.  The unaudited condensed financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2013 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2014.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

2.             UNAUTHORIZED TRANSACTION RELATED RECOVERIES

In 2009, Koss Corporation (the "Company") learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. The unauthorized transaction related recoveries, net line in the Condensed Statements of Income is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 14), and recoveries related to the unauthorized transactions which are summarized below. For the three months ended September 30, 2013 and 2012, these costs and recoveries were as follows:

	Three Months Ended
	September 30
	2013	2012
Legal fees incurred	$107,813	$71,304

Recoveries:
Insurance proceeds	—	(13,108)
Proceeds from asset forfeitures	(816,529)	(440,923)
Total recoveries	(816,529)	(454,031)

Unauthorized transaction related recoveries, net	$(708,716)	$(382,727)

3.                                       INVENTORIES

The components of inventories at September 30, 2013 and June 30, 2013, were as follows:

	September 30, 2013	June 30, 2013
Raw materials	$4,901,637	$5,019,597
Work-in process	69,680	—
Finished goods	5,979,004	6,690,301
	10,950,321	11,709,898
Allowance for obsolete inventory	(1,189,512)	(1,208,726)
Total inventories	$9,760,809	$10,501,172

Index

4.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development costs associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing.  Such adverse developments could reduce the estimated net realizable value of our product software development costs and could result in impairment or a shorter estimated life.  Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairment on a quarterly basis.  The Company launched a new product offering utilizing this software in the fourth quarter of fiscal year 2012 and began amortizing the related capitalized software costs. Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. Amortization expense for the three months ended September 30, 2013 and 2012 was $364,539 and $364,540, respectively. Accumulated amortization as of September 30, 2013 totaled $2,065,725.

5.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal years 2008 through 2013 for Federal and fiscal years 2008 through 2013 for most state jurisdictions.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $696,113 as of September 30, 2013 and as of June 30, 2013. All of the Company’s unrecognized tax benefits as of September 30, 2013, if recognized, would impact the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense. During the current fiscal year, it is reasonably possible that federal and state tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $550,000, either because the Company's tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $0 as of September 30, 2013 and June 30, 2013.

Index

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended
	September 30
	2013	2012
Interest expense on secured credit facility	$587	$(17,369)
Interest expense for tax positions related to unauthorized transactions	(8,193)	(11,940)
Interest expense	$(7,606)	$(29,309)

8.             INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended September 30, 2013 and 2012.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2013 and 2012, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,186,000 and 1,944,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2013 and 2012, respectively, as they would be anti-dilutive.

9.    DIVIDENDS DECLARED

On August 6, 2013, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on September 30, 2013, to be paid October 15, 2013.  Such dividend payable has been recorded as of September 30, 2013.

10.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2013, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. In the three months ended September 30, 2012, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.29. Stock-based compensation expense during the three months ended September 30, 2013 and 2012 was $172,530 and $148,502, respectively.

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

The fair value of the written put option at September 30, 2013 and June 30, 2013 was $156,537 and $154,745, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

Index

12.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2013	2012
Accounts receivable	$8,874,879	$511,106
Inventories	740,363	275,671
Prepaid expenses and other current assets	(80,744)	(643,646)
Income taxes payable	(2,035,090)	—
Accounts payable	(926,014)	(2,208,481)
Accrued liabilities	(2,691,841)	(340,488)
Net change	$3,881,553	$(2,405,838)

Net cash paid during the period for:
Income taxes	$2,013,000	$6,674
Interest	$2,185	$10,553

13.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30
	2013	2012
Net income	$79,402	$366,153
Dividends declared	(442,962)	(442,962)
Stock-based compensation expense	172,530	148,502
Income tax benefit from stock-based compensation expense	12,432	—
(Decrease) increase in stockholders’ equity	$(178,598)	$71,693

Index

14.           LEGAL MATTERS

As of September 30, 2013, the Company is party to the matters related to the unauthorized transactions described below:

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631, alleging various claims of aiding and abetting breach of fiduciary duty, aiding and abetting fraud, conversion, and negligence relating to the unauthorized transactions.  American Express filed a Motion to Dismiss the claims that the Company filed, and the Court granted the Motion to Dismiss.  The Company filed a Motion for New Trial requesting that the Court reconsider its prior ruling that granted the Motion to Dismiss, and the Court denied the Motion for New Trial.  The Company appealed this decision, and the appellate court ruled in the Company's favor regarding the aiding and abetting claims and the conversion claim. As a result, the case is now proceeding in the Superior Court with respect to those claims.

•
On June 24, 2010, the Company filed an action against its former independent auditor, Grant Thornton, LLP, and Ms. Sachdeva, in Circuit Court of Cook County, Illinois, alleging various claims of accounting malpractice, negligent misrepresentation, and fraud relating to the unauthorized transactions. In June 2013, the Company executed a settlement agreement that settled this lawsuit and as part of the settlement, the parties provided mutual releases that resolved all claims involved in the litigation between the Company and its Directors against Grant Thornton, LLP. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees.

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

In December 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. References to unauthorized transactions below should be read in conjunction with those reports.

Results of Operations Summary

•	Net sales decreased 23.4% in the quarter to $6,824,339 with decreased sales in export markets and certain U.S. based retailers.

•
Gross profit as a percent of sales decreased 3.5% to 33.0% for the quarter ended September 30, 2013 primarily due to the fixed costs on lower sales and from start up costs for manufacturing operations in Mexico.

•	Selling, general and administrative spending was lower primarily due to proceeds from a previously written off customer account and reduction of liabilities for deferred compensation.

•	Unauthorized transaction related recoveries increased as a result of proceeds from asset forfeitures.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30
Financial Performance Summary	2013	2012
Net sales	$6,824,339	$8,914,862
Net sales gain / (loss) %	(23.4)%	1.8%
Gross profit	$2,252,969	$3,251,172
Gross profit as % of net sales	33.0%	36.5%
Selling, general and administrative expenses	$2,825,805	$3,018,751
Selling, general and administrative expenses as % of net sales	41.4%	33.9%
Unauthorized transaction related costs	$107,813	$71,304
Unauthorized transaction related recoveries	$(816,529)	$(454,031)
Unauthorized transaction related recoveries, net	$(708,716)	$(382,727)
Income from operations	$135,880	$615,148
Income from operations as % of net sales	2.0%	6.9%
Other expense	$(7,606)	$(29,299)
Income tax provision	$48,872	$219,696
Income tax provision as % of income before income tax provision	38.1%	37.5%

2013 Results Compared with 2012

Net sales decreased for the three month period ended September 30, 2013 as sales to certain export markets were below last year by approximately $1.3 million. In addition, the Company experienced reduced sales to certain US retailers of approximately $500,000. Initial shipments of the Fit Series product line were offset by the load-in shipments to new customers, which occurred in the same quarter last year. There was also a $299,000 closeout of a product last year with no similar closeout in the current year.

The most significant declines in the export markets were with a couple key customers in Europe and Asia. Management believes that the lower sales in Europe are attributable to the slow economy and the impact that has had on sell through at the retail level and the distributor's' ability to properly balance inventories. Management believes that the decline in Asia is the result of a specialty product which had unusually high sales in the first quarter ended September 30, 2012.

Index

Sales with the US retailers have been impacted by competitive positioning and loss of space at a couple of retailers. This appears to be changing with the introduction of the Fit Series product line but it is too early to tell how the sell through will impact future sales. The Fit Series has continued to gain placement at the retail level and new customers have been added to carry the line. These sales were offset by reduced sales to a couple of retailers, which were new last year and had significant load-in sales.

Gross profit as a percent of sales was lower than last year for the quarter ended September 30, 2013. The lower gross profit margin for the quarter was primarily the result of approximately $280,000 of start up costs for manufacturing operations in Mexico. This new manufacturing facility is scheduled to begin producing headphones in the quarter ended December 31, 2013. The gross profit margin in the current quarter was also negatively impacted by the fixed costs on a much lower sales base.

Selling, general and administrative expenses were lower for the quarter ended September 30, 2013 than the same period last year. The majority of this decrease was driven by receiving approximately $93,000 of proceeds from a customer account that had previously been written off. In addition, there was a credit in the quarter of approximately $100,000 related to the deferred compensation liabilities. These liabilities were decreased based on assumptions of retirement dates and an increase in the discount rate.

The Company has not reduced its spending on new product development directed at the STRIVA WiFi-based headphones and other WiFi based products as well as new product offerings in the traditional wired headphone space. The Fit series is an example of new product offerings with other new products scheduled for release over the remainder of the fiscal year.

Unauthorized transaction related recoveries in the first quarter ended 2013 and 2012 were primarily from asset forfeitures and sale of items at auction. The Company believes that most of the proceeds from asset forfeitures have been received as of September 30, 2013.

The income from operations for the quarter ended September 30, 2013 decreased primarily due to the decline in net sales and the impact of start up costs for manufacturing in Mexico. These impacts were partially offset by lower selling, general and administrative expenses and increased recoveries from asset forfeitures.

The effective income tax rate for the three months ended September 30, 2013 was approximately equal to the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be between 10 - 20% in the year ended June 30, 2014 due to an anticipated decrease of the unrecognized tax benefits.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2013 and 2012:

Total cash provided by (used in):	2013	2012
Operating activities	$4,515,522	$(1,037,688)
Investing activities	(477,217)	(574,191)
Financing activities	(442,962)	1,757,038
Net increase in cash and cash equivalents	$3,595,343	$145,159

Operating Activities

During the three months ended September 30, 2013, cash provided by operations increased primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 of federal taxes.

Inventories were reduced by approximately $740,000 in the three months ended September 30, 2013 as the result of improvements to forecasting and inventory planning. Accounts payable and accrued liabilities, after adjusting for the legal fees related to the settlement, increased by approximately $400,000. This change reflects normal fluctuations in business.

Index

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2013 as the Company had lower capitalized software development expenditures as well as lower capital expenditures. The capitalized software development expenditures decreased as a result of expensing on-going costs for the Striva products since the technology was launched during the year ended June 30, 2012. The Company anticipates it will incur expenditures of approximately $1,000,000 for tooling, leasehold capital expenditures for improvements and Mexico manufacturing equipment during the fiscal year ending June 30, 2014.  The Company expects to generate sufficient cash flow through operations to fund these expenditures.

Financing Activities

The regular quarterly dividends resulted in a net use of cash in the three months ended September 30, 2013 and 2012. The Company intends to continue to pay quarterly dividends of $0.06 per share for the foreseeable future.  As of September 30, 2013, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2013 or 2012 under the stock repurchase program.  No stock options were exercised in 2013 or 2012.

Liquidity

In addition to capital expenditures for tooling and Mexico manufacturing as well as continued investment in software and new product development, the Company has interest payments on its borrowings when it uses its line of credit facility, and planned normal quarterly dividend payments. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, planned capital expenditures, and dividend payments for the next twelve months and thereafter for the foreseeable future.  Management believes the long-term outlook for the business remains positive, however, the Company continually reevaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  There were no borrowings outstanding on the facility as of September 30, 2013 and June 30, 2013, respectively.

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

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2  such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective.

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

As of September 30, 2013, the Company is currently involved in legal matters against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 14 to the condensed financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2013, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2013)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2013.

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

KOSS CORPORATION

/s/ Michael J. Koss	November 1, 2013
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	November 1, 2013
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income (Unaudited) for the three months ended September 30, 2013 and 2012, (ii) Condensed Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013, (iii) Condensed Statements of Cash Flows (Unaudited) for the three months ended September 30, 2013 and 2012 and (iv) the Notes to Condensed Financial Statements (Unaudited). *

*	Filed herewith
**	Furnished herewith