Form 10-Q
period 2013-12-31
KOSS CORP
filed 2014-02-14
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2013

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

At February 7, 2014, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2013

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Net sales	$6,524,215	$8,642,031	$13,348,554	$17,556,893
Cost of goods sold	4,543,003	5,884,424	9,114,373	11,548,115
Impairment of capitalized software, inventory and related items	4,535,747	—	4,535,747	—
Gross profit (loss)	(2,554,535)	2,757,607	(301,566)	6,008,778

Operating expenses:
Selling, general and administrative expenses	2,745,044	3,003,488	5,570,849	6,022,239
Unauthorized transaction related costs and recoveries, net	112,171	(812,344)	(596,545)	(1,195,071)
Total operating expenses	2,857,215	2,191,144	4,974,304	4,827,168

Income (loss) from operations	(5,411,750)	566,463	(5,275,870)	1,181,610

Other income (expense):
Interest income	—	—	—	10
Interest expense	(8,193)	(27,206)	(15,799)	(56,515)
Total other expense, net	(8,193)	(27,206)	(15,799)	(56,505)

Income (loss) before income tax provision (benefit)	(5,419,943)	539,257	(5,291,669)	1,125,105

Income tax provision (benefit)	(1,967,102)	200,569	(1,918,230)	420,264

Net income (loss)	$(3,452,841)	$338,688	$(3,373,439)	$704,841

Income (loss) per common share:
Basic	$(0.47)	$0.05	$(0.46)	$0.10
Diluted	$(0.47)	$0.05	$(0.46)	$0.10

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,894,445	$859,636
Accounts receivable, less allowance for doubtful accounts of $76,900 and $43,405, respectively	4,243,410	12,185,162
Inventories	9,086,664	10,501,172
Prepaid expenses and other current assets	568,492	465,589
Deferred income taxes	1,832,114	1,171,453
Total current assets	18,625,125	25,183,012

Equipment and leasehold improvements, net	2,147,886	2,337,982

Other assets:
Product software development expenditures, net	—	2,673,291
Deferred income taxes	1,843,310	419,530
Cash surrender value of life insurance	4,934,166	4,612,842
Total other assets	6,777,476	7,705,663

Total assets	$27,550,487	$35,226,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,193,841	$2,685,748
Accrued liabilities	2,684,302	4,705,454
Dividends payable	442,962	442,962
Income taxes payable	860,801	2,732,524
Total current liabilities	7,181,906	10,566,688

Long-term liabilities:
Deferred compensation	2,290,427	2,375,550
Derivative liability	—	154,745
Other liabilities	591,060	740,000
Total long-term liabilities	2,881,487	3,270,295

Total liabilities	10,063,393	13,836,983

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,620,392	3,263,608
Retained earnings	13,829,788	18,089,152
Total stockholders' equity	17,487,094	21,389,674

Total liabilities and stockholders' equity	$27,550,487	$35,226,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2013	2012
Operating activities:
Net income (loss)	$(3,373,439)	$704,841
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recoveries of) doubtful accounts	(84,482)	6,539
Loss on disposals of fixed assets	—	124,480
Impairment of capitalized software, inventory and related items	4,535,747	—
Depreciation of equipment and leasehold improvements	422,178	433,157
Amortization of product software development expenditures	364,539	762,466
Stock-based compensation expense	344,352	293,941
Provision for (benefit from) deferred income taxes	(2,072,009)	420,264
Change in cash surrender value of life insurance	(78,666)	(5,433)
Deferred compensation	(239,868)	148,078
Net changes in operating assets and liabilities (see note 13)	3,780,904	(1,958,669)
Cash provided by operating activities	3,599,256	929,664

Investing activities:
Life insurance premiums paid	(242,658)	(257,997)
Purchase of equipment and leasehold improvements	(435,864)	(354,317)
Product software development expenditures	—	(45,159)
Cash used in investing activities	(678,522)	(657,473)

Financing activities:
Net proceeds from line of credit facility	—	1,200,000
Dividends paid to stockholders	(885,925)	(1,328,887)
Cash used in financing activities	(885,925)	(128,887)

Net increase in cash and cash equivalents	2,034,809	143,304
Cash and cash equivalents at beginning of period	859,636	50,027
Cash and cash equivalents at end of period	$2,894,445	$193,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2013 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2013 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2014.

In the three months ended December 31, 2013, the Company formed Koss U.K. Limited to comply with certain European Union (EU) requirements which require a EU mailing address for customers in that region to contact the Company. The entity is non-operating and holds no assets.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. The unauthorized transaction related recoveries, net line in the Condensed Consolidated Statements of Operations is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 15), and recoveries related to the unauthorized transactions which are summarized below. For the three and six months ended December 31, 2013 and 2012, these costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Legal fees incurred	$112,171	$81,008	$219,984	$152,312

Recoveries:
Insurance proceeds	—	(1,215)	—	(14,322)
Proceeds from asset forfeitures	—	(892,137)	(816,529)	(1,333,061)
Total recoveries	—	(893,352)	(816,529)	(1,347,383)

Unauthorized transaction related cost and recoveries, net	$112,171	$(812,344)	$(596,545)	$(1,195,071)

Index

3.                                       IMPAIRMENT OF CAPITALIZED SOFTWARE, INVENTORY AND RELATED ITEMS

The Company recorded an impairment to the statement of operations line item titled "Impairment of capitalized software, inventory and related items" in the three months ended December 31, 2013. The impairment is detailed in the following table:

Three and Six Months Ended
December 31, 2013
Product software development expenditures	$2,308,752
Inventories	1,759,710
Product design costs and assumed liabilities	263,503
Tooling	203,782
Impairment of capitalized software, inventory and related items	$4,535,747

The Company determined that the capitalized software will be replaced by a new architecture being developed, which began in the three months ended December 31, 2013. As a result, the remaining value was expensed as of December 31, 2013. In conjunction with the review of the capitalized software, it was determined that certain inventory items were obsolete or the Company had quantities that are not expected to be used over the product forecast period. These inventory items are included net of expected recoveries. Product design costs and assumed liabilities to wrap up the current architecture design were expensed. The Company will incur future costs for the continued development, software code and product launch of the WiFi-based products. Tooling related to products that are no longer expected to be launched was expensed.

4.                                       INVENTORIES

The components of inventories at December 31, 2013 and June 30, 2013, were as follows:

	December 31, 2013	June 30, 2013
Raw materials	$5,483,583	$5,019,597
Work-in process	37,726	—
Finished goods	6,588,049	6,690,301
	12,109,358	11,709,898
Allowance for obsolete inventory	(3,022,694)	(1,208,726)
Total inventories	$9,086,664	$10,501,172

5.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

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

Index

In the quarter ended December 31, 2013, management determined that the existing product software technology will be superseded. As such, the product software development expenditures was fully impaired in the quarter ended December 31, 2013. The remaining asset value of $2,308,752 was charged to the Statement of Operations line item titled "Impairment of capitalized software, inventory and related items." The following table reflects capitalized software amortization and impairment related expense for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Product software development expenditures charged to:
Cost of goods sold	$—	$397,926	$364,539	$762,466
Impairment of capitalized software, inventory and related items	2,308,752	—	2,308,752	—
Total software expense	$2,308,752	$397,926	$2,673,291	$762,466

Accumulated amortization and impairment as of December 31, 2013 totaled $4,374,477. Accumulated amortization as of June 30, 2013 totaled $1,701,185.

Software development costs expended to supersede the product software technology will be expensed as incurred and charged to research and development.

6.             INCOME TAXES

The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal years 2008 through 2013 for Federal and fiscal years 2008 through 2013 for most state jurisdictions.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $696,113 as of December 31, 2013 and as of June 30, 2013. All of the Company’s unrecognized tax benefits as of December 31, 2013, if recognized, would impact the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense. During the current fiscal year, it is reasonably possible that federal and state tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $550,000, either because the Company's tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

7.                                       CREDIT FACILITY

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $0 as of December 31, 2013 and June 30, 2013.

Index

8.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 7) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three and six months ended December 31, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Interest benefit (expense) on secured credit facility	$—	$(15,266)	$587	$(32,635)
Interest expense for tax positions related to unauthorized transactions	(8,193)	(11,940)	(16,386)	(23,880)
Interest expense	$(8,193)	$(27,206)	$(15,799)	$(56,515)

9.             INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended December 31, 2013 and 2012.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2013 and 2012, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,186,000 and 1,944,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2013 and 2012, respectively, as they would be anti-dilutive.

10.    DIVIDENDS DECLARED

On October 24, 2013, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on December 30, 2013, to be paid January 15, 2014.  Such dividend payable has been recorded as of December 31, 2013.

11.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2013, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. In the six months ended December 31, 2012, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.29. Stock-based compensation expense during the three and six months ended December 31, 2013 was $171,822 and $344,352, respectively. Stock-based compensation expense during the three and six months ended December 31, 2012 was $145,439 and $293,941, respectively.

Index

12.             STOCK PURCHASE AGREEMENTS

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

As of December 31, 2013, the estate of John C. Koss does not hold a material amount of Company stock. The fair value of the written put option at December 31, 2013 and June 30, 2013 was $0 and $154,745, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

13.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2013	2012
Accounts receivable	$8,026,234	$2,043,236
Inventories	(345,202)	(420,832)
Prepaid expenses and other current assets	(102,903)	(816,153)
Income taxes payable	(1,871,723)	—
Accounts payable	244,590	(2,199,398)
Accrued liabilities	(2,021,152)	(565,522)
Other liabilities	(148,940)	—
Net change	$3,780,904	$(1,958,669)

Net cash paid during the period for:
Income taxes	$2,029,000	$6,674
Interest	$—	$32,635

14.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the six months ended December 31, 2013 and 2012:

	Six Months Ended
	December 31
	2013	2012
Net income (loss)	$(3,373,439)	$704,841
Dividends declared	(885,925)	(885,925)
Stock-based compensation expense	344,352	293,941
Income tax benefit from stock-based compensation expense	12,432	—
(Decrease) increase in stockholders’ equity	$(3,902,580)	$112,857

Index

15.           LEGAL MATTERS

As of December 31, 2013, the Company is party to the matters related to the unauthorized transactions described below:

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631. The claims alleged include aiding and abetting breach of fiduciary duty, aiding and abetting fraud, and conversion relating to the unauthorized transactions.  The case is proceeding in the Superior Court with respect to those claims.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging claims of negligence and breach of fiduciary duty relating to the unauthorized transactions. The Company voluntarily dismissed the negligence claim and the case is proceeding in the Circuit Court.

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

Results of Operations Summary

•	Net sales in the quarter ended December 31, 2013 decreased 24.5%, compared to the same quarter last year, to $6,524,215 with decreased sales in export markets.

•
Gross profit as a percent of sales decreased 71.1% to (39.2)% for the quarter ended December 31, 2013 primarily due to the impairment of capitalized software, inventory and related assets (see Note 3). Without this impairment, gross profit for the three months ended December 31, 2013 was 30.4%, which is 1.5% less than the same quarter last year.

•
Selling, general and administrative spending was lower primarily due to reduced expense for deferred compensation, reduction of the derivative liability, reduced profit-based compensation, reduced legal fees, and proceeds from a previously written off customer account.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2013 and 2012. Comparative figures are presented compared to the same period one year prior:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2013	2012	2013	2012
Net sales	$6,524,215	$8,642,031	$13,348,554	$17,556,893
Net sales increase (decrease) %	(24.5)%	(13.5)%	(24.0)%	(6.3)%
Impairment of capitalized software, inventory and related items	$4,535,747	$—	$4,535,747	$—
Gross profit (loss)	$(2,554,535)	$2,757,607	$(301,566)	$6,008,778
Gross profit (loss) as % of net sales	(39.2)%	31.9%	(2.3)%	34.2%
Selling, general and administrative expenses	$2,745,044	$3,003,488	$5,570,849	$6,022,239
Selling, general and administrative expenses as % of net sales	42.1%	34.8%	41.7%	34.3%
Unauthorized transaction related costs	$112,171	$81,008	$219,984	$152,312
Unauthorized transaction related recoveries	$—	$(893,352)	$(816,529)	$(1,347,383)
Unauthorized transaction related costs and recoveries, net	$112,171	$(812,344)	$(596,545)	$(1,195,071)
Income (loss) from operations	$(5,411,750)	$566,463	$(5,275,870)	$1,181,610
Income (loss) from operations as % of net sales	(82.9)%	6.6%	(39.5)%	6.7%
Other income (expense)	$(8,193)	$(27,206)	$(15,799)	$(56,505)
Income tax (benefit) provision	$(1,967,102)	$200,569	$(1,918,230)	$420,264
Income tax (benefit) provision as % of income before income tax (benefit) provision	36.3%	37.2%	36.2%	37.4%

Index

2013 Results Compared with 2012
(comments refer to both the three and six month periods unless otherwise stated)

Net sales decreased for the three and six months ended December 31, 2013 and 2012 as sales to certain export markets were below last year. Net sales in our domestic markets increased in the three months ended December 31, 2013 with initial shipments to new customers and increases in certain markets almost offsetting declining sales at certain mass retailers. There was also a $299,000 closeout of a product last year with no similar closeout in the current year.

Export sales declined in the three and six months ended December 31, 2013 compared to the same period the prior year by approximately 33% and 44%, respectively. Certain key customers in Europe and Asia accounted for the majority of the decline in export sales. Management believes that the customers in Europe are dealing with the impact of weak economies, which affect sell-through and ability to properly balance inventories. The sales decline in Asia is the result of a specialty product which has experienced a decline in volume compared to the three and six months ended December 31, 2012.

Loss of space at a couple of retailers has negatively affected sales in the U.S. This appears to be changing with the introduction of the Fit Series product line which has gained placement at the retail level, and several new customers have been added due to this line. These sales were offset by reduced sales to a couple of retailers, which were new last year and had significant load-in sales. Overall the U.S. sales for the three and six months ended December 31, 2013 were approximately 16% and 5%, respectively, less than in the same period the previous year.

The Company took an impairment for capitalized software, inventory and related items in the three months ended December 31, 2013. It was determined during the three months ended December 31, 2013, that the capitalized software was being replaced by a new architecture currently under development. This review also indicated that certain inventory items were either obsolete or were in excess of what is forecast to be sold in the next two to three years. The Company is still developing the revised software platform and expects to launch new products using this technology. However, future software development expenditures will be expensed as incurred.

Gross profit prior to the impairment as a percent of sales was lower than last year. The lower gross profit margin was primarily the result of start up costs for manufacturing operations in Mexico. This new manufacturing facility started shipping headphones during the three months ended December 31, 2013 and will become more significant over the second half of the fiscal year. The gross profit margin was also negatively impacted by the fixed manufacturing costs on a lower sales base.

Selling, general and administrative expenses were lower than the same period last year. Deferred compensation expense has decreased to a credit as the result of changes to assumed retirement dates and an increase in the discount rate. Profit-based compensation decreased on the lower earnings and legal fees have also declined. During the three months ended December 31, 2013, the derivative liability was reversed since the associated shares subject to repurchase are insignificant. During the three months ended September 30, 2013, the Company received approximately $93,000 of proceeds from a customer account that had previously been written off.

The Company has not reduced its spending on new product development directed at the STRIVA WiFi-based headphones and other WiFi-based products as well as new product offerings in the traditional wired headphone space. Several new headphone products have been introduced in the current fiscal year and more were unveiled at the annual Consumer Electronics Show (CES) in Las Vegas in January 2014.

Unauthorized transaction related recoveries were primarily from asset forfeitures and sale of items at auction. The Company believes that most of the proceeds from asset forfeitures have been received as of December 31, 2013 but does expect some proceeds to be received in the second half of the current fiscal year.

The income (loss) from operations for the quarter ended December 31, 2013 decreased primarily due to the impairment of the capitalized software, inventory and related items, decline in net sales and the impact of start up costs for manufacturing in Mexico. These impacts were partially offset by lower selling, general and administrative expenses and increased recoveries from asset forfeitures.

The effective income tax rate for the six months ended December 31, 2013 was approximately equal to the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be between 40 - 50% in the year ended June 30, 2014 due to an anticipated decrease of the unrecognized tax benefits.

Index

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2013 and 2012:

Total cash provided by (used in):	2013	2012
Operating activities	$3,599,256	$929,664
Investing activities	(678,522)	(657,473)
Financing activities	(885,925)	(128,887)
Net increase in cash and cash equivalents	$2,034,809	$143,304

Operating Activities

During the six months ended December 31, 2013, cash provided by operations increased primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 for federal taxes.

Inventories were reduced by approximately $1.4 million in the six months ended December 31, 2013. This reduction was a result of the $1.8 million inventory impairment as part of the impairment of capitalized software, inventory and other items as detailed in Note 3. There was an increase of $0.4 million in overall inventories resulting from inventory for the start up of operations in Mexico and being over stocked in certain products due to the reduction of net sales. Accounts payable and accrued liabilities, after adjusting for the legal fees related to the settlement of a third party lawsuit, increased by approximately $400,000. This change reflects normal fluctuations in business.

Investing Activities

Cash used in investing activities was higher for the six months ended December 31, 2013 as the Company had higher capital expenditures for tooling related to new products. In addition, the Company had to purchase tooling for the Mexico operations. The capitalized software development expenditures decreased as a result of expensing on-going costs for the Striva products since the technology was launched during the year ended June 30, 2012. The Company anticipates it will incur expenditures of approximately $800,000 for tooling, leasehold capital expenditures for improvements and Mexico manufacturing equipment during the fiscal year ending June 30, 2014.  The Company expects to generate sufficient cash flow through operations to fund these expenditures.

Financing Activities

The payment of regular quarterly dividends resulted in a net use of cash in the six months ended December 31, 2013 and 2012. Although the Company intends to pay its regular quarterly dividend of $0.06 per share for the quarter ended March 31, 2014, the Company will determine whether to declare and the amount of any future dividends on a quarter-by-quarter basis based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s earnings. As of December 31, 2013, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2013 or 2012 under the stock repurchase program.  No stock options were exercised in 2013 or 2012.

Liquidity

In addition to capital expenditures for tooling and Mexico manufacturing as well as continued investment in software and new product development, the Company has interest payments on its borrowings when it uses its line of credit facility, and has paid regular quarterly dividends for the past several years. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, and planned capital expenditures for the next twelve months and thereafter for the

Index

foreseeable future. Whether there is adequate liquidity to continue paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company’s financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s overall earnings. Management believes the long-term outlook for the business remains positive, however, an improvement in sales and reducing the amount of capital expenditures are important factors for improving the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  There were no borrowings outstanding on the facility as of December 31, 2013 and June 30, 2013, respectively.

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

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2)  such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were effective.

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

As of December 31, 2013, the Company is currently involved in legal matters against third parties related to the unauthorized transactions.  A description of these legal matters is included at Note 15 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2013, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2013)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2013.

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

KOSS CORPORATION

/s/ Michael J. Koss	February 14, 2014
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	February 14, 2014
David D. Smith
Executive Vice President
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Secretary

Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

*	Filed herewith
**	Furnished herewith