Form 10-Q
period 2014-03-31
KOSS CORP
filed 2014-05-15
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2014

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

At May 9, 2014, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2014

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Net sales	$4,300,373	$8,302,113	$17,648,927	$25,859,006
Cost of goods sold	3,206,738	4,998,121	12,321,111	16,546,236
Impairment of capitalized software, inventory and related items	—	—	4,535,747	—
Gross profit	1,093,635	3,303,992	792,069	9,312,770

Operating expenses:
Selling, general and administrative expenses	2,354,337	3,111,919	7,925,186	9,134,158
Unauthorized transaction related costs and recoveries, net	(231,162)	152,001	(827,707)	(1,043,070)
Total operating expenses	2,123,175	3,263,920	7,097,479	8,091,088

Income (loss) from operations	(1,029,540)	40,072	(6,305,410)	1,221,682

Other income (expense):
Interest expense	65,536	16,786	49,737	(39,719)

Income (loss) before income tax provision (benefit)	(964,004)	56,858	(6,255,673)	1,181,963

Income tax provision (benefit)	(938,883)	(58,583)	(2,857,113)	361,681

Net income (loss)	$(25,121)	$115,441	$(3,398,560)	$820,282

Income (loss) per common share:
Basic	$—	$0.02	$(0.46)	$0.11
Diluted	$—	$0.02	$(0.46)	$0.11

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,749,204	$859,636
Accounts receivable, less allowance for doubtful accounts of $60,815 and $43,405, respectively	2,349,391	12,185,162
Inventories	9,667,701	10,501,172
Prepaid expenses and other current assets	339,795	465,589
Deferred income taxes	1,646,931	1,171,453
Total current assets	16,753,022	25,183,012

Equipment and leasehold improvements, net	2,045,669	2,337,982

Other assets:
Product software development expenditures, net	—	2,673,291
Deferred income taxes	2,391,158	419,530
Cash surrender value of life insurance	4,942,627	4,612,842
Total other assets	7,333,785	7,705,663

Total assets	$26,132,476	$35,226,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,044,806	$2,685,748
Accrued liabilities	3,547,273	4,705,454
Dividends payable	442,962	442,962
Income taxes payable	284,585	2,732,524
Total current liabilities	6,319,626	10,566,688

Long-term liabilities:
Deferred compensation	2,172,372	2,375,550
Derivative liability	—	154,745
Other liabilities	448,990	740,000
Total long-term liabilities	2,621,362	3,270,295

Total liabilities	8,940,988	13,836,983

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,792,869	3,263,608
Retained earnings	13,361,705	18,089,152
Total stockholders' equity	17,191,488	21,389,674

Total liabilities and stockholders' equity	$26,132,476	$35,226,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2014	2013
Operating activities:
Net income (loss)	$(3,398,560)	$820,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recoveries of previously written off accounts	(102,567)	(632)
Loss on disposals of fixed assets	—	124,480
Impairment of capitalized software, inventory and related items	4,535,747	—
Depreciation of equipment and leasehold improvements	569,027	628,110
Amortization of product software development expenditures	364,539	1,160,392
Stock-based compensation expense	516,829	440,533
Provision for (benefit from) deferred income taxes	(2,434,674)	410,656
Change in cash surrender value of life insurance	(86,486)	(15,604)
Deferred compensation	(357,923)	181,873
Net changes in operating assets and liabilities (see note 13)	4,336,319	(1,206,136)
Cash provided by operating activities	3,942,251	2,543,954

Investing activities:
Life insurance premiums paid	(243,299)	(258,638)
Purchase of equipment and leasehold improvements	(480,497)	(432,750)
Product software development expenditures	—	(67,738)
Cash used in investing activities	(723,796)	(759,126)

Financing activities:
Dividends paid to stockholders	(1,328,887)	(1,328,887)
Cash used in financing activities	(1,328,887)	(1,328,887)

Net increase in cash and cash equivalents	1,889,568	455,941
Cash and cash equivalents at beginning of period	859,636	50,027
Cash and cash equivalents at end of period	$2,749,204	$505,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2013 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2014 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2014.

In the three months ended December 31, 2013, the Company formed Koss U.K. Limited to comply with certain European Union (EU) requirements. The entity is non-operating and holds no assets.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC.  The unauthorized transaction related recoveries, net line in the Condensed Consolidated Statements of Operations is comprised of legal defense costs, legal fees related to certain claims against third parties (see Note 15), and recoveries related to the unauthorized transactions which are summarized below. For the three and nine months ended March 31, 2014 and 2013, these costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Legal fees incurred	$86,391	$180,295	$306,375	$332,608

Recoveries:
Insurance proceeds	—	(692)	—	(15,014)
Proceeds from asset forfeitures	(317,553)	(27,602)	(1,134,082)	(1,360,664)
Total recoveries	(317,553)	(28,294)	(1,134,082)	(1,375,678)

Unauthorized transaction related cost and recoveries, net	$(231,162)	$152,001	$(827,707)	$(1,043,070)

Index

3.                                       IMPAIRMENT OF CAPITALIZED SOFTWARE, INVENTORY AND RELATED ITEMS

The Company recorded an impairment to the condensed consolidated statement of operations line item titled "Impairment of capitalized software, inventory and related items" in the three months ended December 31, 2013. The impairment is detailed in the following table:

	Three Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2014
Product software development expenditures	$—	$2,308,752
Inventories	—	1,759,710
Product design costs and assumed liabilities	—	263,503
Tooling	—	203,782
Impairment of capitalized software, inventory and related items	$—	$4,535,747

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

4.                                       INVENTORIES

The components of inventories at March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014	June 30, 2013
Raw materials	$5,985,289	$5,019,597
Work-in process	68,755	—
Finished goods	6,631,929	6,690,301
	12,685,973	11,709,898
Allowance for obsolete inventory	(3,018,272)	(1,208,726)
Total inventories	$9,667,701	$10,501,172

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

Index

In the quarter ended December 31, 2013, management determined that the existing product software technology will be superseded. As such, the product software development expenditures were fully impaired in the quarter ended December 31, 2013. The remaining asset value of $2,308,752 was charged to the Condensed Consolidated Statement of Operations line item titled "Impairment of capitalized software, inventory and related items." The following table reflects capitalized software amortization and impairment related expense for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Product software development expenditures charged to:
Cost of goods sold	$—	$397,926	$364,539	$1,160,392
Impairment of capitalized software, inventory and related items	—	—	2,308,752	—
Total software expense	$—	$397,926	$2,673,291	$1,160,392

Accumulated amortization and impairment as of March 31, 2014 totaled $4,374,477. Accumulated amortization as of June 30, 2013 totaled $1,701,185.

Software development costs expended to supersede the previous product software technology will be expensed as incurred and charged to research and development.

6.             INCOME TAXES

For the nine months ended March 31, 2014, the company recorded an income tax benefit of $2,857,113, compared to an income tax expense of $361,681 for the nine months ended March 31, 2013. The decrease in the company's tax expense for the nine months ended March 31, 2014 relative to the prior year resulted primarily from pre-tax book losses and the effective settlement of uncertain tax benefits. The Company files income tax returns in the United States (Federal), Wisconsin (State) and various other state jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal years 2011 through 2013 for Federal and fiscal years 2010 through 2013 for most state jurisdictions.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $150,000 as of March 31, 2014 and $696,113 as of June 30, 2013. All of the Company’s unrecognized tax benefits as of March 31, 2014, if recognized, would impact the effective tax rate.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include a minimum current ratio, minimum tangible net worth and maximum leverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $0 as of March 31, 2014 and June 30, 2013.

Index

8.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 7) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statutes have closed, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Interest benefit (expense) on secured credit facility	$—	$(4,614)	$587	$(37,249)
Interest expense for tax positions related to unauthorized transactions	—	(11,941)	(16,386)	(35,821)
Interest reversals for tax positions related to unauthorized transactions	65,536	33,742	65,536	33,742
Other interest expense	—	(401)	—	(391)
Interest expense	$65,536	$16,786	$49,737	$(39,719)

9.             INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended March 31, 2014 and 2013.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2014 and 2013, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,186,000 and 1,944,308 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2014 and 2013, respectively, as they would be anti-dilutive.

10.    DIVIDENDS DECLARED

On February 13, 2014, the Company declared a quarterly cash dividend of $0.06 per share for the stockholders of record on March 31, 2014, to be paid April 15, 2014.  Such dividend payable has been recorded as of March 31, 2014. At the Board of Directors meeting in May 2014, the Board of Directors determined that based on the financial results, the Company would not declare a quarterly cash dividend for the quarter ending June 30, 2014.

11.                                       STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the nine months ended March 31, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. In the nine months ended March 31, 2013, options to purchase 430,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.29. Stock-based compensation expense during the three and nine months ended March 31, 2014 was $172,477 and $516,829, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2013 was $146,592 and $440,533, respectively.

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

As of March 31, 2014, John C. Koss did not hold a material amount of Company stock. As such, there is no exposure that the executor of John C. Koss' estate may require the Company to repurchase a material amount of stock in the event of his death. The fair value of the written put option at March 31, 2014 and June 30, 2013 was $0 and $154,745, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

13.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2014	2013
Accounts receivable	$9,938,339	$1,708,703
Inventories	(926,239)	(593,051)
Prepaid expenses and other current assets	125,794	(411,807)
Income taxes payable	(2,447,939)	—
Accounts payable	(904,445)	(1,464,943)
Accrued liabilities	(1,158,181)	(431,038)
Other liabilities	(291,010)	(14,000)
Net change	$4,336,319	$(1,206,136)

Net cash paid (refunded) during the period for:
Income taxes	$2,029,000	$(40,301)
Interest	$—	$38,691

14.    STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended
	March 31
	2014	2013
Net income (loss)	$(3,398,560)	$820,282
Dividends declared	(1,328,887)	(1,328,887)
Stock-based compensation expense	516,829	440,533
Income tax benefit from stock-based compensation expense	12,432	—
Decrease in stockholders’ equity	$(4,198,186)	$(68,072)

Index

15.           LEGAL MATTERS

As of March 31, 2014, the Company is party to the matters related to the unauthorized transactions and the termination of a vendor contract described below:

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

•
On March 6, 2014, the Company filed a replevin action against Red Fusion Studios, Inc. ("Red Fusion") in Circuit Court of Milwaukee County, Wisconsin, Case No. 14CV001885, seeking the return of the Company's property and information following the termination of the agreement that the Company had with Red Fusion for the development of the Company's Striva Technology. Red Fusion filed counterclaims relating to fees that Red Fusion alleges it is owed as a result of the termination. The Company has filed a Motion to Dismiss the counterclaims. A hearing has been scheduled for June 26, 2014 on the Company's Motion to Dismiss.

The ultimate resolution of these matters is not determinable unless otherwise noted.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company markets a complete line of high-fidelity headphones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling headphones, wireless headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. The Company operates as one business segment.

In December 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. References to unauthorized transactions below should be read in conjunction with those reports.

Results of Operations Summary

•
Net sales in the quarter ended March 31, 2014 decreased 48.2%, compared to the same quarter last year, to $4,300,373 with decreased sales primarily in export markets but also in certain mass and web retailer sales.

•
Gross profit as a percent of sales decreased 14.4% to 25.4% for the quarter ended March 31, 2014, compared to 39.8% for the same quarter last year. This decrease is primarily due to lower sales on fixed manufacturing overhead costs as well as a large anticipated return from a customer. Fixed manufacturing overhead costs increased due to manufacturing overhead costs related to Mexico operations, which began in the fourth quarter of fiscal year 2013. Removing those costs for comparison purposes, gross profit as a percent of sales would have been 33.1% this quarter.

•
Selling, general and administrative spending was lower primarily due to reduced software development expenditures, reduced expense for deferred compensation, reduced sales commissions on lower sales, and reduced charitable donations. These lower expenses were partially offset by an increase in fees paid for celebrity product endorsements.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2014 and 2013. Comparative figures are presented compared to the same period one year prior:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2014	2013	2014	2013
Net sales	$4,300,373	$8,302,113	$17,648,927	$25,859,006
Net sales increase (decrease) %	(48.2)%	0.8%	(31.7)%	(4.1)%
Impairment of capitalized software, inventory and related items	$—	$—	$4,535,747	$—
Gross profit	$1,093,635	$3,303,992	$792,069	$9,312,770
Gross profit as % of net sales	25.4%	39.8%	4.5%	36.0%
Gross profit as % of net sales before impairment	25.4%	39.8%	30.2%	36.0%
Selling, general and administrative expenses	$2,354,337	$3,111,919	$7,925,186	$9,134,158
Selling, general and administrative expenses as % of net sales	54.7%	37.5%	44.9%	35.3%
Unauthorized transaction related costs	$86,391	$180,295	$306,375	$332,608
Unauthorized transaction related recoveries	$(317,553)	$(28,294)	$(1,134,082)	$(1,375,678)
Unauthorized transaction related costs and recoveries, net	$(231,162)	$152,001	$(827,707)	$(1,043,070)
Income (loss) from operations	$(1,029,540)	$40,072	$(6,305,410)	$1,221,682
Income (loss) from operations as % of net sales	(23.9)%	0.5%	(35.7)%	4.7%
Other income (expense)	$65,536	$16,786	$49,737	$(39,719)
Income tax (benefit) provision	$(938,883)	$(58,583)	$(2,857,113)	$361,681
Income tax (benefit) provision as % of income before income tax (benefit) provision	97.4%	(103.0)%	45.7%	30.6%

Index

2014 Results Compared with 2013
(comments refer to both the three and nine month periods unless otherwise stated)

Net sales decreased in both the three and nine months ended March 31, 2014, as sales to most export markets were much lower than last year. Net sales in our domestic markets decreased in the both the three and nine months ended March 31, 2014 with initial shipments to new customers and increases in certain markets partially offsetting declining sales at certain mass retailers.

Export sales declined in the three and nine months ended March 31, 2014 compared to the same periods the prior year by approximately 61% and 50%, respectively. Certain key customers in Europe and Asia accounted for the majority of the decline in export sales. Management believes its customers in Europe are dealing with the impact of weak economies, which affect sell-through and their ability to properly balance inventories. Further, sales to two of our key export customers, one in Ukraine and another in Russia, have declined due to the political unrest in that region. The sales decline in Asia is the result of a specialty product which has experienced a decline in volume compared to the three and nine months ended March 31, 2013.

Loss of space at a couple of retailers has negatively affected sales in the U.S. This appears to be changing with the introduction of the Fit Series product line which has gained placement at the retail level, and several new customers have been added due to this line. These sales were offset by a large anticipated return from a customer and reduced sales to a couple of new retail customers who last year had significant load-in sales. Overall the U.S. sales for the three and nine months ended March 31, 2014 were approximately 30% and 11%, respectively, less than in the same period the previous year.

The Company took an impairment charge for capitalized software, inventory and related items in the three months ended December 31, 2013. It was determined during the three months ended December 31, 2013, that the capitalized software was being replaced by a new architecture currently under development. This review also indicated that certain inventory items were either obsolete or were in excess of what is forecast to be sold in the next two to three years. The Company still plans to develop the revised software platform and expects to launch new products using this technology. Software development expenditures incurred in the three months ended March 31, 2014 were expensed as incurred and future software development expenditures will be expensed as incurred as well.

Gross profit prior to the impairment as a percent of sales was lower than last year. The lower gross profit margin was primarily the result of start up costs for manufacturing operations in Mexico. This new manufacturing facility started shipping headphones during the three months ended December 31, 2013. The gross profit margin was also negatively impacted by the fixed manufacturing costs on a lower sales base.

Partially offsetting the negative impacts to gross profit margin is the impact of a reduction in our short and long term warranty reserve. Based on a review of both foreign and domestic sales compared to their respective warranty expense, the Company has adjusted the reserve commensurately.

Selling, general and administrative expenses were lower than the same period last year. Deferred compensation expense has decreased to a credit as the result of changes to assumed retirement dates and an increase in the discount rate. Profit-based compensation decreased on the lower earnings in the nine months ended March 31, 2014. Legal fees have continued to decline in both the three and nine months ended March 31, 2014. During the three months ended December 31, 2013, the derivative liability was reversed since the associated shares subject to repurchase are insignificant. During the three months ended September 30, 2013, the Company received approximately $93,000 of proceeds from a customer account that had previously been written off.

Additionally, the Company has reduced its spending on new product development directed at the STRIVA WiFi-based headphones and other WiFi-based products in the quarter ended March 31, 2014, due to a change in vendor and the related cost savings. The company has not reduced spending on new product offerings in the traditional wired headphone space. Several new headphone products have been introduced in the current fiscal year and more were unveiled at the annual Consumer Electronics Show (CES) in Las Vegas in January 2014.

Unauthorized transaction related recoveries were primarily from asset forfeitures and sale of items at auction. The Company believes that most of the proceeds from asset forfeitures have been received as of March 31, 2014.

The income (loss) from operations for the quarter ended March 31, 2014 decreased primarily due to the decline in net sales, the large return expected from a customer and the impact of start up costs for manufacturing in Mexico. These impacts were partially offset by lower selling, general and administrative expenses and increased recoveries from asset forfeitures.

Index

The effective income tax rate for the nine months ended March 31, 2014 was 45.1% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes and the decrease in unrecognized tax benefits during the quarter. It is anticipated that the effective income tax rate will be between 40 - 50% in the year ended June 30, 2014 due the decrease of unrecognized tax benefits.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2014 and 2013:

Total cash provided by (used in):	2014	2013
Operating activities	$3,942,251	$2,543,954
Investing activities	(723,796)	(759,126)
Financing activities	(1,328,887)	(1,328,887)
Net increase in cash and cash equivalents	$1,889,568	$455,941

Operating Activities

During the nine months ended March 31, 2014, cash provided by operations increased primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 for federal taxes.

Inventories were reduced by approximately $833,000 in the nine months ended March 31, 2014. This reduction was a result of the $1.8 million inventory impairment as part of the impairment of capitalized software, inventory and other items as detailed in Note 3, partially offset by a large return from a customer.

Investing Activities

Cash used in investing activities was slightly higher for the nine months ended March 31, 2014 as the Company had higher capital expenditures for tooling related to new products. In addition, the Company had to purchase tooling for the Mexico operations. The capitalized software development expenditures decreased as a result of expensing on-going costs for the related products since the technology was launched during the year ended June 30, 2012. The Company anticipates it will incur expenditures of approximately $800,000 for tooling, leasehold capital expenditures for improvements and Mexico manufacturing equipment during the fiscal year ending June 30, 2014.  The Company expects to generate sufficient cash flow through operations to fund these expenditures.

Financing Activities

The payment of quarterly dividends resulted in a net use of cash in the nine months ended March 31, 2014 and 2013. The Company intends to pay its quarterly dividend of $0.06 per share for the quarter ended March 31, 2014. At the Board of Directors meeting in May 2014, the Company determined that based on the financial results, the Company will not declare a quarterly dividend for the quarter ending June 30, 2014. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s earnings. As of March 31, 2014, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2014 or 2013 under the stock repurchase program.  No stock options were exercised in 2014 or 2013.

Index

Liquidity

In addition to capital expenditures for tooling and Mexico manufacturing as well as continued investment in software and new product development, the Company has interest payments on its borrowings when it uses its line of credit facility, and has paid quarterly dividends for the past several years, but will not declare a dividend for the quarter ended June 30, 2014. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company’s financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s overall earnings. Management believes an improvement in sales and reducing the amount of capital expenditures are important factors for improving the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  There were no borrowings outstanding on the facility as of March 31, 2014 and June 30, 2013, respectively.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective.

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

As of March 31, 2014, the Company is currently involved in legal matters against third parties related to the unauthorized transactions and related to termination of a vendor contract.  A description of these legal matters is included at Note 15 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2014, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2014)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2014.

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

KOSS CORPORATION

/s/ Michael J. Koss	May 15, 2014
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	May 15, 2014
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith