Form 10-K
period 2014-06-30
KOSS CORP
filed 2014-08-28
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2013 was approximately $13,728,925 (based on the $5.10 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2013).

On August 18, 2014, there were 7,382,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2014

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

PART I

ITEM 1.                                                     BUSINESS.

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its subsidiary, Koss U.K. Limited. In the three months ended December 31, 2013, the Company formed Koss U.K. Limited to comply with certain European Union (EU) requirements. The entity is non-operating and holds no assets.  The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its results as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through national retailers, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 200 domestic dealers and its products are carried in approximately 24,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Ireland. The Company utilizes independent distributors in several foreign countries.

Approximately 88% of the Company’s fiscal year 2014 sales were for stereo headphones for listening to music.  The remaining 12% of the Company's sales were for headphones used in communications, education settings, and in conjunction with metal detectors. The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems and prisons.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

In fiscal year 2012, the Company launched the Striva products which would allow the consumer to listen to the stereo headphones directly from the World Wide Web using Wi-Fi and began amortization of the related capitalized software. The Company determined that the capitalized software needed to be replaced by a new architecture being developed. As a result, an impairment charge was recorded to expense in the year ended June 30, 2014 to write off the remaining capitalized software and the related inventory and tooling.

The Company sources complete stereo headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce stereo headphones at its plant in Milwaukee, Wisconsin and a manufacturing facility in Juarez, Mexico, which is in the process of being temporarily suspended.  Management believes that it has sources of complete stereo headphones and raw materials that are adequate for its needs.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has approximately 498 trademarks registered in 99 countries around the world and 221 patents in 53 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2014, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2014, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2014 is not significant in relation to net sales during fiscal year 2014 or projected fiscal year 2015 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVD’s in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 24,000 domestic retailers and numerous retailers worldwide.  During fiscal year 2014, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 10% of net sales and sales to Wal-Mart accounted for 9% of net sales.  In fiscal year 2013, net sales to Tura Scandinavia AB and Wal-Mart, accounted for 20% and 9% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB and Wal-Mart) accounted for approximately 37% and 44% of total net sales in fiscal years 2014 and 2013, respectively.

COMPETITION

The Company focuses on the stereo headphone industry.  In the stereo headphone market, the Company competes directly with approximately six major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The extent to which retailers and consumers view the Company as an innovative vendor of high quality stereo headphone products, and a provider of excellent after sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $1,024,885 during fiscal year 2014 as compared with $1,436,493 during fiscal year 2013. These activities were conducted by both Company personnel and outside consultants.  The Company expects that research and development costs will continue at a similar level in the traditional wired headphones and it is planning to introduce several new product offerings during fiscal year 2015. Spending on the wireless Wi-Fi products will continue as well, but at a much lower level than in prior years.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2014 and 2013, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2014, the Company employed 60 non-union employees, 5 of which were part-time employees.  The Company also engages temporary personnel.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and net income.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 19 to the consolidated financial statements.

The Company has a small sales office in Ireland to service the international export marketplace.  The Company is not aware of any material risks in maintaining this office.  Loss of this office would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, Australia, South America, Latin America, the Caribbean, Canada and Mexico.  During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2014	2013
United States	$14,219,449	$16,371,434
Sweden	2,310,064	7,161,327
Canada	1,899,573	1,223,176
Cyprus	1,471,381	1,975,736
Czech Republic	1,305,239	1,309,697
Japan	751,912	758,550
United Kingdom	489,291	707,724
Malaysia	65,835	1,795,059
Russia	377,135	1,441,484
All other countries	951,003	3,020,392
Net sales	$23,840,882	$35,764,579

The Company has a manufacturing facility in Milwaukee, Wisconsin and another in Juarez, Mexico, at which production is temporarily suspended. The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  These independent suppliers are distant from the Company, which means that we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 66% of the Company’s 2014 net sales) within one year.  The Company is also at risk if the trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

ITEM 2.                                                     PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company's Chairman.  On May 15, 2012, the lease was renewed extending the expiration to June 30, 2018.  The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2014, the Company is involved in certain legal matters against third parties related to the unauthorized transactions as previously reported and the termination of a vendor contract. A description of these legal matters is included at Note 21 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 460 record holders of the Company’s common stock as of August 18, 2014.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2012	$5.30	$4.52	$0.06
December 31, 2012	$5.25	$4.51	$0.06
March 31, 2013	$5.55	$4.04	$0.06
June 30, 2013	$5.11	$4.45	$0.06
September 30, 2013	$5.35	$4.88	$0.06
December 31, 2013	$5.26	$4.75	$0.06
March 31, 2014	$6.59	$4.38	$0.06
June 30, 2014	$5.15	$2.86	$—

The Company began paying dividends for the quarter ended September 30, 2002 and has paid a dividend for each quarter since, until the last fiscal quarter ended June 30, 2014.  On May 14, 2014 the Company announced that it would not declare a quarterly dividend for the quarter ended June 30, 2014.  The decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2014)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2014, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the year ended June 30, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2014 and 2013.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has intrinsically been a leader in the industry.  We market a complete line of high-fidelity stereo headphones, speaker-phones, computer headsets, telecommunications headsets, active noise canceling stereo headphones, wireless stereo headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. We operate as one business segment.

As headphones become more integral to use of music listening devices in the portable electronics market, the business volume becomes variable throughout the year. Changes in volume are more dependent on adding new customers or changes in economic conditions than they are on seasonality or the traditional holiday shopping season.

Many of the Company's products could be viewed as essential by the consumer and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2014.

As a result of the unauthorized transactions that the Company previously reported, the Company has on-going activity to recover the amounts lost in the unauthorized transactions. These activities are explained in Note 2 to the Consolidated Financial Statements.

Fiscal Year 2014 Summary

•	Net sales dropped 33.3% to $23,840,882 on volume declines at several major customers, most of which are export customers.

•
Gross profit as a percent of sales declined 38.7% to (1.2)% due to the impairment charge to expense relating to capitalized software, tooling and inventory; operating costs in Mexico and impact of fixed costs on a lower sales amount.

•
Selling, general and administrative spending was lower due to decrease in profit-based compensation, reduction in spending on product development, and the favorable impact of various cost reduction efforts.

•	Unauthorized transaction related recoveries decreased primarily due to the fact that the $8,500,000 settlement of a third party lawsuit was recorded in the year ended June 30, 2013.

•	Unauthorized transaction related costs decreased primarily due to contingent legal expenses in the year ended June 30, 2013, relating to the settlement of the third party lawsuit.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2014	2013
Net sales	$23,840,882	$35,764,579
Net decrease %	(33.3)%	(5.5)%
Gross profit (loss)	$(281,819)	$13,405,800
Gross profit (loss) as % of net sales	(1.2)%	37.5%
Selling, general and administrative expenses	$10,468,708	$13,350,456
Selling, general and administrative expenses as % of net sales	43.9%	37.3%
Unauthorized transaction related costs	$388,287	$2,598,454
Unauthorized transaction related recoveries	$(1,134,082)	$(10,185,501)
Unauthorized transaction related costs (recoveries), net	$(745,795)	$(7,587,047)
Income (loss) from operations	$(10,004,732)	$7,642,391
Income (loss) from operations as % of net sales	(42.0)%	21.4%
Other income (expense)	$49,589	$56,090
Income tax provision (benefit)	$(4,401,589)	$2,270,766
Income tax provision (benefit) as % of income before taxes	44.2%	29.5%

2014 Results of Operations Compared with 2013

Net sales for 2014 declined primarily due to decreases in sales volume to several distributors in Europe, a manufacturer in Asia, and to two large retailers in the United Sates. The decline in sales to the European distributors reflected overstock of inventory held by the distributors leading to a decline in purchases, increased competition in the headphone market and political turmoil in a couple of Koss' major markets. The decrease in the U.S. retail market reflects the increased number of competitors in this space and decreased product placement at key retailers. New customers and introduction of new products throughout the year helped to reduce the sales declines.

Gross profit as a percent of sales in 2014 was (1.2)%, which was 38.7% lower than 2013. The decline in gross profit percentage was primarily due to the impairment charge related to the WiFi development and inventory. In 2014, the Company also incurred costs for the operations in Mexico that were operating at less than optimal levels due to the lower sales levels, especially for products in export markets. In addition, fixed costs were a higher percentage of net sales.

The Company took impairment charges for capitalized software, inventory and related items during the fiscal year ended 2014. It was determined during the three months ended December 31, 2013, that the capitalized software needed to be replaced by a new architecture currently under development. Further review later in the year determined that it was unlikely that products would be marketed and sold using the architecture as currently configured. The remaining inventory and tooling were charged to expense in the three months ended June 30, 2014. The Company still plans to develop the revised software platform and expects to launch new products using this technology, but has temporarily suspended this research and development effort until the base business is restored to more profitable levels. Software development expenditures incurred since December 31, 2013 were expensed as incurred and future software development expenditures will be expensed as incurred as well.

Gross profit prior to the impairment as a percent of sales was lower than last year. The lower gross profit margin was primarily the result of costs for manufacturing operations in Mexico. During fiscal year 2014, the Company commenced manufacturing operations in Juarez, Mexico that focused on certain products aimed at our export markets. The large reduction in export sales did not allow the Company to experience an adequate return on its investment in the Mexican production facility. As a result, we have temporarily suspended production at the facility. The Company incurred approximately $1,523,000 of expense in fiscal year 2014 for the Mexican operations. We continue to believe that a manufacturing presence in Mexico has future strategic value and we may resume production there if key economic factors improve to justify it. The gross profit margin was also negatively impacted by the fixed manufacturing costs on a lower sales base.

Partially offsetting the negative impacts to gross profit margin was the impact of a reduction in the Company's short and long term warranty reserve by approximately $389,000. Based on a review of both foreign and domestic sales compared to their respective warranty expense, the Company has adjusted the reserve commensurately.

Selling, general and administrative expenses for fiscal year 2014 were $2,881,748 lower than for fiscal year 2013. The majority of this decrease was driven by lower profit-based compensation and spending for product development, which decreased by approximately $936,000 and $750,000, respectively. The product development costs decreased due to a change in direction on the development of the WiFi based product line. The Company has not reduced spending on new product offerings in the traditional wired headphone space. Several new headphone products have been introduced in the current fiscal year and more were unveiled at the annual Consumer Electronics Show (CES) in Las Vegas in January 2014.

In fiscal year 2013, unauthorized transaction related costs were higher because the Company incurred higher legal fees that were contingent on the settlement of the third party lawsuit against the Company's former auditors and additional costs of pursuing certain actions against other third parties. Included in the unauthorized transaction related recoveries for 2013 was $8,500,000 of gross proceeds from the settlement of the lawsuit against the Company's former auditors.

The income from operations decreased in 2014 from 2013 primarily due to lower sales, the impairment charge and the 2013 income recorded from the settlement of the lawsuit against a third party.

In both 2014 and 2013, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions by $73,725 and $145,488, respectively. The Company reversed accrued interest related to the tax returns as they were filed and based upon the expiration of the statute of limitations for certain returns. These impacts are described further in Note 13 of the Notes to the Consolidated Financial Statements.

The effective income tax rate in 2014 was 44.2% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes, the decrease in unrecognized tax benefits and the recognition of some federal income tax credits during the year. It is anticipated that the effective income tax rate will be approximately 37% in 2015.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2014	2013
Total cash provided by (used in):
Operating activities	$3,591,432	$3,496,217
Investing activities	$(779,808)	$(914,759)
Financing activities	$(1,771,849)	$(1,771,849)
Net increase in cash and cash equivalents	$1,039,775	$809,609

Operating Activities

During 2014, cash provided by operations stayed approximately the same as the prior year with favorable changes to operating assets and liabilities offsetting the decrease in net income. Accounts receivable decreased by $9,024,275 as of June 30, 2014 compared to June 30, 2013. The proceeds of $8,500,000 from the lawsuit settlement, received in July 2013, were in accounts receivable at June 30, 2013. In addition, there was a decrease in accounts receivable from customers caused by lower sales late in fiscal year 2014 compared to the same period in fiscal year 2013. The contingent legal fees, related to the lawsuit settlement, were $2,120,000 and were recorded in accrued liabilities as of June 30, 2013.

Investing Activities

Cash used in investing activities was lower for 2014 as the Company decreased spending on tooling and equipment compared to 2013. In 2015, the Company has budgeted $600,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

Net cash used in financing activities were similar in 2014 because the Company paid the same amount in dividends as it did in 2013. At the Board of Directors meeting in May 2014, the Company determined that based on the financial results, the Company would not declare a quarterly dividend for the quarter ending June 30, 2014. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s earnings. Dividends declared to stockholders decreased in 2014 but dividends paid stayed the same at $1,771,849 or $0.18 per share in 2014.  As of June 30, 2014, the Company had no outstanding borrowings on its bank line of credit facility.  On July 31, 2014, the Company had no outstanding borrowings on its bank line of credit facility and availability of approximately $5,000,000 under the credit agreement as amended on July 23, 2014.

There were no purchases of common stock in 2014 or 2013 under the stock repurchase program.  No stock options were exercised in 2014 or 2013.

Liquidity

In addition to capital expenditures for tooling and investment in software development, the Company has interest payments when it uses its line of credit facility. The Company believes that cash generated from operations, together with borrowings available under its credit facility, should provide it with adequate liquidity to meet operating requirements, debt service requirements, and a reduced level of capital expenditures.  Management is focusing on increasing sales especially in the export markets, reducing the amount of capital expenditures, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on an improvement of the Company's financial condition and liquidity.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provides for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The balance on this facility was $0 as of June 30, 2014 and 2013.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2014, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2014.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2014 and 2013.  As of June 30, 2014, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin. The Company leases the facility from Koss Holdings, LLC, which is wholly-owned by the Company's Chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2014 and 2013, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected future costs, costs to complete and projected long-term growth rates.  No impairment was recorded for the year ended June 30, 2013. The Company determined that the capitalized software needed to be replaced by a new architecture under development, which began in the three months ended December 31, 2013. As a result, the remaining value of the capitalized software was expensed during the three months ended December 31, 2013.

Product Warranty Obligations

Our products carry a lifetime warranty.  We record accruals for potential warranty claims based on prior product returns experience.  Warranty costs are accrued at the time revenue is recognized.  These warranty costs are based upon management’s assessment of past claims and current experience.  However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework” and the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," both issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2014 was effective. The Company plans to adopt "The 2013 COSO Framework & SOX Compliance," also issued by COSO, on or before the required conversion date in December 2014.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Executive Officers," "Section 16(a) Beneficial Reporting Compliance," "Code of Ethics" and "Board Committees - Audit Committee" from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at www.koss.com/en/about/history. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," "Director Compensation," and "Board Committees - Compensation Committee" from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Equity Compensation Plan Information" from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Independence of the Board," "Board Committees" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2014 and 2013, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 to the consolidated financial statements, the Company is involved in certain legal actions against third parties.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 28, 2014

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2014	2013
Net sales	$23,840,882	$35,764,579
Cost of goods sold	17,816,754	22,358,779
Impairment of capitalized software, inventory and related items	6,305,947	—
Gross profit (loss)	(281,819)	13,405,800

Operating expenses:
Selling, general and administrative expenses	10,468,708	13,350,456
Unauthorized transaction related costs and recoveries, net	(745,795)	(7,587,047)
Total operating expenses	9,722,913	5,763,409

Income (loss) from operations	(10,004,732)	7,642,391

Other expense:
Interest expense	49,589	56,090

Income (loss) before income tax provision (benefit)	(9,955,143)	7,698,481

Income tax provision (benefit)	(4,401,589)	2,270,766

Net income (loss)	$(5,553,554)	$5,427,715

Income (loss) per common share:
Basic	$(0.75)	$0.74
Diluted	$(0.75)	$0.74

Dividends declared per common share	$0.18	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,899,411	$859,636
Accounts receivable, less allowance for doubtful accounts of $20,501 and $43,405, respectively	3,160,887	12,185,162
Inventories	7,054,932	10,501,172
Prepaid expenses and other current assets	148,200	465,589
Income taxes receivable	1,109,276	—
Deferred income taxes	2,576,023	1,171,453
Total current assets	15,948,729	25,183,012

Equipment and leasehold improvements, net	1,840,491	2,337,982

Other assets:
Product software development expenditures, net	—	2,673,291
Deferred income taxes	1,623,329	419,530
Cash surrender value of life insurance	4,977,409	4,612,842
Total other assets	6,600,738	7,705,663

Total assets	$24,389,958	$35,226,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,464,755	$2,685,748
Accrued liabilities	3,853,473	4,705,454
Dividends payable	—	442,962
Income taxes payable	175,000	2,732,524
Total current liabilities	6,493,228	10,566,688

Long-term liabilities:
Deferred compensation	2,320,091	2,375,550
Derivative liability	—	154,745
Other liabilities	336,772	740,000
Total long-term liabilities	2,656,863	3,270,295

Total liabilities	9,150,091	13,836,983

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	3,996,242	3,263,608
Retained earnings	11,206,711	18,089,152
Total stockholders' equity	15,239,867	21,389,674

Total liabilities and stockholders' equity	$24,389,958	$35,226,657

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2014	2013
Operating activities:
Net income (loss)	$(5,553,554)	$5,427,715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recoveries of previously written off) doubtful accounts	(182,020)	13,561
Loss on disposals of fixed assets	—	212,300
Impairment of capitalized software, inventory and related items	6,305,947	—
Depreciation of equipment and leasehold improvements	734,664	840,224
Amortization of product software development expenditures	364,539	1,558,318
Stock-based compensation expense	684,554	583,069
Deferred income taxes	(2,608,369)	729,720
Change in cash surrender value of life insurance	(120,627)	(51,972)
Deferred compensation	(210,204)	198,642
Net changes in operating assets and liabilities (see note 17)	4,176,502	(6,015,360)
Cash provided by operating activities	3,591,432	3,496,217

Investing activities:
Life insurance premiums paid	(243,940)	(259,279)
Purchase of equipment and leasehold improvements	(535,868)	(655,480)
Cash used in investing activities	(779,808)	(914,759)

Financing activities:
Dividends paid to stockholders	(1,771,849)	(1,771,849)
Cash used in financing activities	(1,771,849)	(1,771,849)

Net increase in cash and cash equivalents	1,039,775	809,609
Cash and cash equivalents at beginning of year	859,636	50,027
Cash and cash equivalents at end of year	$1,899,411	$859,636

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2012	7,382,706	$36,914	$2,625,039	$14,433,286	$17,095,239
Net income	—	—	—	5,427,715	5,427,715
Dividends declared	—	—	—	(1,771,849)	(1,771,849)
Stock-based compensation expense	—	—	583,069	—	583,069
Income tax benefit from stock-based compensation	—	—	55,500	—	55,500
Balance, June 30, 2013	7,382,706	$36,914	$3,263,608	$18,089,152	$21,389,674
Net loss	—	—	—	(5,553,554)	(5,553,554)
Dividends declared	—	—	—	(1,328,887)	(1,328,887)
Stock-based compensation expense	—	—	684,554	—	684,554
Income tax benefit from stock-based compensation	—	—	48,080	—	48,080
Balance, June 30, 2014	7,382,706	$36,914	$3,996,242	$11,206,711	$15,239,867

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”), a Delaware corporation, and its 100%-owned subsidiary (collectively the “Company”), reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  In addition, the Company has more than 200 domestic dealers and its products are carried by approximately 24,000 domestic retailers and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Ireland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss U.K. Limited ("Koss UK"), which was formed in the year ended June 30, 2014 to comply with certain European Union (EU) requirements. Koss U.K. is non-operating and holds no assets.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss UK, which is a 100%-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $1,024,885 in fiscal year 2014 and $1,436,493 in fiscal year 2013.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $211,196 in 2014 and $230,455 in 2013.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts, stock-based compensation, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income (loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” income (loss) per share.  Basic income (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted income (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 14 for additional information on income (loss) per common and common stock equivalent share.

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

INVENTORIES — The Company’s inventory was valued at the lower of last-in, first-out (“LIFO”) cost or market.  The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

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

PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES — The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing software development expenditures associated with software embedded in or to be incorporated into its products.  The cost of purchased software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value.  At a minimum, we review for impairment on a quarterly basis.  Amortization is being recorded over a three year period or a fixed amount per unit sold, whichever is greater. See Note 7 for additional information.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses in the Consolidated Statements of Operations, which is where the annual premiums are recorded.

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. See Note 11 for additional information on product warranty obligations.

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 12 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a undiscounted future cash flow analysis or other accepted valuation techniques.  The Company recorded an impairment of capitalized software in the year ended June 30, 2014, detailed in Note 4. No impairments of the Company's long-lived assets were recorded in the year ended June 30, 2013.

LEGAL COSTS — All legal costs related to litigation are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the insurance company.  Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable and the collection is certain.

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 15.  The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

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

2.             UNAUTHORIZED TRANSACTION RELATED RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the years ended June 30, 2014 and 2013, the costs incurred were for legal fees related to claims initiated against third parties (see Note 21). The Company has received various recoveries related to the unauthorized transactions which are summarized below. The Company will continue to incur legal fees for the claims initiated against third parties. There have been other recoveries of the assets previously owned and forfeited by the former Vice President of Finance. The Company expects to receive additional forfeiture related funds in the fiscal year ended June 30, 2015.  However, the remaining amounts to be received are not expected to be significant. For the years ended June 30, 2014 and 2013, the costs and recoveries were as follows:

	2014	2013
Legal fees incurred	$388,287	$2,598,454

Recoveries:
Insurance proceeds	—	(15,014)
Gross proceeds from the settlement of the third party lawsuit	—	(8,500,000)
Proceeds from asset forfeitures	(1,134,082)	(1,670,487)
Total recoveries	(1,134,082)	(10,185,501)

Unauthorized transaction related costs and recoveries, net	$(745,795)	$(7,587,047)

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  In addition, at June 30, 2013, accounts receivable included $8,500,000 of proceeds from the settlement of the lawsuit against a third party (see Notes 2 and 21).

The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  Accounts receivable from our two largest customers represented 11.0% and 20.5% of trade accounts receivable as of June 30, 2014 and 2013, respectively.

The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for past due receivable balances based on a review of the past due item and general economic conditions.  The Company writes off accounts receivable when they become uncollectible.  The Company recovered $112,417 of previously written-off accounts receivable during fiscal 2014 and there were no recoveries of previously written off accounts receivable during fiscal 2013.  Changes in the allowance for doubtful accounts were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Amounts written-off	Balance, end of year
2014	$43,405	(182,020)	159,116	$20,501
2013	$31,559	13,561	(1,715)	$43,405

The vast majority of international customers, outside of Canada, are sold to on a cash against documents or cash in advance basis. Approximately 14% and 16% of the Company's trade accounts receivable at June 30, 2014 and 2013, were foreign receivables denominated in U.S. dollars.

4.                                       IMPAIRMENT OF CAPITALIZED SOFTWARE, INVENTORY AND RELATED ITEMS

The Company recorded an impairment charge in the Consolidated Statements of Operations line item titled "Impairment of capitalized software, inventory and related items" during the fiscal year ended 2014. The impairment is detailed in the following table:

2014
Product software development expenditures	$2,308,752
Inventories	3,451,911
Product design costs	246,588
Tooling	298,696
Impairment of capitalized software, inventory and related items	$6,305,947

The Company determined that the capitalized software needed to be replaced by a new architecture under development, which began in the three months ended December 31, 2013. As a result, the remaining value of the capitalized software was expensed for the three months ended December 31, 2013. In conjunction with the review of the capitalized software, it was determined that certain inventory items were obsolete or the Company had quantities that are not expected to be used over the product forecast period. These inventory items are included net of expected recoveries. Product design costs and assumed liabilities to wrap up the current architecture design were expensed. Tooling related to products that are no longer expected to be launched was expensed. Additional review, which was completed in the three months ended June 30, 2014, indicated that the remaining inventory and tooling should be expensed as these products are not expected to be sold in the current design configuration.

5.                                       INVENTORIES

As of June 30, 2014 and 2013, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $1,172,262 and $1,313,498 higher than reported at June 30, 2014 and 2013, respectively.

The components of inventories at June 30, 2014 and 2013 were as follows:

	2014	2013
Raw materials	$5,593,159	$5,019,597
Finished goods	6,327,221	6,690,301
	11,920,380	11,709,898
Reserve for obsolete inventory	(4,865,448)	(1,208,726)
Total inventories	$7,054,932	$10,501,172

6.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2014 and 2013 are summarized as follows:

	Estimated useful lives	2014	2013
Machinery and equipment	5-10 years	$675,670	$527,450
Furniture and office equipment	5-10 years	374,616	374,616
Tooling	5 years	3,607,314	3,363,464
Display booths	5-7 years	287,180	287,180
Computer equipment	3-5 years	1,414,517	1,401,056
Leasehold improvements	7-10 years	2,288,706	2,288,706
Assets in progress	N/A	259,328	318,758
		8,907,331	8,561,230
Less: accumulated depreciation and amortization		7,066,840	6,223,248
Equipment and leasehold improvements, net		$1,840,491	$2,337,982

7.                                       PRODUCT SOFTWARE DEVELOPMENT EXPENDITURES

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

The Company launched a new product offering in 2012 and began amortization of the related capitalized software. Amortization was being recorded over a three year period or a fixed amount per unit sold, whichever is greater. In the quarter ending December 31, 2013, the Company determined that the capitalized software needed to be replaced by a new architecture under development. As a result, the remaining asset value of $2,308,752 was expensed as of December 31, 2013 (charged to the Consolidated Statements of Operations line item titled "Impairment of capitalized software, inventory, and related items" which is detailed in Note 4). The Company continues to believe in the viability of this technology but has temporarily suspended its research and development effort until the base business is restored to more profitable levels.

Changes in the product software development costs net of accumulated amortization were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Amortization charged to expense	Impairment charged to expense	Balance, end of year
2014	$2,673,291	(364,539)	(2,308,752)	$—
2013	$4,231,609	(1,558,318)	—	$2,673,291

8.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax provision in 2014 and 2013 consisted of the following:

Year Ended June 30,	2014	2013
Current:
Federal	$(1,863,204)	$1,697,085
State	69,984	(156,039)
Deferred	(2,608,369)	729,720
Total income tax provision (benefit)	$(4,401,589)	$2,270,766

The 2014 and 2013 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2014	2013
Federal income tax expense (benefit) at statutory rate	$(3,382,307)	$2,617,484
State income tax expense (benefit), net of federal income tax benefit	(285,802)	147,516
Increase in valuation allowance	148,000	21,890
Stock-based compensation	58,187	49,561
Adjustments for unrecognized tax benefits	(546,113)	(449,938)
Federal income tax credits	(187,349)	—
Other	(206,205)	(115,747)
Total income tax provision (benefit)	$(4,401,589)	$2,270,766

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2014 and June 30, 2013 include:

	2014	2013
Deferred income tax assets:
Deferred compensation	$858,434	$886,750
Stock-based compensation	714,350	524,387
Accrued expenses and reserves	2,701,144	1,177,771
Federal and state net operating loss carryforwards	371,744	267,944
Valuation allowance	(370,409)	(222,409)
Other	22,806	—
Total deferred income tax assets	4,298,069	2,634,443

Deferred income tax liabilities:
Equipment and leasehold improvements	(98,717)	(22,025)
Capitalized research and development costs	—	(1,015,838)
Other	—	(5,597)
Net deferred income tax assets	$4,199,352	$1,590,983

Deferred income tax assets as presented on the consolidated balance sheets:

	2014	2013
Current deferred income tax assets	$2,576,023	$1,171,453
Noncurrent deferred income tax assets	1,623,329	419,530
Net deferred income tax assets	$4,199,352	$1,590,983

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits. The Company utilized all of the federal net operating loss carryforwards in the fiscal year ended and will carry back the net operating loss generated in the current year to fiscal year ended June 30, 2013. The Company has net operating loss carryforwards in the state of Wisconsin totaling $5,470,820 of which $4,096,353 and $1,374,467 will expire in fiscal years 2026 and 2030, respectively.

ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2014.  As part of the unauthorized transactions, the Company has accrued interest of $0 and $49,150 as of June 30, 2014 and 2013, respectively.

	2014	2013
Accrued interest at beginning of year	$49,150	$150,624
Interest charges to expense	24,575	44,014
Interest charges reversed	(73,725)	(145,488)
Accrued interest at end of year	$—	$49,150

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2014 and 2013.  The Company records interest related to unrecognized tax benefits in interest expense.  For the year ended June 30, 2014, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions. The Company reversed the accrued interest related to the tax return that was filed for the year ended June 30, 2008 because the statute of limitations expired for this return.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Unrecognized tax benefits at beginning of year	$696,113	$1,146,051
Gross increases - tax positions in prior years	25,000	—
Reductions due to lapse in statute	(546,113)	(249,938)
Reductions based on settlements with taxing authorities	—	(200,000)
Unrecognized tax benefits at end of year	$175,000	$696,113

All of the Company's unrecognized tax benefits as of June 30, 2014 and 2013 would affect the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns through tax year June 30, 2010 are settled and the income tax returns for tax years beginning July 1, 2010 are open.  For states in which the Company files state income tax returns, the statue of limitations is generally open for tax years ended June 30, 2010 and forward.  The Company's Federal return for the fiscal year ended June 30, 2013 is currently under examination.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, beginning of year	Increase in valuation allowance	Release of valuation allowance	Balance, end of year
2014	$(222,409)	(148,000)	—	$(370,409)
2013	$(200,486)	(21,923)	—	$(222,409)

9.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee between 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000 and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The amended financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $0 as of June 30, 2014 and 2013.

10.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2014 and 2013 are as follows:

	2014	2013
Legal and professional fees	$79,900	$2,234,584
Customer credit balances	1,988,052	—
Cooperative advertising and promotion allowances	750,433	622,695
Accrued severance	123,720	—
Accrued returns	89,663	179,723
Product warranty obligations	385,852	371,500
Interest	—	53,692
Employee benefits	129,518	131,905
Management bonuses and profit-sharing	37,500	845,762
Sales commissions and bonuses	148,278	197,914
Other	120,557	67,679
	3,853,473	$4,705,454

Customer credit balances relate to customer returns in process as of year ended June 30, 2014. These credit balances will be refunded to customers in the year ended June 30, 2015 if there are not sufficient new sales with those customers to offset the credit balances. Accrued severance relates to the suspension of operations at the facility in Juarez, Mexico.

11.           PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The majority of the Company’s products carry a lifetime warranty. The Company also records a liability for specific warranty matters when they become known and are reasonably estimated.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.  However, the Company is continuously releasing new and more complex and technologically advanced products. Even though some of these products have a shorter warranty period, it is at least reasonably possible that products could be released with certain unknown quality or design problems resulting in higher than expected warranty and related costs. These costs could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

Changes to the product warranty obligations for the years ended June 30, 2014 and 2013 are as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2014	$1,111,500	97,300	(486,176)	$722,624
2013	$1,132,500	541,585	(562,585)	$1,111,500

12.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The net present value was calculated for the former officer using a discount factor of 2.60% and 2.06% as of June 30, 2014 and 2013, respectively. The net present value was calculated for the current officer using a discount factor of 4.62% and 4.85% at June 30, 2014 and 2013, respectively.

The Board of Directors entered into an agreement to continue the Chairman’s 1991 base salary for the remainder of his life.  These payments begin upon the Chairman’s retirement, and since the Chairman has not retired, he is not currently receiving any payments under this arrangement.  The Company has a deferred compensation liability of $704,306 and $501,923 recorded as of June 30, 2014 and 2013, respectively.  Deferred compensation expense of $202,383 was recognized under this arrangement in 2014 and deferred compensation expense reversal of $120,580 was recognized in 2013.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,615,785 and $1,873,627 recorded as of June 30, 2014 and 2013, respectively.  Deferred compensation expense reversal of $257,842 was recognized under this arrangement in 2014 and deferred compensation expense of $299,810 was recognized under this arrangement in 2013, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

13.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 8) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the fiscal years ended June 30, 2014 and 2013, respectively:

	2014	2013
Interest benefit (expense) on secured credit facility	$587	$(44,993)
Interest expense for tax positions related to unauthorized transactions	(24,575)	(44,014)
Interest reversals for tax positions related to unauthorized transactions	73,725	145,488
Other interest expense	(148)	(391)
Interest reversal	$49,589	$56,090

14.             INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2014 and 2013.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the years ended June 30, 2014 and 2013 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares under option of 2,066,000 and 1,741,000 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2014 and 2013, respectively, as they would be anti-dilutive.

15.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2014, there were 1,448,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2014, there was approximately $1,119,787 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.58 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The

Company recognized stock-based compensation expense of $684,554 and $583,069 in 2014 and 2013, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2014 or 2013.

The per share weighted average fair value of the stock options granted during the years ended June 30, 2014 and 2013 were $1.47 and $1.67, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2014 and 2013, the Company used the following weighted-average assumptions:

	2014	2013
Expected stock price volatility	47%	58%
Risk free interest rate	1.27%	0.52%
Expected dividend yield	4.00%	4.00%
Expected forfeitures	1.50%	1.50%
Expected life of options	4.6 years	4.6 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at July 1, 2012	1,514,308	$3.90 - $13.09	$6.99	4.36	$88,352
Granted	430,000	$4.97 - $5.47	$5.29
Exercised	—	—	—
Expired	(203,308)	$7.88 - $8.53	8.45
Forfeited	—	—	$—
Shares under option at June 30, 2013	1,741,000	$3.90 - $13.09	$6.40	4.39	$55,160
Granted	445,000	$5.30 - $5.83	$5.64
Exercised	—	—	—
Expired	(120,000)	$11.01	$11.01
Forfeited	—	—	$—
Shares under option at June 30, 2014	2,066,000	$3.90 - $13.09	$5.97	4.13	$—
Exercisable as of June 30, 2013	672,582	$3.90 - $13.09	$7.52
Exercisable as of June 30, 2014	904,918	$3.90 - $13.09	$6.39

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2014 and 2013 is as follows:

	2014	2013
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$586,342	$436,047

During the years ended June 30, 2014 and 2013 total options of 445,000 and 430,000, respectively, were granted during the year at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $5.64 and $5.29 for the years ended June 30, 2014 and 2013, respectively.

16.             STOCK PURCHASE AGREEMENTS

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

As of June 30, 2014, the estate of John C. Koss does not hold a material amount of Company stock. As such, there is no exposure that the executor of John C. Koss' estate may require the Company to repurchase a material amount of stock in the event of his death. The fair value of the written put option at June 30, 2014 and 2013 was $0 and $154,745, respectively.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2014, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2014 or 2013.

17.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2014	2013
Accounts receivable	$9,206,295	$(6,872,186)
Inventories	(5,672)	(1,104,822)
Income taxes receivable	(1,109,276)	—
Prepaid expenses and other current assets	317,389	(78,523)
Income taxes payable	(2,509,444)	1,641,973
Accounts payable	(467,581)	(1,918,832)
Accrued liabilities	(851,981)	2,331,030
Other liabilities	(403,228)	(14,000)
Net change	$4,176,502	$(6,015,360)

Net cash (refunded) paid during the year for:
Income taxes	$1,867,181	$(92,253)
Interest	$—	$45,545

18.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No cash contributions were made for the fiscal years 2014 or 2013.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2014 and 2013, the matching contribution was 100% of employee contributions to the plan.  Vesting of Company contributions occurs immediately.  Company contributions were $431,190 and $425,301 during 2014 and 2013, respectively.

19.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $9,621,433 during 2014 and $19,393,145 during 2013.

The Company’s sales by country were as follows:

	2014	2013
United States	$14,219,449	$16,371,434
Sweden	2,310,064	7,161,327
Canada	1,899,573	1,223,176
Cyprus	1,471,381	1,975,736
Czech Republic	1,305,239	1,309,697
Japan	751,912	758,550
United Kingdom	489,291	707,724
Malaysia	65,835	1,795,059
Russia	377,135	1,441,484
All other countries	951,003	3,020,392
Net sales	$23,840,882	$35,764,579

Sales during 2014 and 2013 to the Company's five largest customers, which are generally large national retailers or foreign distributors, represented approximately 37% and 44% of the Company's net sales, respectively. Included in these percentages were sales to a single United States customer which represented approximately 9% of the Company's net sales in both 2014 and 2013. Net sales to a single Scandinavian distributor represented approximately 10% and 20% of the Company's net sales during 2014 and 2013, respectively.

20.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company's Chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2014 and 2013.

21.           LEGAL MATTERS

As of June 30, 2014, the Company is party to the matters related to the unauthorized transactions and the termination of a vendor contract described below:

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

•
On March 6, 2014, the Company filed a replevin action against Red Fusion Studios, Inc. ("Red Fusion") in Circuit Court of Milwaukee County, Wisconsin, Case No. 14CV001885, seeking the return of the Company's property and information following the termination of the agreement that the Company had with Red Fusion for the development of the Company's Striva Technology. Red Fusion filed counterclaims relating to fees that Red Fusion alleges it is owed as a result of the termination. The Company has since received most if not all of the property and information that it was seeking. The case is proceeding in the Circuit Court.

The ultimate resolution of these matters is not determinable unless otherwise noted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 28, 2014
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

By:	/s/ David D. Smith	August 28, 2014
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 28, 2014.

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

10.14	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *

10.15	Amendment No. 2 dated July 24, 2013 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

10.16	Amendment No. 3 dated July 23, 2014 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101
The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements. **

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith