Form 10-Q
period 2014-09-30
KOSS CORP
filed 2014-10-31
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2014

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

At October 27, 2014, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2014

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2014	2013
Net sales	$5,469,486	$6,824,339
Cost of goods sold	3,626,769	4,512,694
Gross profit	1,842,717	2,311,645

Operating expenses:
Selling, general and administrative expenses	1,938,993	2,884,481
Unauthorized transaction related costs and (recoveries), net	52,492	(708,716)
Total operating expenses	1,991,485	2,175,765

Income (loss) from operations	(148,768)	135,880

Other expense:
Interest expense	(4,333)	(7,606)

Income (loss) before income tax provision (benefit)	(153,101)	128,274

Income tax provision (benefit)	(58,103)	48,872

Net income (loss)	$(94,998)	$79,402

Income (loss) per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Dividends declared per common share	$—	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$125,404	$1,899,411
Accounts receivable, less allowance for doubtful accounts of $28,560 and $20,501, respectively	2,770,956	3,160,887
Inventories	7,178,995	7,054,932
Prepaid expenses and other current assets	267,570	148,200
Income taxes receivable	1,264,281	1,109,276
Deferred income taxes	2,414,152	2,576,023
Total current assets	14,021,358	15,948,729

Equipment and leasehold improvements, net	1,856,016	1,840,491

Other assets:
Deferred income taxes	1,688,298	1,623,329
Cash surrender value of life insurance	5,315,751	4,977,409
Total other assets	7,004,049	6,600,738

Total assets	$22,881,423	$24,389,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,510,474	$2,464,755
Accrued liabilities	1,975,376	3,853,473
Income taxes payable	175,000	175,000
Line of credit facility	1,300,000	—
Total current liabilities	4,960,850	6,493,228

Long-term liabilities:
Deferred compensation	2,320,826	2,320,091
Other liabilities	292,291	336,772
Total long-term liabilities	2,613,117	2,656,863

Total liabilities	7,573,967	9,150,091

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,158,829	3,996,242
Retained earnings	11,111,713	11,206,711
Total stockholders' equity	15,307,456	15,239,867

Total liabilities and stockholders' equity	$22,881,423	$24,389,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2014	2013
Operating activities:
Net income (loss)	$(94,998)	$79,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recoveries of previously written off) doubtful accounts	11,023	(100,060)
Loss on disposals of fixed assets	3,359	—
Depreciation of equipment and leasehold improvements	161,653	209,819
Amortization of product software development expenditures	—	364,539
Stock-based compensation expense	162,587	172,530
Deferred income taxes	96,902	70,962
Change in cash surrender value of life insurance	(106,884)	(81,741)
Deferred compensation	735	(81,482)
Net changes in operating assets and liabilities (see note 11)	(2,896,388)	3,881,553
Cash provided by (used in) operating activities	(2,662,011)	4,515,522

Investing activities:
Life insurance premiums paid	(231,458)	(242,016)
Purchase of equipment and leasehold improvements	(180,538)	(235,201)
Cash used in investing activities	(411,996)	(477,217)

Financing activities:
Net proceeds from line of credit facility	1,300,000	—
Dividends paid to stockholders	—	(442,962)
Cash provided by (used in) financing activities	1,300,000	(442,962)

Net increase (decrease) in cash and cash equivalents	(1,774,007)	3,595,343
Cash and cash equivalents at beginning of period	1,899,411	859,636
Cash and cash equivalents at end of period	$125,404	$4,454,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2014 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2014 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2015.

In the three months ended December 31, 2013, the Company formed Koss U.K. Limited to comply with certain European Union (EU) requirements. The entity is non-operating and holds no assets.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three months ended September 30, 2014 and 2013, the costs incurred were for legal fees related to claims initiated against third parties (see Note 13). The Company has received recoveries related to the unauthorized transactions, which are summarized below. The Company will continue to incur legal fees for the claims initiated against third parties. The Company expects to receive additional forfeiture related funds in the fiscal year ended June 30, 2015.  However, the remaining amounts to be received are not expected to be significant. For the three months ended September 30, 2014 and 2013, the costs and recoveries were as follows:

	Three Months Ended
	September 30
	2014	2013
Legal fees incurred	$52,492	$107,813
Proceeds from asset forfeitures	—	(816,529)
Unauthorized transaction related costs and (recoveries), net	$52,492	$(708,716)

3.    INVENTORIES

The components of inventories at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014	June 30, 2014
Raw materials	$5,394,907	$5,593,159
Work-in process	6,841	—
Finished goods	6,577,205	6,327,221
	11,978,953	11,920,380
Allowance for obsolete inventory	(4,799,958)	(4,865,448)
Total inventories	$7,178,995	$7,054,932

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

The Company launched a new product offering in 2012 and began amortization of the related capitalized software. Amortization was being recorded over a three year period or a fixed amount per unit sold, whichever is greater. In the three months ended December 31, 2013, the Company determined that the capitalized software needed to be replaced by a new architecture under development. As a result, the remaining asset value of $2,308,752 was expensed during the three months ended December 31, 2013 (charged to the Condensed Consolidated Statements of Operations line item titled "Impairment of capitalized software, inventory and related items"). The Company continues to believe in the viability of this technology but has temporarily suspended its research and development effort until the base business is restored to more profitable levels. Software development costs expended to develop future Wi-Fi based products will be expensed as incurred and charged to research and development.

Capitalized software amortization recorded in Cost of Goods Sold in the three months ended September 30, 2013 totaled $364,539.

5.    INCOME TAXES

For the three months ended September 30, 2014, the company recorded an income tax benefit of $58,103, compared to an income tax expense of $48,872 for the three months ended September 30, 2013. The decrease in the company's tax expense for the three months ended September 30, 2014 relative to the prior year resulted from pre-tax book losses. The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns through tax year June 30, 2010 are settled and the income tax returns for tax years beginning July 1, 2010 are open.  For states in which the Company files state income tax returns, the statue of limitations is generally open for tax years ended June 30, 2010 and forward.  The Company's Federal return for the fiscal year ended June 30, 2013 is currently under examination.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $175,000 as of September 30, 2014 and as of June 30, 2014. All of the Company’s unrecognized tax benefits as of September 30, 2014, if recognized, would impact the effective tax rate.

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014 the Credit Agreement was amended to reduce the facility to $5,000,000 and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and

Index

Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The balance on this facility was $1,300,000 as of September 30, 2014 and $0 as of June 30, 2014.

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended
	September 30
	2014	2013
Interest (expense) benefit on secured credit facility	$(4,333)	$587
Interest expense for tax positions related to unauthorized transactions	—	(8,193)
Interest expense	$(4,333)	$(7,606)

8.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended September 30, 2014 and 2013.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2014 and 2013, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,411,000 and 2,186,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2014 and 2013, respectively, as they would be anti-dilutive.

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. In the three months ended September 30, 2013, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. Stock-based compensation expense during the three months ended September 30, 2014 and 2013 was $162,587 and $172,530, respectively.

Index

10.    STOCK PURCHASE AGREEMENTS

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

As of September 30, 2014, John C. Koss did not hold a material amount of Company stock. As such, there is no exposure that the executor of John C. Koss' estate may require the Company to repurchase a material amount of stock in the event of his death. The fair value of the written put option was $0 at September 30, 2014 and at June 30, 2014.  The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company.  The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by the Chairman’s estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note for the balance, payable over four years, at the prime rate of interest.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

11.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2014	2013
Accounts receivable	$378,909	$8,874,879
Inventories	(124,063)	740,363
Income taxes receivable	(155,005)	—
Prepaid expenses and other current assets	(119,370)	(80,744)
Income taxes payable	—	(2,035,090)
Accounts payable	(954,281)	(926,014)
Accrued liabilities	(1,878,097)	(2,691,841)
Other liabilities	(44,481)	—
Net change	$(2,896,388)	$3,881,553

Net cash paid during the period for:
Income taxes	$10,510	$2,013,000
Interest	$1,011	$2,185

Index

12.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30
	2014	2013
Net income (loss)	$(94,998)	$79,402
Dividends declared	—	(442,962)
Stock-based compensation expense	162,587	172,530
Income tax benefit from dividends paid to employee stock ownership plan	—	12,432
Increase (decrease) in stockholders' equity	$67,589	$(178,598)

13.    LEGAL MATTERS

As of September 30, 2014, the Company is party to the matters related to the unauthorized transactions and the termination of a vendor contract described below:

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

•
On March 6, 2014, the Company filed an action against Red Fusion Studios, Inc. ("Red Fusion") in Circuit Court of Milwaukee County, Wisconsin, Case No. 14CV001885, seeking the return of the Company's property and damages following the termination of the agreement that the Company had with Red Fusion for the development of the Company's Striva Technology. Red Fusion filed counterclaims relating to fees that Red Fusion alleges it is owed as a result of the termination. The case is proceeding in the Circuit Court.

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

Results of Operations Summary

•
Net sales in the quarter ended September 30, 2014 decreased 19.9%, compared to the same quarter last year, to $5,469,486 with decreased sales primarily in export markets but also in certain domestic mass retailer sales.

•
Gross profit as a percent of sales decreased 0.2% to 33.7% for the quarter ended September 30, 2014, compared to 33.9% for the same quarter last year. This decrease is primarily due to the decrease in export sales, lower margins on certain mass retailer products and the impact of fixed manufacturing overhead costs.

•
Selling, general and administrative spending was lower primarily due to reduced software development expenditures, reduced expense for legal fees and other outside services, reduced 401(k) match, reduced sales commissions on the lower sales, and reduced charitable donations. In addition, the sales office in Switzerland was closed in October 2013.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2014 and 2013. Comparative figures are presented compared to the same period one year prior:

	Three Months Ended
	September 30
Financial Performance Summary	2014	2013
Net sales	$5,469,486	$6,824,339
Net sales increase (decrease) %	(19.9)%	(23.4)%
Gross profit	$1,842,717	$2,311,645
Gross profit as % of net sales	33.7%	33.9%
Selling, general and administrative expenses	$1,938,993	$2,884,481
Selling, general and administrative expenses as a % of sales	35.5%	42.3%
Unauthorized transaction related costs	$52,492	$107,813
Unauthorized transaction related recoveries	$—	$(816,529)
Unauthorized transaction related costs and (recoveries), net	$52,492	$(708,716)
Income (loss) from operations	$(148,768)	$135,880
Income (loss) from operations as % of net sales	(2.7)%	2.0%
Interest expense	$(4,333)	$(7,606)
Income tax provision (benefit)	$(58,103)	$48,872
Income tax provision (benefit) as % of income before income tax provision (benefit)	38.0%	38.1%

2014 Results Compared with 2013

Net sales decreased in the three months ended September 30, 2014, as sales in Europe were off approximately $1.0 million compared to the same quarter last year. Net sales in our domestic markets decreased in the three months ended September 30, 2014 as a result of initial shipments to new customers in the same quarter last year not being matched in the current year.

Index

Export sales declined in the three months ended September 30, 2014 compared to the same period in the prior year by approximately 39%. Certain key customers in Europe accounted for the majority of the decline in export sales. Management believes its customers in Europe are dealing with the impact of weak economies, which affect sell-through and their ability to properly balance inventories. The distributor in Ukraine continues to be affected by political unrest in that region. In addition, sales to the Czech Republic were down considerably in the quarter as they adjust inventory levels following two very strong years ended June 30, 2014.

In the quarter ended September 30, 2013, there were initial load-in shipments to certain customers that were not repeated in the current quarter. Overall the U.S. sales for the three months ended September 30, 2014 were approximately 8% less than in the same period the previous year.

Gross profit as a percent of sales was 33.7% which was lower than last year by 0.2%. The lower gross profit margin was primarily the result of lower sales to export customers and pricing changes to a mass retail customer in the U.S. Lower manufacturing costs and no software amortization in the current quarter helped offset the impact from lower sales and pricing. Manufacturing costs were lower due to suspending the Mexico operations at the end of July 2014. There was no software amortization in the current quarter as a result of the impairment charge taken in the quarter ended December 31, 2013.

Selling, general and administrative expenses were lower than the same period last year. The Company reduced spending on the development of the STRIVA product line resulting in a decrease of approximately $360,000. Legal fees and outside service fees declined by approximately $295,000 due to changes in work being done as well as lower rates. The 401(k) match was decreased and saved approximately $128,000 compared to last year. The sales office in Switzerland was closed following the quarter ended September 30, 2013 and saved approximately $80,000 in the current quarter. Sales for Europe are now supported from an office in Ireland. Sales for Asia and Latin America are supported from U.S. based personnel. In addition, there were lower expenses for sales commissions on the lower sales, and donations were decreased in the quarter.

The Company believes that most of the proceeds from asset forfeitures have been received as of September 30, 2014. Final proceeds are expected to be received in the fiscal year ended June 30, 2015.

The loss from operations for the quarter ended September 30, 2014 is primarily due to the decline in net sales. These impacts were partially offset by cost savings from suspending the Mexico operations and lower selling, general and administrative expenses.

The effective income tax rate for the three months ended September 30, 2014 was 38.0% which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be between 35 - 40% in the year ended June 30, 2015.

Non-GAAP Financial Measures

The Company's management uses the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") to track performance from operations. EBIDTA as calculated below is one of the amended covenants in the Company's credit agreement with JPMorgan Chase Bank, N.A. This measurement excludes unusual and non-recurring expenses and recoveries related to the unauthorized transactions and the charge to expense for the impairment of capitalized software, inventory and related items. The following table reconciles net income (loss) for the periods presented (GAAP financial measure) to EBITDA from operations.

	Three Months Ended
	September 30
	2014	2013
Net income (loss)	$(94,998)	$79,402
Interest expense	4,333	7,606
Income tax provision (benefit)	(58,103)	48,872
Unauthorized transaction related costs and (recoveries), net	52,492	(708,716)
Depreciation of equipment and leasehold improvements	161,653	209,819
Amortization of product software development expenditures	—	364,539
Stock-based compensation expense	162,587	172,530
EBITDA from operations	$227,964	$174,052

Index

Non-GAAP EBITDA from operations increased to 4.2% of net sales for the three months ended September 30, 2014 compared to 2.6% of net sales in the three months ended September 30, 2013. This increase reflects the cost reductions achieved through suspending operations in Mexico, suspending development of the STRIVA product line and the other reductions in selling, general and administrative spending described above. These cost reduction benefits were partially offset by the impact of lower sales, the mix of product sales, and reduced margins at a key account.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2014 and 2013:

Total cash provided by (used in):	2014	2013
Operating activities	$(2,662,011)	$4,515,522
Investing activities	(411,996)	(477,217)
Financing activities	1,300,000	(442,962)
Net increase (decrease) in cash and cash equivalents	$(1,774,007)	$3,595,343

Operating Activities

In the quarter ended September 30, 2014, the Company paid approximately $1,300,000 for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. In addition, there were payments to vendors for inventory related to new products and fall customer promotions, issuance of volume rebates for export customers and payments related to the suspension of operations in Mexico. During the quarter ended September 30, 2013, cash provided by operations was primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 for federal taxes.

Inventories increased by approximately $124,000 in the three months ended September 30, 2014. This increase is due to stock of new products being introduced in quarters ended September 30, 2014 and December 31, 2014. In addition, there was higher than normal stock for certain products to support promotional activity in the quarter ended December 31, 2014.

Investing Activities

Cash used in investing activities was slightly lower for the three months ended September 30, 2014 as the Company had lower capital expenditures for tooling related to new products. The Company anticipates it will incur expenditures of approximately $400,000 to 500,000 for tooling, leasehold improvements, and capital expenditures during the fiscal year ending June 30, 2015.  The Company expects to generate sufficient cash flow through operations to fund these expenditures.

Financing Activities

The payment of quarterly dividends resulted in a net use of cash in the three months ended September 30, 2013. The Company has suspended payments of quarterly dividends until operations and earnings improve. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s earnings. As of September 30, 2014, the Company had $1,300,000 of outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2014 or 2013 under the stock repurchase program.  No stock options were exercised in 2014 or 2013.

Index

Liquidity

In addition to capital expenditures for tooling, the Company has interest payments on its borrowings when it uses its line of credit facility, and has paid quarterly dividends for the past several years, but will not declare a dividend for the quarter ended September 30, 2014. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company’s financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s overall earnings. Management believes an improvement in sales and controlling the amount of capital expenditures are important factors for improving the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement dated May 12, 2010 between the Company and the Lender (“Credit Agreement”) provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2014, there were outstanding borrowings of $1,300,000 on the facility. There were no borrowings outstanding on the facility as of June 30, 2014.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were effective.

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

As of September 30, 2014, the Company is currently involved in legal matters against third parties related to the unauthorized transactions and related to termination of a vendor contract.  A description of these legal matters is included at Note 13 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2014, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2014)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2014.

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

KOSS CORPORATION

/s/ Michael J. Koss	October 31, 2014
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	October 31, 2014
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and June 30, 2014 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith