Form 10-Q
period 2014-12-31
KOSS CORP
filed 2015-01-30
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2014

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

At January 26, 2015, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2014

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Net sales	$7,040,150	$6,524,215	$12,509,636	$13,348,554
Cost of goods sold	4,629,843	4,426,388	8,256,612	8,939,082
Impairment of capitalized software, inventory and related items	—	4,535,747	—	4,535,747
Gross profit (loss)	2,410,307	(2,437,920)	4,253,024	(126,275)

Operating expenses:
Selling, general and administrative expenses	2,069,746	2,861,659	4,008,739	5,746,140
Unauthorized transaction related costs and (recoveries), net	25,000	112,171	77,492	(596,545)
Total operating expenses	2,094,746	2,973,830	4,086,231	5,149,595

Income (loss) from operations	315,561	(5,411,750)	166,793	(5,275,870)

Other expense:
Interest expense	(8,480)	(8,193)	(12,813)	(15,799)

Income (loss) before income tax provision (benefit)	307,081	(5,419,943)	153,980	(5,291,669)

Income tax provision (benefit)	141,495	(1,967,102)	83,392	(1,918,230)

Net income (loss)	$165,586	$(3,452,841)	$70,588	$(3,373,439)

Income (loss) per common share:
Basic	$0.02	$(0.47)	$0.01	$(0.46)
Diluted	$0.02	$(0.47)	$0.01	$(0.46)

Dividends declared per common share	$—	$0.06	$—	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$751,154	$1,899,411
Accounts receivable, less allowance for doubtful accounts of $44,710 and $20,501, respectively	2,985,548	3,160,887
Inventories	6,258,842	7,054,932
Prepaid expenses and other current assets	612,106	148,200
Income taxes receivable	165,331	1,109,276
Deferred income taxes	2,237,995	2,576,023
Total current assets	13,010,976	15,948,729

Equipment and leasehold improvements, net	1,731,562	1,840,491

Other assets:
Deferred income taxes	1,822,558	1,623,329
Cash surrender value of life insurance	5,314,214	4,977,409
Total other assets	7,136,772	6,600,738

Total assets	$21,879,310	$24,389,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,224,116	$2,464,755
Accrued liabilities	2,275,342	3,853,473
Income taxes payable	175,000	175,000
Total current liabilities	3,674,458	6,493,228

Long-term liabilities:
Deferred compensation	2,320,826	2,320,091
Other liabilities	255,080	336,772
Total long-term liabilities	2,575,906	2,656,863

Total liabilities	6,250,364	9,150,091

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,314,733	3,996,242
Retained earnings	11,277,299	11,206,711
Total stockholders' equity	15,628,946	15,239,867

Total liabilities and stockholders' equity	$21,879,310	$24,389,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2014	2013
Operating activities:
Net income (loss)	$70,588	$(3,373,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recoveries of previously written off) doubtful accounts	29,304	(84,482)
Loss on disposals of fixed assets	3,359	—
Impairment of capitalized software, inventory and related items	—	4,535,747
Depreciation of equipment and leasehold improvements	328,800	422,178
Amortization of product software development expenditures	—	364,539
Stock-based compensation expense	318,491	344,352
Deferred income taxes	138,799	(2,072,009)
Change in cash surrender value of life insurance	(105,185)	(78,666)
Deferred compensation	735	(239,868)
Net changes in operating assets and liabilities (see note 10)	(1,478,298)	3,780,904
Cash provided by (used in) operating activities	(693,407)	3,599,256

Investing activities:
Life insurance premiums paid	(231,620)	(242,658)
Purchase of equipment and leasehold improvements	(223,230)	(435,864)
Cash used in investing activities	(454,850)	(678,522)

Financing activities:
Dividends paid to stockholders	—	(885,925)
Cash used in financing activities	—	(885,925)

Net increase (decrease) in cash and cash equivalents	(1,148,257)	2,034,809
Cash and cash equivalents at beginning of period	1,899,411	859,636
Cash and cash equivalents at end of period	$751,154	$2,894,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2014 has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2014 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2015.

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

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and six months ended December 31, 2014 and 2013, the costs incurred were for legal fees related to claims initiated against third parties (see Note 12). The Company has received recoveries related to the unauthorized transactions, which are summarized below. The Company will continue to incur legal fees for the claims initiated against third parties. The Company expects to receive additional forfeiture related funds in the fiscal year ended June 30, 2015.  However, the remaining amounts to be received are not expected to be significant. For the three and six months ended December 31, 2014 and 2013, the costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Legal fees incurred	$25,000	$112,171	$77,492	$219,984
Proceeds from asset forfeitures	—	—	—	(816,529)
Unauthorized transaction related costs and (recoveries), net	$25,000	$112,171	$77,492	$(596,545)

Index

3.    IMPARIMENT OF CAPITALIZED SOFTWARE, INVENTORY AND RELATED ITEMS

The Company recorded an impairment charge to the condensed consolidated statements of operations line item titled "Impairment of capitalized software, inventory and related items" in the three months ended December 31, 2013. The impairment charge is detailed in the following table:

Three and Six Months Ended
December 31, 2013
Product software development expenditures	$2,308,752
Inventories	1,759,710
Product design costs	263,503
Tooling	203,782
Impairment of capitalized software, inventory and related items	$4,535,747

The Company determined that the capitalized software needed to be replaced by a new architecture under development, which began in the three months ended December 31, 2013. As a result, the remaining value was expensed for the three months ended December 31, 2013. The Company continues to believe in the viability of this technology but has temporarily suspended its research and development effort until the base business is restored to more profitable levels.

In conjunction with the review of the capitalized software, it was determined that certain inventory items were obsolete or the Company had quantities that are not expected to be used over the product forecast period. These inventory items are included net of expected recoveries. Product design costs and assumed liabilities to wrap up the current architecture design were expensed. The Company will incur future costs for the continued development, software code and product launch of the WiFi-based products and those costs will be expensed as incurred. Tooling related to products that are no longer expected to be launched was expensed. Refer to the Company's 10-K dated June 30, 2014 for a detail of additional impairment charges recorded in the three months ended June 30, 2014.

4.    INVENTORIES

The components of inventories at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014	June 30, 2014
Raw materials	$5,284,006	$5,593,159
Finished goods	5,529,953	6,327,221
	10,813,959	11,920,380
Allowance for obsolete inventory	(4,555,117)	(4,865,448)
Total inventories	$6,258,842	$7,054,932

5.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2011 or later are open.  During the quarter ended December 31, 2014, the Company's federal return for the fiscal year ended June 30, 2013 was under examination. That examination closed during the same quarter with no adjustments to the return. For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2010 and forward.

For the six months ended December 31, 2014, the Company recorded an income tax expense of $83,392, compared to an income tax benefit of $1,918,230 for the six months ended December 31, 2013. The increase in the Company's tax expense for the six months ended December 31, 2014 relative to the prior year resulted from pre-tax book income compared to a loss after the impairment charge in the prior year period.

The Company’s unrecognized tax benefits, including interest and penalties, were $175,000 as of December 31, 2014 and as of June 30, 2014. All of the Company’s unrecognized tax benefits as of December 31, 2014, if recognized, would impact the effective tax rate.

Index

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014 the Credit Agreement was amended to reduce the facility to $5,000,000, subject to a borrowing base calculation as defined in the Credit Agreement, and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

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

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three and six months ended December 31, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Interest (expense) benefit on secured credit facility	$(8,480)	$—	$(12,813)	$587
Interest expense for tax positions related to unauthorized transactions	—	(8,193)	—	(16,386)
Interest expense	$(8,480)	$(8,193)	$(12,813)	$(15,799)

8.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended December 31, 2014 and 2013.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2014 and 2013, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,376,555 and 2,186,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2014 and 2013, respectively, as they would be anti-dilutive.

Index

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. In the six months ended December 31, 2013, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. Stock-based compensation expense during the three and six months ended December 31, 2014 was $155,904 and $318,491, respectively. Stock-based compensation expense during the three and six months ended December 31, 2013 was $171,822 and $344,352, respectively.

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2014	2013
Accounts receivable	$146,035	$8,026,234
Inventories	796,090	(345,202)
Income taxes receivable	943,945	—
Prepaid expenses and other current assets	(463,906)	(102,903)
Income taxes payable	—	(1,871,723)
Accounts payable	(1,240,639)	244,590
Accrued liabilities	(1,578,131)	(2,021,152)
Other liabilities	(81,692)	(148,940)
Net change	$(1,478,298)	$3,780,904

Net cash (refunded) paid during the period for:
Income taxes	$(988,835)	$2,029,000
Interest	$11,821	$2,185

11.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the six months ended December 31, 2014 and 2013:

	Six Months Ended
	December 31
	2014	2013
Net income (loss)	$70,588	$(3,373,439)
Dividends declared	—	(885,925)
Stock-based compensation expense	318,491	344,352
Income tax benefit from dividends paid to employee stock ownership plan	—	12,432
Increase (decrease) in stockholders' equity	$389,079	$(3,902,580)

Index

12.    LEGAL MATTERS

As of December 31, 2014, the Company is party to the matters related to the unauthorized transactions and the termination of a vendor contract described below:

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

•
On March 6, 2014, the Company filed an action against Red Fusion Studios, Inc. ("Red Fusion") in Circuit Court of Milwaukee County, Wisconsin, Case No. 14CV001885, seeking the return of the Company's property and damages following the termination of the agreement that the Company had with Red Fusion for the development of the Company's Striva Technology. Red Fusion filed counterclaims relating to fees that Red Fusion alleges it is owed as a result of the termination. The Parties have reached a confidential settlement in principle that would result in the dismissal of this action and are in the process of finalizing the settlement documents.

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

Overview

The Company markets a complete line of high-fidelity headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, active noise canceling headphones, wireless headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. The Company operates as one business segment.

In December 2009, the Company learned of significant unauthorized transactions, details of which have been disclosed in depth in the Company's previous periodic reports filed with the SEC. References to unauthorized transactions below should be read in conjunction with those reports.

Results of Operations Summary

•
Net sales in the quarter ended December 31, 2014 increased 7.9%, compared to the same quarter last year, to $7,040,150 with increased sales in export markets but also in certain domestic distributors and retail outlets. For the six months ended December 31, 2014, net sales were down 6.3% compared to the same period last year, with lower sales in export markets and certain domestic mass retailers.

•
Gross profit as a percent of sales increased to 34.2% and 34.0% for the three and six months ended December 31, 2014, respectively, compared to (37.4)% and (0.9)% for the three and six months ended December 31, 2013, respectively. This increase is primarily due to the impairment charge recorded in the quarter ended December 31, 2013.

•
Selling, general and administrative spending was lower primarily due to reduced software development expenditures, reduced expense for legal fees and other outside services, reduced 401(k) match and reduced endorsement fees. In addition, the sales office in Switzerland was closed in October 2013.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2014	2013	2014	2013
Net sales	$7,040,150	$6,524,215	$12,509,636	$13,348,554
Net sales increase (decrease) %	7.9%	(24.5)%	(6.3)%	(24.0)%
Impairment of capitalized software, inventory and related items	$—	$4,535,747	$—	$4,535,747
Gross profit (loss)	$2,410,307	$(2,437,920)	$4,253,024	$(126,275)
Gross profit (loss) as % of net sales	34.2%	(37.4)%	34.0%	(0.9)%
Gross profit (loss) as % of net sales before impairment	34.2%	32.2%	34.0%	33.0%
Selling, general and administrative expenses	$2,069,746	$2,861,659	$4,008,739	$5,746,140
Selling, general and administrative expenses as a % of sales	29.4%	43.9%	32.0%	43.0%
Unauthorized transaction related costs	$25,000	$112,171	$77,492	$219,984
Unauthorized transaction related recoveries	$—	$—	$—	$(816,529)
Unauthorized transaction related costs and (recoveries), net	$25,000	$112,171	$77,492	$(596,545)
Income (loss) from operations	$315,561	$(5,411,750)	$166,793	$(5,275,870)
Income (loss) from operations as % of net sales	4.5%	(82.9)%	1.3%	(39.5)%
Interest expense	$(8,480)	$(8,193)	$(12,813)	$(15,799)
Income tax provision (benefit)	$141,495	$(1,967,102)	$83,392	$(1,918,230)
Income tax provision (benefit) as % of income before income tax provision (benefit)	46.1%	36.3%	54.2%	36.2%

Index

2014 Results Compared with 2013
(comments refer to both the three and six month periods unless otherwise stated)

Net sales increased in the three months ended December 31, 2014, by $515,935 or 7.9% as sales in certain export markets increased. For the six months ended December 31, 2014, net sales decreased by $838,918 or 6.3%, due to lower export sales in the quarter ended September 30, 2014.

The fiscal year started with export sales well behind last year with weakness in most of the major export markets. This trend changed in the quarter ended December 31, 2014 as improved sales in Scandinavia and continued strong sales in Russia and Malaysia offset the continued weakness in markets such as Ukraine, Czech Republic and Japan. The distributor in Scandinavia appears to have worked through their excess inventory and had a very strong quarter. Management believes many other customers in Europe are dealing with the impact of weak economies, which affect sell-through and their ability to properly balance inventories. The distributor in Ukraine continues to be affected by political unrest in that region. In addition, sales to our distributor in the Czech Republic were down considerably as they adjust inventory levels following two very strong years ended June 30, 2014.

In the domestic market, net sales were very similar to last year with an approximate 3% improvement for the quarter ended December 31, 2014 bringing the six month decrease to approximately 2%. Sales through distributors, e-commerce, OEM, certain mass retailers and grocery chains helped to offset the decreased sales in one mass retailer and the loss of sales through electronics and drug store chains. Last year's promotional load-in of products to a domestic drug store customer resulted in net sales for the three and six months ended December 31, 2013 of approximately $990,000 and $1,380,000, respectively. The improvements in certain channels helped to offset the load-in shipments to certain customers last year were not repeated in the current year.

Gross profit as a percent of sales was higher than last year primarily as a result of the impairment charge recorded in the three months ended December 31, 2013. This impairment charge is explained in Note 3 to the condensed consolidated financial statements.

Gross profit before the impairment charge was 34.2% and 34.0% for the three and six months ended December 31, 2014, respectively. This is an improvement from the 32.2% and 33.0% recorded in the three and six months ended December 31, 2013, respectively. The higher gross profit margins are the result of decreased overhead costs and no longer recording amortization expense for the software written off as part of the impairment charge recorded in the quarter ended December 31, 2013. The expenses are lower due to closing the Mexico operations, which were just beginning to come on line last year, as well as reduced overhead spending in Milwaukee. These helped offset lower contribution margins driven by competitive pricing and the impact of some closeout sales at very low margins.

Selling, general and administrative expenses were lower than the same period last year. The Company reduced spending on the development of the STRIVA product line resulting in a decrease of approximately $430,000 and $795,000 for the three and six months ended December 31, 2014, respectively. Legal fees and outside service fees declined by approximately $48,000 and $354,000 for the three and six months ended December 31, 2014, respectively, due to changes in the scope of work being done as well as price discounts. The 401(k) match was lower by approximately $52,000 and $180,000 for the three and six months ended December 31, 2014, respectively, resulting from a reduced match percentage this year. Endorsement fees were lower than last year by approximately $129,000 and $172,000 for the three and six months ended December 31, 2014, respectively. The sales office in Switzerland was closed following the quarter ended September 30, 2013 and reduced expenses by approximately $80,000 for the six months ended December 31, 2014. Sales for Europe are now supported from an office in Ireland. Sales for Asia and Latin America are supported by U.S. based personnel.

The Company believes that most of the proceeds from asset forfeitures have been received as of December 31, 2014. Final proceeds are expected to be received in the fiscal year ended June 30, 2015 but are not expected to be significant.

The increase in income from operations for the quarter ended December 31, 2014 was primarily due to the increase in net sales and the cost reductions.

The effective income tax rate for the six months ended December 31, 2014 was 54.2% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes and the impact of certain discrete items recorded in the quarter. It is anticipated that the effective income tax rate will be between 40-45% in the year ended June 30, 2015.

Index

Non-GAAP Financial Measures

The Company's management uses the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") to track performance from operations. EBIDTA as calculated below is one of the amended covenants in the Company's credit agreement with JPMorgan Chase Bank, N.A. This measurement excludes unusual and non-recurring expenses and recoveries related to the unauthorized transactions and the charge to expense for the impairment of capitalized software, inventory and related items. The following table reconciles net income (loss) for the periods presented (GAAP financial measure) to non-GAAP EBITDA from operations.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Net income (loss)	$165,586	$(3,452,841)	$70,588	$(3,373,439)
Interest expense	8,480	8,193	12,813	15,799
Income tax provision (benefit)	141,495	(1,967,102)	83,392	(1,918,230)
Unauthorized transaction related costs and (recoveries), net	25,000	112,171	77,492	(596,545)
Depreciation of equipment and leasehold improvements	167,147	212,359	328,800	422,178
Amortization of product software development expenditures	—	—	—	364,539
Impairment of capitalized software, inventory and related items	—	4,535,747	—	4,535,747
Stock-based compensation expense	155,904	171,822	318,491	344,352
EBITDA from operations	$663,612	$(379,651)	$891,576	$(205,599)

Non-GAAP EBITDA from operations increased to 9.4% of net sales for the three months ended December 31, 2014 compared to (5.8)% of net sales in the three months ended December 31, 2013. For the six months ended December 31, 2014 and 2013, Non-GAAP EBITDA from operations was 7.1% and (1.5)% of net sales, respectively. This increase reflects the cost reductions achieved through suspending operations in Mexico, suspending development of the STRIVA product line and the other reductions in selling, general and administrative spending described above.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2014 and 2013:

Total cash provided by (used in):	2014	2013
Operating activities	$(693,407)	$3,599,256
Investing activities	(454,850)	(678,522)
Financing activities	—	(885,925)
Net increase (decrease) in cash and cash equivalents	$(1,148,257)	$2,034,809

Index

Operating Activities

In the six months ended December 31, 2014, the Company paid approximately $1.1 million for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. In addition, there were payments to vendors for inventory related to new products and fall customer promotions, issuance of volume rebates for export customers and payments related to the suspension of operations in Mexico. These items were partially offset by receiving approximately $1.0 million of federal tax refunds. During the six months ended December 31, 2013, cash provided by operations was primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 for federal taxes.

Inventories decreased by approximately $796,000 in the six months ended December 31, 2014. This decrease was caused by the improvement in sales, balancing key stock levels to activity and closeout sales of slow moving items.

Investing Activities

Cash used in investing activities was lower for the six months ended December 31, 2014 as the Company had lower capital expenditures for tooling related to new products. The Company anticipates it will incur total expenditures of approximately $400,000 to $500,000 for tooling, leasehold improvements, and capital expenditures during the fiscal year ending June 30, 2015.  The Company expects to generate sufficient cash flow through operations to fund these expenditures.

Financing Activities

The payment of quarterly dividends resulted in a net use of cash in financing activities for the six months ended December 31, 2013. The Company has suspended payments of quarterly dividends until operations and earnings improve. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s earnings. As of December 31, 2014, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2014 or 2013 under the stock repurchase program.  No stock options were exercised in 2014 or 2013.

Liquidity

In addition to capital expenditures for tooling, the Company has interest payments on its borrowings when it uses its line of credit facility, and has paid regular quarterly dividends until no dividend was declared for the quarter ended June 30, 2014. The Company will not declare a dividend for the quarter ended December 31, 2014. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements, and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company’s financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations, and the Company’s overall earnings. Management believes an improvement in sales, and controlling the amount of both capital expenditures and operating expenses, are important factors for improving the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Facility. As of June 30, 2014 and December 31, 2014, there were no outstanding borrowings on the facility. Refer to Note 6 for additional details on the Company's secured credit facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were effective.

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

As of December 31, 2014, the Company is currently involved in legal matters against third parties related to the unauthorized transactions and related to termination of a vendor contract.  A description of these legal matters is included at Note 12 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2014, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2014)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 30, 2015
Michael J. Koss
Vice Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	January 30, 2015
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended December 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith