Form 10-Q
period 2015-03-31
KOSS CORP
filed 2015-05-08
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2015

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

At May 4, 2015, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2015

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Net sales	$6,001,556	$4,300,373	$18,511,192	$17,648,927
Cost of goods sold	3,886,443	3,206,738	12,143,055	12,145,820
Impairment of capitalized software, inventory and related items	—	—	—	4,535,747
Gross profit	2,115,113	1,093,635	6,368,137	967,360

Operating expenses:
Selling, general and administrative expenses	1,998,231	2,354,337	6,006,970	8,100,477
Unauthorized transaction related costs and (recoveries), net	1,078	(231,162)	78,570	(827,707)
Total operating expenses	1,999,309	2,123,175	6,085,540	7,272,770

Income (loss) from operations	115,804	(1,029,540)	282,597	(6,305,410)

Other expense (income):
Interest expense (income)	—	(65,536)	12,813	(49,737)

Income (loss) before income tax provision (benefit)	115,804	(964,004)	269,784	(6,255,673)

Income tax provision (benefit)	58,586	(938,883)	141,978	(2,857,113)

Net income (loss)	$57,218	$(25,121)	$127,806	$(3,398,560)

Income (loss) per common share:
Basic	$0.01	$—	$0.02	$(0.46)
Diluted	$0.01	$—	$0.02	$(0.46)

Dividends declared per common share	$—	$0.06	$—	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,044,578	$1,899,411
Accounts receivable, less allowance for doubtful accounts of $35,865 and $20,501, respectively	2,776,760	3,160,887
Inventories	6,070,438	7,054,932
Prepaid expenses and other current assets	531,884	148,200
Income taxes receivable	277,914	1,109,276
Deferred income taxes	2,019,218	2,576,023
Total current assets	12,720,792	15,948,729

Equipment and leasehold improvements, net	1,651,768	1,840,491

Other assets:
Deferred income taxes	1,870,165	1,623,329
Cash surrender value of life insurance	5,324,142	4,977,409
Total other assets	7,194,307	6,600,738

Total assets	$21,566,867	$24,389,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,377,609	$2,464,755
Accrued liabilities	1,780,750	3,853,473
Income taxes payable	175,000	175,000
Total current liabilities	3,333,359	6,493,228

Long-term liabilities:
Deferred compensation	2,144,255	2,320,091
Other liabilities	247,079	336,772
Total long-term liabilities	2,391,334	2,656,863

Total liabilities	5,724,693	9,150,091

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,470,743	3,996,242
Retained earnings	11,334,517	11,206,711
Total stockholders' equity	15,842,174	15,239,867

Total liabilities and stockholders' equity	$21,566,867	$24,389,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2015	2014
Operating activities:
Net income (loss)	$127,806	$(3,398,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recoveries of previously written off) doubtful accounts	43,278	(102,567)
Loss on disposals of fixed assets	14,953	—
Impairment of capitalized software, inventory and related items	—	4,535,747
Depreciation of equipment and leasehold improvements	437,344	569,027
Amortization of product software development expenditures	—	364,539
Stock-based compensation expense	474,501	516,829
Deferred income taxes	309,969	(2,434,674)
Change in cash surrender value of life insurance	(114,952)	(86,486)
Deferred compensation	(25,836)	(357,923)
Net changes in operating assets and liabilities (see note 10)	(1,626,541)	4,336,319
Cash provided by (used in) operating activities	(359,478)	3,942,251

Investing activities:
Life insurance premiums paid	(231,781)	(243,299)
Purchase of equipment and leasehold improvements	(263,574)	(480,497)
Cash used in investing activities	(495,355)	(723,796)

Financing activities:
Dividends paid to stockholders	—	(1,328,887)
Cash used in financing activities	—	(1,328,887)

Net increase (decrease) in cash and cash equivalents	(854,833)	1,889,568
Cash and cash equivalents at beginning of period	1,899,411	859,636
Cash and cash equivalents at end of period	$1,044,578	$2,749,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets of Koss Corporation (the "Company") as of June 30, 2014 have been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2015 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2015.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and nine months ended March 31, 2015 and 2014, the costs incurred were for legal fees related to claims initiated against third parties (see Note 12). For the three and nine months ended March 31, 2015 and 2014, the costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Legal fees incurred	$37,500	$86,391	$114,992	$306,375
Proceeds from asset forfeitures	(36,422)	(317,553)	(36,422)	(1,134,082)
Unauthorized transaction related costs and (recoveries), net	$1,078	$(231,162)	$78,570	$(827,707)

3.    IMPAIRMENT OF CAPITALIZED SOFTWARE, INVENTORY AND RELATED ITEMS

The Company recorded an impairment charge to the condensed consolidated statements of operations line item titled "Impairment of capitalized software, inventory and related items" in the three months ended December 31, 2013. The impairment charge is detailed in the following table:

Nine Months Ended
March 31, 2014
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

Index

In conjunction with the review of the capitalized software, it was determined that certain inventory items were obsolete or the Company had quantities that are not expected to be used over the product forecast period. These inventory items are included net of expected recoveries. Product design costs and assumed liabilities to wrap up the current architecture design were expensed. Tooling related to products that are no longer expected to be launched was expensed. To the extent the Company incurs future costs for the continued development, software code and product launch of the WiFi-based products, then those costs will be expensed as incurred. Refer to the Company's 10-K dated June 30, 2014 for a detail of additional impairment charges recorded in the three months ended June 30, 2014.

4.    INVENTORIES

The components of inventories at March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015	June 30, 2014
Raw materials	$5,329,231	$5,593,159
Finished goods	5,268,877	6,327,221
	10,598,108	11,920,380
Allowance for obsolete inventory	(4,527,670)	(4,865,448)
Total inventories	$6,070,438	$7,054,932

5.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2011 or later are open.  During the quarter ended December 31, 2014, the Company's federal return for the fiscal year ended June 30, 2013 was under examination. That examination closed during the same quarter with no adjustments to the return. For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2011 and forward.

For the nine months ended March 31, 2015, the Company recorded an income tax expense of $141,978, compared to an income tax benefit of $2,857,113 for the nine months ended March 31, 2014. The increase in the Company's tax expense for the nine months ended March 31, 2015 relative to the prior year primarily resulted from pre-tax book income compared to a pre-tax loss after the impairment charge in the prior year period.

The Company’s unrecognized tax benefits, including interest and penalties, were $175,000 as of March 31, 2015 and as of June 30, 2014. All of the Company’s unrecognized tax benefits as of March 31, 2015, if recognized, would impact the effective tax rate.

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

7.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 6) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the three and nine months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Interest expense (benefit) on secured credit facility	$—	$—	$12,813	$(587)
Interest expense for tax positions related to unauthorized transactions	—	—	—	16,386
Interest reversals for tax positions related to unauthorized transactions	—	(65,536)	—	(65,536)
Interest expense (income)	$—	$(65,536)	$12,813	$(49,737)

8.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended March 31, 2015 and 2014.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2015 and 2014, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,280,000 and 2,186,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2015 and 2014, respectively, as they would be anti-dilutive.

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the nine months ended March 31, 2015, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. In the nine months ended March 31, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $5.64. Stock-based compensation expense during the three and nine months ended March 31, 2015 was $156,010 and $474,501, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2014 was $172,477 and $516,829, respectively.

Index

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2015	2014
Accounts receivable	$340,849	$9,938,339
Inventories	984,494	(926,239)
Income taxes receivable	831,362	—
Prepaid expenses and other current assets	(383,684)	125,794
Income taxes payable	—	(2,447,939)
Accounts payable	(1,087,146)	(904,445)
Accrued liabilities	(2,222,723)	(1,158,181)
Other liabilities	(89,693)	(291,010)
Net change	$(1,626,541)	$4,336,319

Net cash (refunded) paid during the period for:
Income taxes	$(988,785)	$2,029,000
Interest	$12,813	$2,185

11.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended
	March 31
	2015	2014
Net income (loss)	$127,806	$(3,398,560)
Dividends declared	—	(1,328,887)
Stock-based compensation expense	474,501	516,829
Income tax benefit from dividends paid to employee stock ownership plan	—	12,432
Increase (decrease) in stockholders' equity	$602,307	$(4,198,186)

Index

12.    LEGAL MATTERS

As of March 31, 2015, the Company is party to the matters described below:

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

•
On March 6, 2014, the Company filed an action against Red Fusion Studios, Inc. ("Red Fusion") in Circuit Court of Milwaukee County, Wisconsin, Case No. 14CV001885, seeking the return of the Company's property and damages following the termination of the agreement that the Company had with Red Fusion for the development of the Company's STRIVA Technology. Red Fusion filed counterclaims relating to fees that Red Fusion alleges it is owed as a result of the termination. The Parties reached a confidential settlement that dismissed all claims involved in this action.

•
On January 26, 2015, Sapphire Dolphin, LLC filed a patent infringement case against the Company in the United States District Court for the District of Delaware, Case No. 1-15-cv-00085. The Company is planning to file an Answer and defend the case.

The ultimate resolution of these matters is not determinable unless otherwise noted.

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving these claims against us, individually or in aggregate, will not have a material adverse impact on our consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “forecasts,” “anticipates,” “predicts,” “potential,” “continue” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

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

Results of Operations Summary

•
Net sales in the quarter ended March 31, 2015 increased 39.6%, to $6,001,556, compared to the same quarter last year. Increased sales in export markets and certain domestic distributors and retail outlets were the primary causes of this improvement. For the nine months ended March 31, 2015, net sales were up 4.9% compared to the same period last year, with higher sales in certain domestic distributors.

•
Gross profit as a percent of sales increased to 35.2% and 34.4% for the three and nine months ended March 31, 2015, respectively, compared to 25.4% and 5.5% for the three and nine months ended March 31, 2014, respectively. This increase is primarily due to the impairment charge recorded in the quarter ended December 31, 2013. Gross profit also improved as a result of closing the operations in Mexico during the quarter ended September 30, 2014.

•
Selling, general and administrative spending was lower primarily due to reduced software development expenditures, reduced expense for legal fees and other outside services, reduced 401(k) match, reduced endorsement fees and reduced trade show expenses. In addition, the sales office in Switzerland was closed in October 2013.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2015	2014	2015	2014
Net sales	$6,001,556	$4,300,373	$18,511,192	$17,648,927
Net sales increase (decrease) %	39.6%	(48.2)%	4.9%	(31.7)%
Impairment of capitalized software, inventory and related items	$—	$—	$—	$4,535,747
Gross profit	$2,115,113	$1,093,635	$6,368,137	$967,360
Gross profit as % of net sales	35.2%	25.4%	34.4%	5.5%
Gross profit as % of net sales before impairment	35.2%	25.4%	34.4%	31.2%
Selling, general and administrative expenses	$1,998,231	$2,354,337	$6,006,970	$8,100,477
Selling, general and administrative expenses as a % of sales	33.3%	54.7%	32.5%	45.9%
Unauthorized transaction related costs	$37,500	$86,391	$114,992	$306,375
Unauthorized transaction related recoveries	$(36,422)	$(317,553)	$(36,422)	$(1,134,082)
Unauthorized transaction related costs and (recoveries), net	$1,078	$(231,162)	$78,570	$(827,707)
Income (loss) from operations	$115,804	$(1,029,540)	$282,597	$(6,305,410)
Income (loss) from operations as % of net sales	1.9%	(23.9)%	1.5%	(35.7)%
Interest expense (income)	$—	$(65,536)	$12,813	$(49,737)
Income tax provision (benefit)	$58,586	$(938,883)	$141,978	$(2,857,113)
Income tax provision (benefit) as % of income before income tax provision (benefit)	50.6%	97.4%	52.6%	45.7%

Index

2015 Results Compared with 2014
(comments refer to both the three and nine month periods unless otherwise stated)

Net sales increased in the three months ended March 31, 2015 by $1,701,183 or 39.6%, as sales in certain export markets and sales to certain domestic distributors and retail outlets improved. For the nine months ended March 31, 2015, net sales increased by $862,265 or 4.9%, due to increased sales to certain domestic distributors.

The fiscal year started with export sales well behind last year with weakness in most of the major export markets. This trend changed in the quarter ended December 31, 2014 and continued to improve in the quarter ended March 31, 2015 as improved sales in Scandinavia and continued strong sales in Russia and Malaysia offset the continued weakness in markets such as Ukraine, Czech Republic and Japan. The distributor in Scandinavia appears to have worked through their excess inventory and had strong sales in the current and prior quarters. Management believes many other customers in Europe are dealing with the impact of weak economies, which affect sell-through and their ability to properly balance inventories. The distributor in Ukraine continues to be affected by political unrest in that region. In addition, sales to our distributor in the Czech Republic were down considerably as they adjust inventory levels following two very strong years ended June 30, 2014.

In the domestic market, net sales were up considerably over last year with U.S. distributors showing strong increases. The domestic sales increased by approximately 66% for the quarter ended March 31, 2015, bringing the nine month increase to approximately 13%. The strong sales through distributors, e-commerce, OEM, certain mass retailers and grocery chains helped to offset the decreased sales in one mass retailer and the loss of sales through electronics and drug store chains. Last year's promotional load-in of products to a domestic drug store customer resulted in net sales for the nine months ended March 31, 2014 of approximately $426,000. In the three months ended March 31, 2014, a provision for expected product returns was increased by approximately $973,000 resulting in sales return accruals exceeding sales to that drug store customer in that quarter. The improvements in certain channels helped to offset the load-in shipments to certain customers last year that were not repeated in the current year.

Gross profit as a percent of sales was higher than last year primarily as a result of the impairment charge recorded in the three months ended December 31, 2013.

Gross profit before the impairment charge was 35.2% and 34.4% for the three and nine months ended March 31, 2015, respectively. This is an improvement from the 25.4% and 31.2% recorded in the three and nine months ended March 31, 2014, respectively. The higher gross profit margins are the result of decreased overhead costs and no longer recording amortization expense for the software written off as part of the impairment charge recorded in the quarter ended December 31, 2013. The expenses are lower due to closing the Mexico operations, which were just beginning to come on line last year, as well as reduced overhead spending in Milwaukee. These helped offset lower contribution margins driven by competitive pricing and the impact of some closeout sales at very low margins.

Selling, general and administrative expenses were lower than the same period last year. The Company reduced spending on the development of the STRIVA product line resulting in a decrease of approximately $28,000 and $809,000 for the three and nine months ended March 31, 2015, respectively. Legal fees and outside service fees declined by approximately $127,000 and $619,000 for the three and nine months ended March 31, 2015, respectively, due to changes in the scope of work as well as price discounts. The 401(k) match was lower by approximately $71,000 and $251,000 for the three and nine months ended March 31, 2015, respectively, resulting from a reduced match percentage this year. Endorsement fees were lower than last year by approximately $6,000 and $178,000 for the three and nine months ended March 31, 2015, respectively. The Company did not participate in the Consumer Electronics Show (CES) in fiscal 2015 which reduced expenses by approximately $167,000 in the three and nine months ended March 31, 2015. The sales office in Switzerland was closed following the quarter ended September 30, 2013 and reduced expenses by approximately $118,000 for the nine months ended March 31, 2015. Sales for Europe are now supported from an office in Ireland. Sales for Asia and Latin America are supported by U.S.-based personnel.

The Company believes that most of the proceeds from asset forfeitures have been received as of March 31, 2015. Final proceeds are expected to be received in the fiscal year ended June 30, 2015.

The increase in income from operations for the quarter ended March 31, 2015 was primarily due to the increase in net sales and the cost reductions detailed above.

The effective income tax rate for the nine months ended March 31, 2015 was 52.6% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes, the impact of certain permanent differences in relation to low pre-tax income and the impact of certain discrete items recorded in the nine months ended March 31, 2015. It is anticipated that the effective income tax rate will be approximately 50% in the year ended June 30, 2015.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Net income (loss)	$57,218	$(25,121)	$127,806	$(3,398,560)
Interest expense (income)	—	(65,536)	12,813	(49,737)
Income tax provision (benefit)	58,586	(938,883)	141,978	(2,857,113)
Unauthorized transaction related costs and (recoveries), net	1,078	(231,162)	78,570	(827,707)
Depreciation of equipment and leasehold improvements	108,544	146,849	437,344	569,027
Amortization of product software development expenditures	—	—	—	364,539
Impairment of capitalized software, inventory and related items	—	—	—	4,535,747
Stock-based compensation expense	156,010	172,477	474,501	516,829
EBITDA from operations	$381,436	$(941,376)	$1,273,012	$(1,146,975)

Non-GAAP EBITDA from operations increased to 6.4% of net sales for the three months ended March 31, 2015 compared to (21.9)% of net sales in the three months ended March 31, 2014. For the nine months ended March 31, 2015 and 2014, non-GAAP EBITDA from operations was 6.9% and (6.5)% of net sales, respectively. This increase reflects the cost reductions achieved through suspending operations in Mexico, suspending development of the STRIVA product line and the other reductions in selling, general and administrative spending described above.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended
	March 31
Total cash provided by (used in):	2015	2014
Operating activities	$(359,478)	$3,942,251
Investing activities	(495,355)	(723,796)
Financing activities	—	(1,328,887)
Net increase (decrease) in cash and cash equivalents	$(854,833)	$1,889,568

Index

Operating Activities

In the nine months ended March 31, 2015, the Company paid approximately $1.5 million for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. In addition, there were payments to vendors for inventory related to new products and fall customer promotions, issuance of volume rebates for export customers and payments related to the suspension of operations in Mexico. These items were partially offset by receiving approximately $1.0 million of federal tax refunds. During the nine months ended March 31, 2014, cash provided by operations was primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees. During the quarter ended September 30, 2013, the Company paid approximately $2,000,000 for federal taxes.

Inventories decreased by approximately $984,000 in the nine months ended March 31, 2015. This decrease was caused by the improvement in sales, balancing key stock levels to activity and closeout sales of slow moving items.

Investing Activities

Cash used in investing activities was lower for the nine months ended March 31, 2015 as the Company had lower capital expenditures for tooling related to new products. The Company anticipates it will incur total expenditures of approximately $350,000 to $400,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2015.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

The payment of quarterly dividends resulted in a net use of cash in financing activities for the nine months ended March 31, 2014. The Company has suspended payments of quarterly dividends until operations and earnings improve. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations and the Company’s earnings. As of March 31, 2015, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2015 or 2014 under the stock repurchase program.  No stock options were exercised in 2015 or 2014.

Liquidity

In addition to capital expenditures for tooling, the Company has interest payments on its borrowings when it uses its line of credit facility, and has paid regular quarterly dividends until no dividend was declared for the quarter ended June 30, 2014. The Company will not declare a dividend for the quarter ended March 31, 2015. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company’s financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations and the Company’s overall earnings. Management believes additional improvements in sales, and controlling the amount of both capital expenditures and operating expenses, are important factors for improving the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Facility. As of March 31, 2015 and June 30, 2014, there were no outstanding borrowings on the facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin. The Company leases the facility from Koss Holdings, LLC, which is wholly-owned by John C. Koss.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2)  such information is accumulated and communicated to management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were effective.

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

As of March 31, 2015, the Company is currently involved in legal matters that are described in Note 12 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2015, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2015)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 8, 2015
Michael J. Koss
Chairman
President
Chief Executive Officer
Chief Operating Officer

/s/ David D. Smith	May 8, 2015
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and nine months ended March 31, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith