Form 10-K
period 2015-06-30
KOSS CORP
filed 2015-08-28
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2014, was approximately $4,566,606 (based on the $1.75 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2014).

On August 17, 2015, there were 7,382,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-K, the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "may," "will," "should," "forecasts," "predicts," "potential," "continue," and variations thereof and similar expressions are intended to identify forward-looking statements.

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

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 200 domestic dealers and its products are carried in approximately 12,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and a sales office in Ireland. The Company utilizes independent distributors in several foreign countries.

Approximately 85% of the Company’s fiscal year 2015 sales were from stereo headphones used for listening to music.  The remaining 15% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors. The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems and prisons.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

In fiscal year 2012, the Company launched the Striva products which would allow the consumer to listen to the stereo headphones directly from the World Wide Web using Wi-Fi and began amortization of the related capitalized software. The Company subsequently determined that the capitalized software needed to be replaced by a new architecture being developed. As a result, an impairment charge was recorded to expense in the year ended June 30, 2014, to write off the remaining capitalized software and the related inventory and tooling.

The Company sources complete stereo headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce stereo headphones at its plant in Milwaukee, Wisconsin. During the second half of the year ended June 30, 2014, and early in the year ended June 30, 2015, headphones were also produced at a manufacturing facility in Juarez, Mexico.  Management believes that it has sources of complete stereo headphones and raw materials that are adequate for its needs.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 506 trademarks registered in 99 countries around the world and 138 patents in 25 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2015, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2015, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that stereo headphones have become replacement items for portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2015, is not significant in relation to net sales during fiscal year 2015 or projected fiscal year 2016 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVDs in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products to approximately 12,000 domestic retailers and numerous retailers worldwide.  During fiscal year 2015, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 15% of net sales.  In fiscal year 2014, net sales to Tura Scandinavia AB accounted for 10% of the Company's net sales.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses; thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB) accounted for approximately 45% and 37% of net sales in fiscal years 2015 and 2014, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $1,024,885 during fiscal year 2014. These activities were conducted by both Company personnel and outside consultants.  There were no expenses for research and development activities during fiscal year 2015. The Company expects to incur research and development costs related to its traditional wired headphones during fiscal year 2016 as it is planning to introduce several new product offerings. Spending on the wireless Wi-Fi products has been suspended and is not expected to resume in fiscal year 2016.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2015 and 2014, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2015, the Company employed 54 non-union employees, 6 of which were part-time employees.  The Company also engages temporary personnel.

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

	2015	2014
United States	$16,779,312	$15,514,051
Sweden	3,677,225	2,310,064
Canada	498,026	604,971
Russia	478,012	377,135
United Kingdom	465,647	707,724
Czech Republic	441,754	1,309,697
Cyprus	414,787	1,975,736
All other countries	1,475,293	1,041,504
Net sales	$24,230,056	$23,840,882

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea.  Since these independent suppliers are not located in the United States, we are at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 58% of the Company’s 2015 net sales) within one year.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

ITEM 2.                                                     PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On May 15, 2012, the lease was renewed extending the expiration to June 30, 2018.  The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2015, the Company is involved in certain legal matters against third parties related to the unauthorized transactions as previously reported. A description of these legal matters is included at Note 20 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 440 record holders of the Company’s common stock as of August 17, 2015.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years as well as dividends declared are shown below.

			Per Share
Quarter Ended	High	Low	Dividend
September 30, 2013	$5.35	$4.88	$0.06
December 31, 2013	$5.26	$4.75	$0.06
March 31, 2014	$6.59	$4.38	$0.06
June 30, 2014	$5.15	$2.86	$—
September 30, 2014	$3.45	$1.85	$—
December 31, 2014	$2.15	$1.26	$—
March 31, 2015	$2.90	$1.80	$—
June 30, 2015	$3.50	$2.21	$—

The Company began paying dividends for the quarter ended September 30, 2002, and paid a dividend for each quarter since, until the fiscal quarter ended June 30, 2014. The decision to pay dividends and the amount of such dividends are within the sole discretion of the Board of Directors, who meet at least quarterly.  The decision to pay dividends will depend on the Company’s operating results, financial condition, tax considerations, alternative uses for such funds, and other factors the Board of Directors deem relevant, and there can be no assurance that dividends will be paid in the future.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2015)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2015, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2015 and 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2015 and 2014.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, active noise canceling headphones, wireless headphones and compact disc recordings of American Symphony Orchestras on the Koss Classics label. Koss operates as one business segment.

As headphones become more integral to use of music listening devices in the portable electronics market, the business volume becomes variable throughout the year. Changes in volume are more dependent on adding new customers or changes in economic conditions than they are on seasonality or the traditional holiday shopping season.

Many of the Company's products could be viewed as essential by the consumer and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2015.

As a result of the unauthorized transactions that the Company previously reported, the Company has on-going activity to recover the amounts lost in the unauthorized transactions. These activities are explained in Note 2 to the Consolidated Financial Statements.

Fiscal Year 2015 Summary

•	Net sales increased 1.6% to $24,230,056 on volume gains at a Scandinavian distributor as well as at US distributors offsetting declines in certain export markets.

•
Gross profit as a percent of sales increased 36.1% to 34.9% due to the impairment charge, relating to capitalized software, tooling and inventory, incurred during fiscal year 2014, and reduction in operating costs in fiscal year 2015.

•
Selling, general and administrative spending was lower due to a reduction in spending on Wifi product development, reduction of the 401k match, closure of the sales office in Switzerland, lower outside service fees and the favorable impact of various cost reduction efforts.

•	Unauthorized transaction related recoveries decreased as sale of seized property winds down.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2015	2014
Net sales	$24,230,056	$23,840,882
Net increase (decrease) %	1.6%	(33.3)%
Gross profit (loss)	$8,448,567	$(281,819)
Gross profit (loss) as % of net sales	34.9%	(1.2)%
Selling, general and administrative expenses	$7,904,739	$10,468,708
Selling, general and administrative expenses as % of net sales	32.6%	43.9%
Unauthorized transaction related costs	$152,492	$388,287
Unauthorized transaction related recoveries	$(121,465)	$(1,134,082)
Unauthorized transaction related costs (recoveries), net	$31,027	$(745,795)
Income (loss) from operations	$512,801	$(10,004,732)
Income (loss) from operations as % of net sales	2.1%	(42.0)%
Other expense (income)	$12,813	$(49,589)
Income tax provision (benefit)	$17,375	$(4,401,589)
Income tax provision (benefit) as % of income before taxes	3.5%	44.2%

2015 Results of Operations Compared with 2014

Net sales for 2015 increased primarily due to increases in sales volume to distributors in the U.S. offsetting declines in several export markets. In the domestic market, net sales were up approximately $1,265,000 over last year with U.S. distributors showing strong increases. The strong sales through distributors, e-commerce, original equipment manufacturers (OEM), certain mass retailers and grocery chains helped to offset the decreased sales in one mass retailer and the loss of sales through electronics and drug store chains. Last year's promotional load-in of products net of returns to a domestic drug store customer resulted in net sales for the fiscal year ended June 30, 2014 of approximately $426,000 compared to net sales of $68,000 in the fiscal year ended June 30, 2015.

The distributor in Scandinavia appears to have worked through their excess inventory and had stronger sales in the current year. Management believes many other customers in Europe are dealing with the impact of weak economies, which affect sell-through and their ability to properly balance inventories. The distributor in Ukraine continues to be affected by political unrest in that region. In addition, sales to our distributor in the Czech Republic were down considerably as they adjust inventory levels following two very strong years ended June 30, 2014.

Gross profit as a percent of sales in 2015 was 34.9%, which was 36.1% higher than 2014. The increase in gross profit percentage was primarily due to the impairment charge related to the WiFi development and inventory which was charged to cost of goods sold in 2014. In 2014, the Company also incurred costs for the operations in Mexico that were operating at less than optimal levels due to the lower sales levels, especially for products in export markets.

The Company took impairment charges for capitalized software, inventory and related items during the fiscal year ended 2014. It was determined that the capitalized software needed to be replaced by a new architecture as it was unlikely that products would be marketed and sold using the architecture as currently configured. As a result, the capitalized software, inventory and tooling were charged to expense. The Company may still develop the revised software platform, but has temporarily suspended this research and development effort until the base business is restored to more profitable levels. Software development expenditures incurred since December 31, 2013 were expensed as incurred and future software development expenditures will be expensed as incurred as well.

Gross profit as a percent of sales was higher than last year adjusted for the impairment charge. The higher gross profit margin was primarily the result of costs for manufacturing operations in Mexico in fiscal 2014. During fiscal year 2014, the Company commenced manufacturing operations in Juarez, Mexico that focused on certain products aimed at our export markets. The large reduction in export sales did not allow the Company to experience an adequate return on its investment in the Mexican production facility. As a result, we have temporarily suspended production at the facility. The Company incurred approximately $1,523,000 of expense in fiscal year 2014 for the Mexican operations. In fiscal 2015, the Mexican operations expenses were approximately $150,000.

Selling, general and administrative expenses were lower than the prior fiscal year. The Company reduced spending on the development of the STRIVA product line resulting in a decrease of approximately $941,000 for the fiscal year ended June 30, 2015. Legal fees and outside service fees declined by approximately $425,000 due to changes in the scope of work as well as price discounts. The 401(k) match was lower by approximately $340,000 resulting from a reduced match percentage during the fiscal year ended June 30, 2015. Endorsement fees decreased by approximately $180,000. The Company did not participate in the Consumer Electronics Show (CES) in fiscal 2015 which reduced expenses by approximately $167,000. The sales office in Switzerland was closed in fiscal year 2014, and fiscal year 2015 expenses were lower by approximately $131,000. Sales for Europe are now supported from an office in Ireland. Sales for Asia and Latin America are supported by U.S.-based personnel.

The Company believes that most of the proceeds from asset forfeitures have been received as of June 30, 2015. Proceeds from asset forfeitures are expected to be minimal in the fiscal year ending June 30, 2016.

The income from operations increased in 2015 from 2014 primarily due to the impairment charge recorded in 2014, suspending operations in Mexico and cost reductions described above.

In 2014, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions by $73,725. The Company reversed accrued interest related to the tax returns as they were filed and based upon the expiration of the statute of limitations for certain returns. These impacts are described further in Note 12 of the Notes to the Consolidated Financial Statements.

The effective income tax rate in 2015 was 3.5% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes, and the $175,000 decrease in unrecognized tax benefits. It is anticipated that the effective income tax rate will be approximately 37% in 2016, which reflects the 35% federal rate and a more typical state tax rate.

Non-GAAP Financial Measures

The Company's management uses the non-GAAP measurement of modified earnings before interest, taxes, depreciation and amortization ("EBITDA") to track performance from operations. EBITDA from operations, as calculated below, is one of the amended covenants in the Company's credit agreement with JPMorgan Chase Bank, N.A. This measurement excludes unusual and non-recurring expenses and recoveries related to the unauthorized transactions and the charge to expense for the impairment of capitalized software, inventory and related items. The following table reconciles net income (loss) for the periods presented (GAAP financial measure) to non-GAAP EBITDA from operations.

	2015	2014
Net income (loss)	$482,613	$(5,553,554)
Interest expense (income)	12,813	(49,589)
Income tax provision (benefit)	17,375	(4,401,589)
Unauthorized transaction related costs (recoveries), net	31,027	(745,795)
Depreciation of equipment and leasehold improvements	559,631	734,664
Amortization of product software development expenditures	—	364,539
Impairment of capitalized software, inventory and related items	—	6,305,947
Stock-based compensation expense	630,539	684,554
EBITDA from operations	$1,733,998	$(2,660,823)

Non-GAAP EBITDA from operations for the fiscal years ended June 30, 2015 and 2014, was 7.2% and (11.2)% of net sales, respectively. This increase reflects the cost reductions achieved through suspending operations in Mexico, suspending development of the STRIVA product line and the other reductions in selling, general and administrative spending described above.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2015	2014
Total cash provided by (used in):
Operating activities	$(340,590)	$3,591,432
Investing activities	(558,555)	(779,808)
Financing activities	—	(1,771,849)
Net (decrease) increase in cash and cash equivalents	$(899,145)	$1,039,775

Operating Activities

During the fiscal year ended June 30, 2015, the Company paid approximately $1.5 million for returned product received in the fiscal year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. In addition, the Company issued volume rebates for export customers and payments related to the suspension of operations in Mexico. These items were partially offset by receiving approximately $1.0 million of federal tax refunds. During the fiscal year ended June 30, 2014, cash provided by operations was primarily due to receiving the proceeds of the settlement of the lawsuit against the Company's former auditors. Pursuant to the settlement, in July 2013, the Company received gross proceeds of $8,500,000, or $6,380,000 net of associated legal fees.

Investing Activities

Cash used in investing activities was lower for 2015 as the Company decreased spending on tooling and equipment compared to 2014. In 2016, the Company has budgeted $600,000 for tooling and leasehold improvements.  The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

The payment of quarterly dividends resulted in a net use of cash in financing activities for the fiscal year ended June 30, 2014. The Company has suspended payments of quarterly dividends until operations and earnings improve. The Company will determine whether to declare and the amount of any future dividends based upon its assessment of the Company’s financial condition and liquidity, improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations and the Company’s earnings. As of June 30, 2015, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2015 or 2014 under the stock repurchase program.  No stock options were exercised in 2015 or 2014.

Liquidity

In addition to capital expenditures for tooling and investment in software development, the Company has interest payments when it uses its line of credit facility. The Company believes that cash generated from operations, together with borrowings available under its credit facility, should provide it with adequate liquidity to meet operating requirements, debt service requirements, and capital expenditures.  Management is focusing on increasing sales especially in the export markets, reducing the amount of capital expenditures, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions. Whether there is adequate liquidity to resume paying quarterly dividends, and if so, the amount per share of such dividends, will be dependent on certain factors, including the Company's financial condition and liquidity, an improvement in sales as a whole and in particular in the export markets, an increased generation of cash from operations and the Company's overall earnings.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000 and to amend certain financial covenants. On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2015 and 2014, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2015, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2015.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2015 and 2014.  As of June 30, 2015, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin. The Company leases the facility from Koss Holdings, LLC, which is wholly-owned by former chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2015 and 2014, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected future costs, costs to complete and projected long-term growth rates.  In the year ended June 30, 2014, the Company determined that the capitalized software needed to be replaced by a new architecture under development. As a result, the remaining value of the capitalized software was expensed during the year ended June 30, 2014.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2015 was effective.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Executive Officers," "Section 16(a) Beneficial Reporting Compliance," "Code of Ethics" and "Board Committees - Audit Committee" from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at www.koss.com/en/about/history. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," "Director Compensation," and "Board Committees - Compensation Committee" from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Equity Compensation Plan Information" from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Independence of the Board," "Board Committees" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation and Subsidiary
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 27, 2015

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2015	2014
Net sales	$24,230,056	$23,840,882
Cost of goods sold	15,781,489	17,816,754
Impairment of capitalized software, inventory and related items	—	6,305,947
Gross profit (loss)	8,448,567	(281,819)

Operating expenses:
Selling, general and administrative expenses	7,904,739	10,468,708
Unauthorized transaction related costs (recoveries), net	31,027	(745,795)
Total operating expenses	7,935,766	9,722,913

Income (loss) from operations	512,801	(10,004,732)

Other expense (income):
Interest expense (income)	12,813	(49,589)

Income (loss) before income tax provision (benefit)	499,988	(9,955,143)

Income tax provision (benefit)	17,375	(4,401,589)

Net income (loss)	$482,613	$(5,553,554)

Income (loss) per common share:
Basic	$0.07	$(0.75)
Diluted	$0.07	$(0.75)

Dividends declared per common share	$—	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,000,266	$1,899,411
Accounts receivable, less allowance for doubtful accounts of $26,052 and $20,501, respectively	2,823,980	3,160,887
Inventories	7,182,440	7,054,932
Prepaid expenses and other current assets	348,044	148,200
Income taxes receivable	205,531	1,109,276
Deferred income taxes	2,045,316	2,576,023
Total current assets	13,605,577	15,948,729

Equipment and leasehold improvements, net	1,592,520	1,840,491

Other assets:
Deferred income taxes	1,869,253	1,623,329
Cash surrender value of life insurance	5,359,663	4,977,409
Total other assets	7,228,916	6,600,738

Total assets	$22,427,013	$24,389,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,172,254	$2,464,755
Accrued liabilities	1,575,027	3,853,473
Income taxes payable	—	175,000
Total current liabilities	3,747,281	6,493,228

Long-term liabilities:
Deferred compensation	2,107,486	2,320,091
Other liabilities	219,227	336,772
Total long-term liabilities	2,326,713	2,656,863

Total liabilities	6,073,994	9,150,091

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,626,781	3,996,242
Retained earnings	11,689,324	11,206,711
Total stockholders' equity	16,353,019	15,239,867

Total liabilities and stockholders' equity	$22,427,013	$24,389,958

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2015	2014
Operating activities:
Net income (loss)	$482,613	$(5,553,554)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recoveries of previously written off) doubtful accounts	25,725	(182,020)
Loss on disposals of fixed assets	14,953	—
Impairment of capitalized software, inventory and related items	—	6,305,947
Depreciation of equipment and leasehold improvements	559,631	734,664
Amortization of product software development expenditures	—	364,539
Stock-based compensation expense	630,539	684,554
Deferred income taxes	284,783	(2,608,369)
Change in cash surrender value of life insurance	(150,312)	(120,627)
Deferred compensation	(62,605)	(210,204)
Net changes in operating assets and liabilities (see note 16)	(2,125,917)	4,176,502
Cash (used in) provided by operating activities	(340,590)	3,591,432

Investing activities:
Life insurance premiums paid	(231,942)	(243,940)
Purchase of equipment and leasehold improvements	(326,613)	(535,868)
Cash (used in) investing activities	(558,555)	(779,808)

Financing activities:
Dividends paid to stockholders	—	(1,771,849)
Cash (used in) financing activities	—	(1,771,849)

Net (decrease) increase in cash and cash equivalents	(899,145)	1,039,775
Cash and cash equivalents at beginning of year	1,899,411	859,636
Cash and cash equivalents at end of year	$1,000,266	$1,899,411

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, July 1, 2013	7,382,706	$36,914	$3,263,608	$18,089,152	$21,389,674
Net loss	—	—	—	(5,553,554)	(5,553,554)
Dividends declared	—	—	—	(1,328,887)	(1,328,887)
Stock-based compensation expense	—	—	684,554	—	684,554
Income tax benefit from dividends paid to employee stock ownership plan	—	—	48,080	—	48,080
Balance, June 30, 2014	7,382,706	$36,914	$3,996,242	$11,206,711	$15,239,867
Net income	—	—	—	482,613	482,613
Stock-based compensation expense	—	—	630,539	—	630,539
Balance, June 30, 2015	7,382,706	$36,914	$4,626,781	$11,689,324	$16,353,019

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation (“Koss”), a Delaware corporation, and its 100%-owned subsidiary (collectively the “Company”), reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and a sales office in Ireland which utilizes independent distributors in several foreign countries.  The Company has one subsidiary, Koss U.K. Limited ("Koss UK"), which was formed to comply with certain European Union (EU) requirements. Koss U.K. is non-operating and holds no assets.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss UK, which is a 100%-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION — The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $1,024,885 in fiscal year 2014. There were no research and development activities charged to operations in fiscal year 2015.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $154,505 in 2015 and $211,196 in 2014.  Such costs are expensed as incurred.

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

INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income (loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification

("ASC") which provides for calculation of “basic” and “diluted” income (loss) per share.  Basic income (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted income (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 13 for additional information on income (loss) per common and common stock equivalent share.

CASH AND CASH EQUIVALENTS — The Company considers depository accounts and investments with a maturity at the date of acquisition and expected usage of three months or less to be cash and cash equivalents.  The Company maintains its cash on deposit at a commercial bank located in the United States of America.  The Company periodically has cash balances in excess of insured amounts.  The Company has not experienced and does not expect to incur any losses on these deposits.

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item and general economic conditions.  See Note 3 for additional information on accounts receivable.

INVENTORIES — The Company’s inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a undiscounted future cash flow analysis or other accepted valuation techniques.  The Company recorded an impairment of capitalized software in the year ended June 30, 2014, detailed in Note 4. No impairments of the Company's long-lived assets were recorded in the year ended June 30, 2015.

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

2.             UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported.  The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the years ended June 30, 2015 and 2014, the costs incurred were for legal fees related to claims initiated against third parties (see Note 20). The Company has received various recoveries related to the unauthorized transactions which are summarized below. The Company will continue to incur legal fees for the claims initiated against third parties. There have been other recoveries of the assets previously owned and forfeited by the former Vice President of Finance. The remaining amounts to be received from the assets forfeited are not expected to be significant. For the years ended June 30, 2015 and 2014, the costs and recoveries were as follows:

	2015	2014
Legal fees incurred	$152,492	$388,287
Proceeds from asset forfeitures	(121,465)	(1,134,082)
Unauthorized transaction related costs (recoveries), net	$31,027	$(745,795)

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  The Company's largest customer was on cash in advance terms as of June 30, 2015 and 2014, respectively.

The Company evaluates collectibility of accounts receivable based on a number of factors.  Accounts receivable are considered to be past due if unpaid one day after their due date.  An allowance for doubtful accounts is recorded for past due receivable balances based on a review of the past due item and general economic conditions.  The Company writes off accounts receivable when they become uncollectible.  The Company recovered $112,417 of previously written-off accounts receivable during fiscal 2014.  There were no recoveries during fiscal 2015. Changes in the allowance for doubtful accounts were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Amounts written-off	Balance, end of year
2015	$20,501	25,725	(20,174)	$26,052
2014	$43,405	(182,020)	159,116	$20,501

The vast majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 5% and 14% of the Company's trade accounts receivable at June 30, 2015 and 2014, were foreign receivables denominated in U.S. dollars.

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

The Company determined that the capitalized software needed to be replaced by a new architecture under development. As a result, the remaining value of the capitalized software was expensed in the year ended ended June 30, 2014. The Company may still develop this technology but has temporarily suspended its research and development effort until the base business is restored to more profitable levels.

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

5.                                       INVENTORIES

As of June 30, 2015 and 2014, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $753,439 and $1,172,262 higher than reported at June 30, 2015 and 2014, respectively.

The components of inventories at June 30, 2015 and 2014 were as follows:

	2015	2014
Raw materials	$5,374,333	$5,593,159
Finished goods	6,246,072	6,327,221
	11,620,405	11,920,380
Reserve for obsolete inventory	(4,437,965)	(4,865,448)
Total inventories	$7,182,440	$7,054,932

6.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2015 and 2014 are summarized as follows:

	Estimated useful lives	2015	2014
Machinery and equipment	5-10 years	$642,200	$675,670
Furniture and office equipment	5-10 years	374,616	374,616
Tooling	5 years	4,126,850	3,607,314
Display booths	5-7 years	287,180	287,180
Computer equipment	3-5 years	1,414,517	1,414,517
Leasehold improvements	7-10 years	2,308,246	2,288,706
Assets in progress	N/A	60,600	259,328
		9,214,209	8,907,331
Less: accumulated depreciation and amortization		7,621,689	7,066,840
Equipment and leasehold improvements, net		$1,592,520	$1,840,491

7.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the consolidated balance sheets.  The income tax provision in 2015 and 2014 consisted of the following:

Year Ended June 30,	2015	2014
Current:
Federal	$(100,126)	$(1,863,204)
State	(167,282)	69,984
Deferred	284,783	(2,608,369)
Total income tax provision (benefit)	$17,375	$(4,401,589)

The 2015 and 2014 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2015	2014
Federal income tax expense (benefit) at statutory rate	$169,996	$(3,382,307)
State income tax expense (benefit), net of federal income tax benefit	(21,442)	(285,802)
Increase in valuation allowance	—	148,000
Stock-based compensation	53,596	58,187
Adjustments for unrecognized tax benefits	(175,000)	(546,113)
Federal income tax credits	—	(187,349)
Other	(9,775)	(206,205)
Total income tax provision (benefit)	$17,375	$(4,401,589)

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2015 and June 30, 2014 include:

	2015	2014
Deferred income tax assets:
Deferred compensation	$835,270	$858,434
Stock-based compensation	889,325	714,350
Accrued expenses and reserves	2,075,601	2,701,144
Federal and state net operating loss carryforwards	463,237	371,744
Valuation allowance	(370,409)	(370,409)
Equipment and leasehold improvements	11,566	—
Other	14,650	22,806
Total deferred income tax assets	3,919,240	4,298,069

Deferred income tax liabilities:
Equipment and leasehold improvements	—	(98,717)
Other	(4,671)	—
Net deferred income tax assets	$3,914,569	$4,199,352

Deferred income tax assets as presented on the consolidated balance sheets:

	2015	2014
Current deferred income tax assets	$2,045,316	$2,576,023
Noncurrent deferred income tax assets	1,869,253	1,623,329
Net deferred income tax assets	$3,914,569	$4,199,352

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits. The Company has no federal net operating loss carryforwards as of June 30, 2015. The Company has net operating loss carryforwards in the state of Wisconsin totaling $6,095,423 which expire in fiscal years 2026 through 2036.

ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2015.  As part of the unauthorized transactions, there was no interest accrued by the Company as of June 30, 2015 and 2014, respectively.

	2015	2014
Accrued interest at beginning of year	$—	$49,150
Interest charges to expense	—	24,575
Interest charges reversed	—	(73,725)
Accrued interest at end of year	$—	$—

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2015 and 2014.  The Company records interest related to unrecognized tax benefits in interest expense.  For the year ended 2014, the Company decreased the interest it had accrued related to its tax reporting of the unauthorized transactions. The Company reversed the accrued interest related to the tax return that was filed for the year ended June 30, 2008, because the statute of limitations expired for this return.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Unrecognized tax benefits at beginning of year	$175,000	$696,113
Gross increases - tax positions in prior years	—	25,000
Reductions due to lapse in statute	—	(546,113)
Reductions based on settlements with taxing authorities	(175,000)	—
Unrecognized tax benefits at end of year	$—	$175,000

In the fiscal year ended June 30, 2015, the Company settled its position with a state tax authority and reduced the unrecognized tax benefits to zero. The Company does not believe it has any unrecognized tax benefits as of June 30, 2015. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2015 and 2014 would impact the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns through tax year June 30, 2011 are settled and the income tax returns for tax years beginning July 1, 2011 are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2011 and forward.  During the quarter ended December 31, 2014, the Company's federal return for the fiscal year ended June 30, 2013, was under examination. That examination closed during the same quarter with no adjustments to the return.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, beginning of year	Increase in valuation allowance	Release of valuation allowance	Balance, end of year
2015	$(370,409)	—	—	$(370,409)
2014	$(222,409)	(148,000)	—	$(370,409)

8.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 24, 2013, the Credit Agreement was amended to extend the expiration to July 31, 2015. On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000, subject to a borrowing base calculation as defined in the Credit Agreement, and to amend certain financial covenants. On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. As of June 30, 2015 and 2014, there were no outstanding borrowings on the facility.

9.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2015 and 2014 are as follows:

	2015	2014
Cooperative advertising and promotion allowances	$400,114	$750,433
Product warranty obligations	312,664	385,852
Customer credit balances	261,977	1,988,052
Current deferred compensation	150,000	—
Accrued returns	97,026	89,663
Employee benefits	93,568	129,518
Legal and professional fees	70,000	79,900
Management bonuses and profit-sharing	71,381	37,500
Sales commissions and bonuses	68,890	148,278
Accrued severance	—	123,720
Other	49,407	120,557
	$1,575,027	$3,853,473

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

Changes to the product warranty obligations for the years ended June 30, 2015 and 2014 are as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2015	$722,624	103,925	(294,658)	$531,891
2014	$1,111,500	97,300	(486,176)	$722,624

11.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the consolidated balance sheets. The net present value was calculated for the former officer using a discount factor of 2.70% and 2.60% as of June 30, 2015 and 2014, respectively. The net present value was calculated for the current officer using a discount factor of 4.80% and 4.62% at June 30, 2015 and 2014, respectively.

The Board of Directors entered into an agreement to continue the 1991 base salary of former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $50,000 were made under this arrangement.  The Company has a deferred compensation liability of $820,720 and $704,306 recorded as of June 30, 2015 and 2014, respectively.  Deferred compensation expense of $166,414 and $202,383 was recognized under this arrangement in 2015 and 2014, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,436,766 and $1,615,785 recorded as of June 30, 2015 and 2014, respectively.  A reversal of deferred compensation expense of $179,019 and $257,842 was recognized under this arrangement in 2015 and 2014, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

12.    INTEREST EXPENSE

The Company incurs interest expense primarily related to its secured credit facility (see Note 8) and to its liabilities for its tax positions related to the unauthorized transactions. As the tax returns have been settled and statute of limitations have expired, the accrued interest expense on certain items has been reversed. Interest expense detail was as follows for the fiscal years ended June 30, 2015 and 2014, respectively:

	2015	2014
Interest expense (benefit) on secured credit facility	$12,813	$(587)
Interest expense for tax positions related to unauthorized transactions	—	24,575
Interest reversals for tax positions related to unauthorized transactions	—	(73,725)
Other interest expense		148
Interest expense (income)	$12,813	$(49,589)

13.            INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2015 and 2014.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the years ended June 30, 2015 and 2014 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,245,000 and 2,066,000 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2015 and 2014, respectively, as they would be anti-dilutive.

14.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2015, there were 1,269,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2015, there was approximately $881,594 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.39 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $630,539 and $684,554 in 2015 and 2014, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2015 or 2014.

The per share weighted average fair value of the stock options granted during the years ended June 30, 2015 and 2014 were $0.73 and $1.47, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2015 and 2014, the Company used the following weighted-average assumptions:

	2015	2014
Expected stock price volatility	43%	47%
Risk free interest rate	1.52%	1.27%
Expected dividend yield	4.00%	4.00%
Expected forfeitures	1.50%	1.50%
Expected life of options	4.6 years	4.6 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at July 1, 2013	1,741,000	$3.90 - $13.09	$6.40	4.39	$55,160
Granted	445,000	$5.30 - $5.83	$5.64
Exercised	—	—	—
Expired	(120,000)	$11.01	$11.01
Forfeited	—	—	—
Shares under option at June 30, 2014	2,066,000	$3.90 - $13.09	$5.97	4.13	$—
Granted	470,000	$2.24 - $3.30	$3.14
Exercised	—	—	—
Expired	(201,000)	$4.97 - $13.09	$7.06
Forfeited	(90,000)	$3.00 - $6.00	$4.69
Shares under option at June 30, 2015	2,245,000	$2.24 - $13.09	$5.33	3.69	$1,676
Exercisable as of June 30, 2014	904,918	$3.90 - $13.09	$6.39
Exercisable as of June 30, 2015	1,134,500	$3.90 - $13.09	$6.01

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2015 and 2014 is as follows:

	2015	2014
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$696,958	$586,342

During the years ended June 30, 2015 and 2014 total options of 470,000 and 445,000, respectively, were granted during the year at a price equal to or greater than the market value of the common stock on the date of grant. These options had a weighted-average exercise price of $3.14 and $5.64 for the years ended June 30, 2015 and 2014, respectively.

15.             STOCK REPURCHASE PROGRAM

The Company has an agreement with the former chairman, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company. As such, this arrangement is accounted for as a written put option with the fair value of the put option recorded as a derivative liability.

As of June 30, 2015, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2015, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2015 or 2014.

16.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2015	2014
Accounts receivable	$311,182	$9,206,295
Inventories	(127,508)	(5,672)
Income taxes receivable	903,745	(1,109,276)
Prepaid expenses and other current assets	(199,844)	317,389
Income taxes payable	(175,000)	(2,509,444)
Accounts payable	(292,501)	(467,581)
Accrued liabilities	(2,428,446)	(851,981)
Other liabilities	(117,545)	(403,228)
Net change	$(2,125,917)	$4,176,502

Net cash (refunded) paid during the year for:
Income taxes	$(985,585)	$1,867,181
Interest	$12,813	$2,185

17.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2015 or 2014.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2015 and 2014, the matching contribution was 25% and 100% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $91,354 and $431,190 during 2015 and 2014, respectively.

18.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $7,450,744 during 2015 and $8,326,831 during 2014.

The Company’s sales by country were as follows:

	2015	2014
United States	$16,779,312	$15,514,051
Sweden	3,677,225	2,310,064
Canada	498,026	604,971
Russia	478,012	377,135
United Kingdom	465,647	707,724
Czech Republic	441,754	1,309,697
Cyprus	414,787	1,975,736
All other countries	1,475,293	1,041,504
Net sales	$24,230,056	$23,840,882

Sales during 2015 and 2014 to the Company's five largest customers, which are generally large national retailers or foreign distributors, represented approximately 45% and 37% of the Company's net sales, respectively. Included in these percentages were sales to a single Scandinavian distributor which represented approximately 15% and 10% of the Company's net sales during 2015 and 2014, respectively.

19.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2015 and 2014.

20.           LEGAL MATTERS

As of June 30, 2015, the Company is party to the matters related to the unauthorized transactions described below:

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

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging claims of negligence and breach of the Uniform Fiduciaries Act relating to the unauthorized transactions. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. The case is proceeding in the Circuit Court.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 27, 2015
Michael J. Koss
Chairman
President
Chief Executive Officer

By:	/s/ David D. Smith	August 27, 2015
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2015.

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

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.5	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference. *

10.6
Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. *

10.7
Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.8
Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

10.9	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *

10.10
Amendment No. 2 dated July 24, 2013 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 2014, and incorporated by reference herein.

10.11
Amendment No. 3 dated July 23, 2014 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 2014, and incorporated by reference herein.

10.12	Amendment No. 4 dated July 29, 2015 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101
The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith