Form 10-Q
period 2015-09-30
KOSS CORP
filed 2015-10-30
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2015

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

At October 23, 2015, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2015

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2015	2014
Net sales	$5,531,262	$5,469,486
Cost of goods sold	3,884,927	3,626,769
Gross profit	1,646,335	1,842,717

Selling, general and administrative expenses	1,803,221	1,991,485
Interest expense	5,318	4,333
(Loss) before income tax (benefit)	(162,204)	(153,101)

Income tax (benefit)	(61,400)	(58,103)

Net (loss)	$(100,804)	$(94,998)

(Loss) per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$180,790	$1,000,266
Accounts receivable, less allowance for doubtful accounts of $11,370 and $26,052, respectively	2,911,685	2,823,980
Inventories	6,917,796	7,182,440
Prepaid expenses and other current assets	420,598	348,044
Income taxes receivable	327,052	205,531
Deferred income taxes	1,941,486	2,045,316
Total current assets	12,699,407	13,605,577

Equipment and leasehold improvements, net	1,515,800	1,592,520

Other assets:
Deferred income taxes	1,912,961	1,869,253
Cash surrender value of life insurance	5,622,188	5,359,663
Total other assets	7,535,149	7,228,916

Total assets	$21,750,356	$22,427,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,232,731	$2,172,254
Accrued liabilities	1,458,095	1,575,027
Line of credit facility	400,000	—
Total current liabilities	3,090,826	3,747,281

Long-term liabilities:
Deferred compensation	2,079,439	2,107,486
Other liabilities	211,872	219,227
Total long-term liabilities	2,291,311	2,326,713

Total liabilities	5,382,137	6,073,994

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,742,785	4,626,781
Retained earnings	11,588,520	11,689,324
Total stockholders' equity	16,368,219	16,353,019

Total liabilities and stockholders' equity	$21,750,356	$22,427,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2015	2014
Operating activities:
Net (loss)	$(100,804)	$(94,998)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Recoveries of previously written off) provision for doubtful accounts	(14,682)	11,023
(Gain) loss on disposal of fixed assets	(150)	3,359
Depreciation of equipment and leasehold improvements	123,505	161,653
Stock-based compensation expense	116,004	162,587
Deferred income taxes	60,122	96,902
Change in cash surrender value of life insurance	(133,306)	(106,884)
Deferred compensation	(28,047)	735
Net changes in operating assets and liabilities (see note 7)	(1,066,264)	(2,896,388)
Cash (used in) provided by operating activities	(1,043,622)	(2,662,011)

Investing activities:
Life insurance premiums paid	(129,219)	(231,458)
Purchase of equipment and leasehold improvements	(46,635)	(180,538)
Cash (used in) investing activities	(175,854)	(411,996)

Financing activities:
Net proceeds from line of credit facility	400,000	1,300,000
Cash provided by financing activities	400,000	1,300,000

Net (decrease) in cash and cash equivalents	(819,476)	(1,774,007)
Cash and cash equivalents at beginning of period	1,000,266	1,899,411
Cash and cash equivalents at end of period	$180,790	$125,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets of Koss Corporation (the "Company") as of June 30, 2015 have been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2015 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2016.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

2.    INVENTORIES

The components of inventories at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015	June 30, 2015
Raw materials	$5,222,737	$5,374,333
Work-in process	10,684	—
Finished goods	6,055,590	6,246,072
	11,289,011	11,620,405
Allowance for obsolete inventory	(4,371,215)	(4,437,965)
Total inventories	$6,917,796	$7,182,440

3.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2011 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2011 and forward. For the three months ended September 30, 2015, the Company recorded an income tax benefit of $61,400, compared to an income tax benefit of $58,103 for the three months ended September 30, 2014.

The Company does not believe it has any unrecognized tax benefits as of September 30, 2015 and as of June 30, 2015. Any changes to the Company’s unrecognized tax benefits as of September 30, 2015, if recognized, would impact the effective tax rate.

Index

4.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000, subject to a borrowing base calculation as defined in the Credit Agreement, and to amend certain financial covenants. On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2015, there were outstanding borrowings of $400,000 on the facility. There were no outstanding borrowings as of June 30, 2015.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $5,318 and $4,333 for the three months ended September 30, 2015 and 2014, respectively.

5.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the quarters ended September 30, 2015 and 2014.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2015 and 2014, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,335,000 and 2,411,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2015 and 2014, respectively, as they would be anti-dilutive.

6.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2015, options to purchase 390,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.76. In the three months ended September 30, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. Stock-based compensation expense during the three months ended September 30, 2015 and 2014 was $116,004 and $162,587, respectively.

Index

7.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2015	2014
Accounts receivable	$(73,023)	$378,909
Inventories	264,644	(124,063)
Income taxes receivable	(121,521)	(155,005)
Prepaid expenses and other current assets	(72,554)	(119,370)
Accounts payable	(939,523)	(954,281)
Accrued liabilities	(116,932)	(1,878,097)
Other liabilities	(7,355)	(44,481)
Net change	$(1,066,264)	$(2,896,388)

Net cash paid during the period for:
Income taxes	$800	$10,510
Interest	$3,478	$1,011

8.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30
	2015	2014
Net (loss)	$(100,804)	$(94,998)
Stock-based compensation expense	116,004	162,587
Increase in stockholders' equity	$15,200	$67,589

Index

9.    LEGAL MATTERS

As of September 30, 2015, the Company is party to the matters described below:

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631. The claims alleged include aiding and abetting breach of fiduciary duty, aiding and abetting fraud, and conversion relating to the unauthorized transactions, as previously reported.  The case is proceeding in the Superior Court with respect to those claims.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. The case is proceeding in the Circuit Court.

The ultimate resolution of these matters is not determinable unless otherwise noted.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “forecasts,” “predicts,” “potential,” “continue” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Results of Operations Summary

•
Net sales in the quarter ended September 30, 2015 increased 1.1%, to $5,531,262, compared to the same quarter last year. Increased sales in certain export markets and one domestic retailer were the primary causes of this improvement.

•
Gross profit as a percent of sales decreased to 29.8% for the three months ended September 30, 2015, compared to 33.7% for the three months ended September 30, 2014. This decrease was primarily due to the change in the mix of business by customer.

•	Selling, general and administrative spending was lower primarily due to reduced stock-based compensation and reduced headcount.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30
Financial Performance Summary	2015	2014
Net sales	$5,531,262	$5,469,486
Net sales increase (decrease) %	1.1%	(19.9)%
Gross profit	$1,646,335	$1,842,717
Gross profit as % of net sales	29.8%	33.7%
Selling, general and administrative expenses	$1,803,221	$1,991,485
Selling, general and administrative expenses as % of net sales	32.6%	36.4%
Interest expense	$5,318	$4,333
(Loss) before income tax (benefit)	$(162,204)	$(153,101)
(Loss) before income tax (benefit) as % of net sales	(2.9)%	(2.8)%
Income tax (benefit)	$(61,400)	$(58,103)
Income tax (benefit) as % of (loss) before income tax (benefit)	37.9%	38.0%

2015 Results Compared with 2014

Net sales increased in the three months ended September 30, 2015 by $61,776, or 1.1%, as sales in certain export markets and sales to retail outlets improved.

In the domestic market, net sales increased primarily due to a new product and the addition of new customers. Introduction of a new headphone at a mass retailer helped increase sales to that customer by approximately $463,000. New customers added approximately $81,000 of net sales in the quarter ended September 30, 2015. These increases were mostly offset by declines in several distributors and lower sales to several non-retail customers.

The export sales saw an increase of approximately $382,000 at a European distributor and an increase of approximately $149,000 at a new Asian distributor mostly offset by declines in several countries. These declines appear to be due in part to currency exchange rate fluctuations and normal variations in business as some of the affected distributors have significant orders placed or in process for the quarter ending December 31, 2015.

Index

Gross profit was 29.8% for the three months ended September 30, 2015. This is a decline from the 33.7% recorded in the three months ended September 30, 2014. The lower gross profit margins are primarily the result of sales mix with the increased sales for the new product at a domestic mass retailer being at lower margin than the offsetting declines through distribution.

Selling, general and administrative expenses were lower than the same period last year. Stock-based compensation was lower by approximately $47,000 for the three months ended September 30, 2015 as compared to the same period last year. Headcount is lower than last year due to the former chairman retiring and reduction of certain positions. These headcount changes reduced expenses by approximately $98,000 compared to the same quarter last year.

The effective income tax rate for the three months ended September 30, 2015 was 37.9% which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 37-39% for the year ended June 30, 2016.

Non-GAAP Financial Measures

The Company's management uses the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") to track performance from operations. EBITDA as calculated below is one of the amended covenants in the Company's credit agreement with JPMorgan Chase Bank, N.A. This measurement excludes unusual and non-recurring expenses and recoveries related to the unauthorized transactions, as previously reported. The following table reconciles net (loss) for the periods presented (GAAP financial measure) to non-GAAP EBITDA from operations.

	Three Months Ended
	September 30
	2015	2014
Net (loss)	$(100,804)	$(94,998)
Interest expense	5,318	4,333
Income tax (benefit)	(61,400)	(58,103)
Unauthorized transaction related costs, net	37,475	52,492
Depreciation of equipment and leasehold improvements	123,505	161,653
Stock-based compensation expense	116,004	162,587
EBITDA from operations	$120,098	$227,964

Non-GAAP EBITDA from operations decreased to 2.2% of net sales for the three months ended September 30, 2015 compared to 4.2% of net sales in the three months ended September 30, 2014. This decrease reflects the lower gross profit rate partially offset by reductions in selling, general and administrative expense as described above.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2015 and 2014:

Total cash provided by (used in):	2015	2014
Operating activities	$(1,043,622)	$(2,662,011)
Investing activities	(175,854)	(411,996)
Financing activities	400,000	1,300,000
Net (decrease) in cash and cash equivalents	$(819,476)	$(1,774,007)

Index

Operating Activities

In the three months ended September 30, 2015, the Company made payments to vendors for inventory related to new products and fall customer promotions. Inventories decreased by approximately $265,000 in the three months ended September 30, 2015. This decrease was primarily caused by balancing key stock levels to activity.

In the three months ended September 30, 2014, the Company paid approximately $1,300,000 for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns.

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2015 as the Company had lower capital expenditures for tooling related to new products as well as a reduction in life insurance premiums paid. The Company anticipates it will incur total expenditures of approximately $300,000 to $400,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2016.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

The Company had net proceeds of $400,000 from the credit facility in the three months ended September 30, 2015 compared to $1,300,000 proceeds in the same period last year. As of September 30, 2015, the Company had $400,000 of outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2015 or 2014 under the stock repurchase program.  No stock options were exercised in 2015 or 2014.

Liquidity

The Company's capital expenditures are primarily for tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company did not declare a dividend for the quarter ended September 30, 2015. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2015, there were outstanding borrowings of $400,000 on the facility. There were no outstanding borrowings as of June 30, 2015.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin. The Company leases the facility from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective.

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

As of September 30, 2015, the Company is currently involved in legal matters that are described in Note 9 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2015, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2015)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 30, 2015
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	October 30, 2015
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and June 30, 2015 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith