Form 10-Q
period 2015-12-31
KOSS CORP
filed 2016-01-29
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2015

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

At January 25, 2016, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2015

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net sales	$7,229,341	$7,040,150	$12,760,603	$12,509,636
Cost of goods sold	4,566,518	4,629,843	8,451,445	8,256,612
Gross profit	2,662,823	2,410,307	4,309,158	4,253,024

Selling, general and administrative expenses	2,026,589	2,094,746	3,829,810	4,086,231
Interest expense	757	8,480	6,075	12,813
Income before income tax	635,477	307,081	473,273	153,980

Income tax	248,845	141,495	187,445	83,392

Net income	$386,632	$165,586	$285,828	$70,588

Income per common share:
Basic	$0.05	$0.02	$0.04	$0.01
Diluted	$0.05	$0.02	$0.04	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,131,411	$1,000,266
Accounts receivable, less allowance for doubtful accounts of $12,929 and $26,052, respectively	2,514,127	2,823,980
Inventories	7,040,253	7,182,440
Prepaid expenses and other current assets	388,338	348,044
Income taxes receivable	65,055	205,531
Deferred income taxes	1,929,757	2,045,316
Total current assets	14,068,941	13,605,577

Equipment and leasehold improvements, net	1,595,259	1,592,520

Other assets:
Deferred income taxes	1,937,843	1,869,253
Cash surrender value of life insurance	5,621,337	5,359,663
Total other assets	7,559,180	7,228,916

Total assets	$23,223,380	$22,427,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,626,636	$2,172,254
Accrued liabilities	2,440,045	1,575,027
Total current liabilities	4,066,681	3,747,281

Long-term liabilities:
Deferred compensation	2,080,023	2,107,486
Other liabilities	192,421	219,227
Total long-term liabilities	2,272,444	2,326,713

Total liabilities	6,339,125	6,073,994

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,872,189	4,626,781
Retained earnings	11,975,152	11,689,324
Total stockholders' equity	16,884,255	16,353,019

Total liabilities and stockholders' equity	$23,223,380	$22,427,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2015	2014
Operating activities:
Net income	$285,828	$70,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recoveries of previously written off) provision for doubtful accounts	(14,179)	29,304
Loss on disposal of fixed assets	4,987	3,359
Depreciation of equipment and leasehold improvements	251,936	328,800
Stock-based compensation expense	245,408	318,491
Deferred income taxes	46,969	138,799
Change in cash surrender value of life insurance	(132,293)	(105,185)
Change in deferred compensation accrual	47,537	735
Deferred compensation paid	(75,000)	—
Net changes in operating assets and liabilities (see note 8)	858,995	(1,478,298)
Cash provided by (used in) operating activities	1,520,188	(693,407)

Investing activities:
Life insurance premiums paid	(129,381)	(231,620)
Purchase of equipment and leasehold improvements	(259,662)	(223,230)
Cash (used in) investing activities	(389,043)	(454,850)

Net increase (decrease) in cash and cash equivalents	1,131,145	(1,148,257)
Cash and cash equivalents at beginning of period	1,000,266	1,899,411
Cash and cash equivalents at end of period	$2,131,411	$751,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2015 have been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2015 are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2016.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

2.    INVENTORIES

The components of inventories at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015	June 30, 2015
Raw materials	$5,024,629	$5,374,333
Work-in process	4,894	—
Finished goods	6,165,218	6,246,072
	11,194,741	11,620,405
Allowance for obsolete inventory	(4,154,488)	(4,437,965)
Total inventories	$7,040,253	$7,182,440

3.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2011 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2011 and forward. For the six months ended December 31, 2015, the Company recorded an income tax expense of $187,445, compared to an income tax expense of $83,392 for the six months ended December 31, 2014.

The Company does not believe it has any unrecognized tax benefits as of December 31, 2015 and as of June 30, 2015. Any changes to the Company’s unrecognized tax benefits as of December 31, 2015, if recognized, would impact the effective tax rate.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of December 31, 2015, there were no outstanding borrowings on the facility. There were no outstanding borrowings as of June 30, 2015.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $757 and $6,075 for the three and six months ended December 31, 2015, respectively. Interest expense was $8,480 and $12,813 for the three and six months ended December 31, 2014, respectively.

5.    ACCRUED LIABILITIES

Accrued liabilities for December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015	June 30, 2015
Cooperative advertising and promotion allowances	$509,836	$400,114
Product warranty obligations	311,404	312,664
Customer credit balances	1,044,701	261,977
Current deferred compensation	150,000	150,000
Accrued returns	129,009	97,026
Employee benefits	77,501	93,568
Legal and professional fees	61,500	70,000
Management bonuses and profit-sharing	85,837	71,381
Sales commissions and bonuses	52,429	68,890
Other	17,828	49,407
	$2,440,045	$1,575,027

6.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended December 31, 2015 and 2014.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2015 and 2014, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,355,000 and 2,376,555 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2015 and 2014, respectively, as they would be anti-dilutive.

Index

7.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2015, options to purchase 410,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.72. In the six months ended December 31, 2014, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. Stock-based compensation expense during the three and six months ended December 31, 2015 was $129,404 and $245,408, respectively. Stock-based compensation expense during the three and six months ended December 31, 2014 was $155,904 and $318,491, respectively.

8.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2015	2014
Accounts receivable	$324,032	$146,035
Inventories	142,187	796,090
Income taxes receivable	140,476	943,945
Prepaid expenses and other current assets	(40,294)	(463,906)
Accounts payable	(545,618)	(1,240,639)
Accrued liabilities	865,018	(1,578,131)
Other liabilities	(26,806)	(81,692)
Net change	$858,995	$(1,478,298)

Net cash paid (refunded) during the period for:
Income taxes	$800	$(988,835)
Interest	$6,075	$11,821

9.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the six months ended December 31, 2015 and 2014:

	Six Months Ended
	December 31
	2015	2014
Net income	$285,828	$70,588
Stock-based compensation expense	245,408	318,491
Increase in stockholders' equity	$531,236	$389,079

Index

10.    LEGAL MATTERS

As of December 31, 2015, the Company is party to the matters described below:

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

Results of Operations Summary

•
Net sales for the quarter ended December 31, 2015 increased 2.7%, to $7,229,341, compared to the same quarter last year. For the six months ended December 31, 2015, net sales were $12,760,603 compared to $12,509,636 for the same period last year for an increase of 2.0%. Increased sales in certain export markets and one domestic retailer were the primary causes of this improvement.

•
Gross profit as a percent of sales increased to 36.8% for the three months ended December 31, 2015, compared to 34.2% for the three months ended December 31, 2014, but decreased from 34.0% to 33.8% for the six months ended December 31, 2014 and 2015, respectively. These fluctuations were primarily due to the change in the mix of business by customer and sales channels.

•	Selling, general and administrative spending was lower primarily due to reduced headcount and lower stock-based compensation expense.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2015 and 2014.

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2015	2014	2015	2014
Net sales	$7,229,341	$7,040,150	$12,760,603	$12,509,636
Net sales increase (decrease) %	2.7%	7.9%	2.0%	(6.3)%
Gross profit	$2,662,823	$2,410,307	$4,309,158	$4,253,024
Gross profit as % of net sales	36.8%	34.2%	33.8%	34.0%
Selling, general and administrative expenses	$2,026,589	$2,094,746	$3,829,810	$4,086,231
Selling, general and administrative expenses as % of net sales	28.0%	29.8%	30.0%	32.7%
Interest expense	$757	$8,480	$6,075	$12,813
Income before income tax	$635,477	$307,081	$473,273	$153,980
Income before income tax as % of net sales	8.8%	4.4%	3.7%	1.2%
Income tax	$248,845	$141,495	$187,445	$83,392
Income tax as % of income before income tax	39.2%	46.1%	39.6%	54.2%

2015 Results Compared with 2014
(comments refer to both the three and six month periods unless otherwise stated)

Net sales increased for the three months ended December 31, 2015 by $189,191, or 2.7%, as sales in certain export markets improved.

Net sales in the domestic market were lower due to loss of sales through a drug store chain and lower sales through an online retailer. These reductions were partially offset by increased sales at a mass retailer and the addition of new customers. Increased sales at the mass retailer were primarily due to the introduction of an additional item in its stores in May 2015.

Export net sales have increased with a resurgence of sales at two major distributors as well as the addition of a new Asian distributor. The Scandinavian distributor has increased sales volumes as a result of adding our newer models and developing more retail locations. In the Czech Republic, sales have increased as the distributor restocked inventory. Sales to Asia have

Index

increased considerably as the new distributor builds the inventory to support the market. These increases were partially offset by reduced sales to Russia and Ukraine. The distributor in Russia has reduced volumes while struggling with a challenging economy. In the Ukraine, sales remain low as a result of the conflict and poor economy.

Gross profit increased to 36.8% for the three months ended December 31, 2015, compared to 34.2% for the three months ended December 31, 2014. This increase is due to mix of sales into more profitable sales channels as well as improved margin generated by the new products.

For the six months ended December 31, 2015 and 2014, gross profit was 33.8% and 34.0% respectively.

Selling, general and administrative expenses were lower than last year driven by reduced headcount and a reduced expense for stock-based compensation. The reduction in headcount is related to the retirement of the former Chairman which reduced expenses by approximately $48,000 and $87,000 for the three and six month periods. Stock-based compensation was lower by approximately $27,000 and $73,000 for the three and six month periods.

The effective income tax rate for the six months ended December 31, 2015 was 39.6% which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 38-40% for the year ended June 30, 2016.

Non-GAAP Financial Measures

The Company's management uses the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") to track performance from operations. EBITDA as calculated below is one of the amended covenants in the Company's credit agreement with JPMorgan Chase Bank, N.A. This measurement excludes unusual and non-recurring expenses and recoveries related to the unauthorized transactions, as previously reported. The following table reconciles net income for the periods presented (GAAP financial measure) to non-GAAP EBITDA from operations.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net income	$386,632	$165,586	$285,828	$70,588
Interest expense	757	8,480	6,075	12,813
Income tax	248,845	141,495	187,445	83,392
Unauthorized transaction related costs, net	37,475	25,000	74,950	77,492
Depreciation of equipment and leasehold improvements	128,431	167,147	251,936	328,800
Stock-based compensation expense	129,404	155,904	245,408	318,491
EBITDA from operations	$931,544	$663,612	$1,051,642	$891,576

Non-GAAP EBITDA from operations increased to 12.9% of net sales for the three months ended December 31, 2015 compared to 9.4% of net sales in the three months ended December 31, 2014. This increase reflects the improved gross profit rate and reductions in selling, general and administrative expense as described above. For the six months ended December 31, 2015, EBITDA was 8.2% of net sales compared to 7.1% of net sales for the same six month period one year ago.

Index

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2015 and 2014:

Total cash provided by (used in):	2015	2014
Operating activities	$1,520,188	$(693,407)
Investing activities	(389,043)	(454,850)
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$1,131,145	$(1,148,257)

Operating Activities

In the six months ended December 31, 2015, the Company received cash in advance payments of approximately $1,020,000 for shipments to be made in the quarter ended March 31, 2016.

In the six months ended December 31, 2014, the Company paid approximately $1,300,000 for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. This was partially offset by receipt of a federal income tax refund of approximately $900,000.

Investing Activities

Cash used in investing activities was lower for the six months ended December 31, 2015 as the Company had decreased expenditures for tooling related to products, which was partially offset by an increase in expenses for leasehold improvements. The Company anticipates it will incur total expenditures of approximately $500,000 to $600,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2016.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of December 31, 2015, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2015 or 2014 under the stock repurchase program.  No stock options were exercised in 2015 or 2014.

Liquidity

The Company's capital expenditures are primarily for tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company did not declare a dividend for the quarter ended December 31, 2015. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. The Company is currently in compliance with all covenants related to the Credit Facility. As of December 31, 2015, there were no outstanding borrowings on the facility. There were no outstanding borrowings as of June 30, 2015.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were effective.

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

As of December 31, 2015, the Company is currently involved in legal matters that are described in Note 10 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2015, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2015)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 29, 2016
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 29, 2016
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and June 30, 2015 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended December 31, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith