Form 10-Q
period 2016-03-31
KOSS CORP
filed 2016-05-13
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2016

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

At May 6, 2016, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2016

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net sales	$6,002,059	$6,001,556	$18,762,662	$18,511,192
Cost of goods sold	3,889,719	3,886,443	12,341,164	12,143,055
Gross profit	2,112,340	2,115,113	6,421,498	6,368,137

Selling, general and administrative expenses	2,105,740	1,998,231	5,860,601	6,006,970
Unauthorized transaction related costs (recoveries), net	(1,360,951)	1,078	(1,286,001)	78,570
Interest expense	—	—	6,075	12,813
Income before income tax provision	1,367,551	115,804	1,840,823	269,784

Income tax provision	497,865	58,586	685,310	141,978

Net income	$869,686	$57,218	$1,155,513	$127,806

Income per common share:
Basic	$0.12	$0.01	$0.16	$0.02
Diluted	$0.12	$0.01	$0.16	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$918,303	$1,000,266
Accounts receivable, less allowance for doubtful accounts of $6,621 and $26,052, respectively	3,535,972	2,823,980
Inventories	7,907,284	7,182,440
Prepaid expenses and other current assets	314,463	348,044
Income taxes receivable	373,458	205,531
Deferred income taxes	1,827,084	2,045,316
Total current assets	14,876,564	13,605,577

Equipment and leasehold improvements, net	1,476,313	1,592,520

Other assets:
Deferred income taxes	1,784,249	1,869,253
Cash surrender value of life insurance	5,631,241	5,359,663
Total other assets	7,415,490	7,228,916

Total assets	$23,768,367	$22,427,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,880,273	$2,172,254
Accrued liabilities	1,751,750	1,575,027
Total current liabilities	3,632,023	3,747,281

Long-term liabilities:
Deferred compensation	2,076,665	2,107,486
Other liabilities	184,482	219,227
Total long-term liabilities	2,261,147	2,326,713

Total liabilities	5,893,170	6,073,994

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	4,993,446	4,626,781
Retained earnings	12,844,837	11,689,324
Total stockholders' equity	17,875,197	16,353,019

Total liabilities and stockholders' equity	$23,768,367	$22,427,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2016	2015
Operating activities:
Net income	$1,155,513	$127,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recoveries of previously written off) provision for doubtful accounts	(20,488)	43,278
Loss on disposal of fixed assets	40,710	14,953
Depreciation of equipment and leasehold improvements	367,369	437,344
Stock-based compensation expense	366,665	474,501
Deferred income taxes	303,236	309,969
Change in cash surrender value of life insurance	(142,036)	(114,952)
Change in deferred compensation accrual	44,179	(25,836)
Deferred compensation paid	(75,000)	—
Net changes in operating assets and liabilities (see note 9)	(1,700,697)	(1,626,541)
Cash provided by (used in) operating activities	339,451	(359,478)

Investing activities:
Life insurance premiums paid	(129,542)	(231,781)
Purchase of equipment and leasehold improvements	(291,872)	(263,574)
Cash (used in) investing activities	(421,414)	(495,355)

Net (decrease) in cash and cash equivalents	(81,963)	(854,833)
Cash and cash equivalents at beginning of period	1,000,266	1,899,411
Cash and cash equivalents at end of period	$918,303	$1,044,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2015, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2016, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2016.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and nine months ended March 31, 2016 and 2015, the costs incurred were for legal fees related to claims initiated against third parties (see Note 11). In the three months ended March 31, 2016, the Company had net recoveries as a result of settling one of its claims for a gross amount of $3,000,000. For the three and nine months ended March 31, 2016 and 2015, the costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Legal fees incurred	$1,639,074	$37,500	$1,714,074	$114,992
Gross proceeds from the settlement of the third party lawsuit	(3,000,000)	—	(3,000,000)	—
Proceeds from asset forfeitures	(25)	(36,422)	(75)	(36,422)
Unauthorized transaction related costs (recoveries), net	$(1,360,951)	$1,078	$(1,286,001)	$78,570

3.    INVENTORIES

The components of inventories at March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016	June 30, 2015
Raw materials	$5,026,430	$5,374,333
Work-in process	4,020	—
Finished goods	6,888,967	6,246,072
	11,919,417	11,620,405
Allowance for obsolete inventory	(4,012,133)	(4,437,965)
Total inventories	$7,907,284	$7,182,440

Index

4.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2012 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2012 and forward. For the nine months ended March 31, 2016, the Company recorded an income tax expense of $685,310, compared to an income tax expense of $141,978 for the nine months ended March 31, 2015.

The Company does not believe it has any unrecognized tax benefits as of March 31, 2016 and as of June 30, 2015. Any changes to the Company’s unrecognized tax benefits as of March 31, 2016, if recognized, would impact the effective tax rate.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum EBITDA and minimum tangible net worth requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of March 31, 2016 and June 30, 2015, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $6,075 and $12,813 for the nine months ended March 31, 2016 and 2015, respectively. There was no interest expense incurred in the three months ended March 31, 2016 and 2015.

6.    ACCRUED LIABILITIES

Accrued liabilities for March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016	June 30, 2015
Cooperative advertising and promotion allowances	$404,872	$400,114
Product warranty obligations	304,825	312,664
Customer credit balances	310,527	261,977
Current deferred compensation	150,000	150,000
Accrued returns	120,674	97,026
Employee benefits	86,267	93,568
Legal and professional fees	77,500	70,000
Management bonuses and profit-sharing	190,458	71,381
Sales commissions and bonuses	60,194	68,890
Other	46,433	49,407
	$1,751,750	$1,575,027

Index

7.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended March 31, 2016 and 2015.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2016 and 2015, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,150,000 and 2,280,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2016 and 2015, respectively, as they would be anti-dilutive.

8.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the nine months ended March 31, 2016, options to purchase 410,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.72. In the nine months ended March 31, 2015, options to purchase 445,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $3.19. Stock-based compensation expense during the three and nine months ended March 31, 2016 was $121,257 and $366,665, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2015 was $156,010 and $474,501, respectively.

9.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2016	2015
Accounts receivable	$(691,504)	$340,849
Inventories	(724,844)	984,494
Income taxes receivable	(167,927)	831,362
Prepaid expenses and other current assets	33,581	(383,684)
Accounts payable	(291,981)	(1,087,146)
Accrued liabilities	176,723	(2,222,723)
Other liabilities	(34,745)	(89,693)
Net change	$(1,700,697)	$(1,626,541)

Net cash paid (refunded) during the period for:
Income taxes	$557,751	$(988,785)
Interest	$6,075	$12,813

Index

10.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended
	March 31
	2016	2015
Net income	$1,155,513	$127,806
Stock-based compensation expense	366,665	474,501
Increase in stockholders' equity	$1,522,178	$602,307

11.    LEGAL MATTERS

As of March 31, 2016, the Company is party to the matters described below:

•
On February 18, 2010, the Company filed an action against American Express Company, American Express Travel Related Services Company, Inc., AMEX Card Services Company, Decision Science, and Pamela S. Hopkins in Superior Court of Maricopa County, Arizona, case no. CV2010-006631. The claims alleged include aiding and abetting breach of fiduciary duty, aiding and abetting fraud, and conversion relating to the unauthorized transactions, as previously reported.  On or around February 12, 2016, the Company announced that this case has been settled. Pursuant to the settlement agreement, the Company recorded net recoveries this quarter relating to the unauthorized transactions as described further in Note 2.

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. On or around March 11, 2016, the Court entered an order granting Park Bank's motion for summary judgment that dismissed the case. On March 22, 2016, the Company filed a Notice of Appeal that appeals the order granting Park Bank's motion for summary judgment and the Court's denial of the motion to dismiss the subrogation claims.

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

Results of Operations Summary

•
Net sales for the quarter ended March 31, 2016, were virtually unchanged compared to the same quarter last year. For the nine months ended March 31, 2016, net sales were $18,762,662 compared to $18,511,192 for the same period last year for an increase of 1.4%.

•
Gross profit as a percent of sales remained at 35.2% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, but decreased from 34.4% to 34.2% for the nine months ended March 31, 2016 compared to the same prior year period. These fluctuations were primarily due to the change in the mix of business by product, customer and sales channels.

•
Selling, general and administrative expenses were higher than last year for the three months ended March 31, 2016, due to higher incentive compensation expense. It was lower than last year for the nine months ended March 31, 2016, as reduced headcount and lower stock-based compensation more than offset the incentive compensation expense.

•
One of the lawsuits was settled in the three months ended March 31, 2016, and resulted in gross proceeds of $3 million that have been partially offset by $1.6 million of attorney fees and related expenses.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2016	2015	2016	2015
Net sales	$6,002,059	$6,001,556	$18,762,662	$18,511,192
Net sales increase (decrease) %	—%	39.6%	1.4%	4.9%
Gross profit	$2,112,340	$2,115,113	$6,421,498	$6,368,137
Gross profit as % of net sales	35.2%	35.2%	34.2%	34.4%
Selling, general and administrative expenses	$2,105,740	$1,998,231	$5,860,601	$6,006,970
Selling, general and administrative expenses as % of net sales	35.1%	33.3%	31.2%	32.5%
Unauthorized transaction related costs (recoveries), net	$(1,360,951)	$1,078	$(1,286,001)	$78,570
Interest expense	$—	$—	$6,075	$12,813
Income before income tax provision	$1,367,551	$115,804	$1,840,823	$269,784
Income before income tax as % of net sales	22.8%	1.9%	9.8%	1.5%
Income tax provision	$497,865	$58,586	$685,310	$141,978
Income tax provision as % of income before income tax	36.4%	50.6%	37.2%	52.6%

2016 Results Compared with 2015
(comments refer to both the three and nine month periods unless otherwise stated)

Net sales were virtually unchanged for the three months ended March 31, 2016. For the nine months ended March 31, 2016, sales increased 1.4% to $18,762,662. Net sales increased in the export markets but were lower in the domestic markets.

Net sales in the domestic market were lower due to loss of sales through a drug store chain and lower sales through an online retailer as well as lower sales through certain distributors. These reductions were partially offset by increased sales at a mass retailer and the addition of new customers. Increased sales at the mass retailer were primarily due to the introduction of an additional item in its stores in May 2015.

Index

Export net sales have increased with the addition of a new Asian distributor, a new original equipment manufacturer ("OEM") customer in Asia, and a new distributor in Africa. In addition, the Scandinavian distributor has increased sales volumes as a result of adding newer models and developing more retail locations. These increases were partially offset by reduced sales to Russia, Ukraine, Japan and Canada. The distributor in Russia has reduced volumes while struggling with a challenging economy. In the Ukraine, sales remain low as a result of the local conflict and poor economic conditions.

Gross profit stayed the same at 35.2% for the three months ended March 31, 2016, compared to 35.2% for the three months ended March 31, 2015. For the nine months ended March 31, 2016 and 2015, gross profit was 34.2% and 34.4% respectively. The gross profit is typically driven by changes in product mix, customer mix and sales channels as well as volume of business. Since the volumes between the two years are very consistent, the gross margins would not be expected to change very much.

Selling, general and administrative expenses were higher than last year for the three months ended March 31, 2016, due to higher incentive compensation expense partially offset by reduced headcount and a reduced expense for stock-based compensation. For the nine months ended March 31, 2016, selling, general and administrative expense was lower than the same period last year as the impact of the reduced headcount and reduced stock based compensation more than offset the higher incentive compensation. Incentive compensation was higher for the three and nine months ended March 31, 2016 by approximately $115,000 and $140,000. The reduction in headcount is related to the retirement of the former Chairman which reduced expenses by approximately $47,000 and $140,000 for the three and nine months ended March 31, 2016. Stock-based compensation was lower by approximately $35,000 and $108,000 for the three and nine months ended March 31, 2016.

The effective income tax rate for the nine months ended March 31, 2016, was 37.2%, which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 38-40% for the year ended June 30, 2016.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net income	$869,686	$57,218	$1,155,513	$127,806
Interest expense	—	—	6,075	12,813
Income tax provision	497,865	58,586	685,310	141,978
Unauthorized transaction related costs (recoveries), net	(1,360,951)	1,078	(1,286,001)	78,570
Depreciation of equipment and leasehold improvements	115,433	108,544	367,369	437,344
Stock-based compensation expense	121,257	156,010	366,665	474,501
EBITDA from operations	$243,290	$381,436	$1,294,931	$1,273,012

Non-GAAP EBITDA from operations decreased to 4.1% of net sales for the three months ended March 31, 2016 compared to 6.4% of net sales in the three months ended March 31, 2015. For the nine months ended March 31, 2016, EBITDA was 6.9% of net sales compared to 6.9% of net sales for the same nine month period one year ago. These changes reflect the impacts of changes in selling, general and administrative expense as described above.

Index

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2016 and 2015:

Total cash provided by (used in):	2016	2015
Operating activities	$339,451	$(359,478)
Investing activities	(421,414)	(495,355)
Financing activities	—	—
Net (decrease) in cash and cash equivalents	$(81,963)	$(854,833)

Operating Activities

In the nine months ended March 31, 2016, the Company received cash in advance payments of approximately $311,000 for shipments to be made in the quarter ended June 30, 2016.

In the nine months ended March 31, 2015, the Company paid approximately $1,300,000 for returned product received in the year ended June 30, 2014, as the customer did not buy sufficient new products to offset these returns. This was partially offset by receipt of a federal income tax refund of approximately $900,000.

Investing Activities

Cash used in investing activities was lower for the nine months ended March 31, 2016, as the Company decreased expenditures for tooling related to products, which was partially offset by an increase in expenses for leasehold improvements. The Company anticipates it will incur total expenditures of approximately $500,000 to $600,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2016.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of March 31, 2016, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2016 or 2015 under the stock repurchase program.  No stock options were exercised in 2016 or 2015.

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

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  On July 29, 2015, the Credit Agreement was amended to extend the expiration to July 31, 2016, and to amend certain financial covenants. The Company is currently in compliance with all covenants related to the Credit Facility. As of March 31, 2016 and June 30, 2015, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective.

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

As of March 31, 2016, the Company is currently involved in legal matters that are described in Note 11 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2016, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2016)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 13, 2016
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	May 13, 2016
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and June 30, 2015 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and nine months ended March 31, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith