Form 10-K
period 2016-06-30
KOSS CORP
filed 2016-08-25
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2015, was approximately $5,218,856 (based on the $2.00 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2015).

On August 15, 2016, there were 7,382,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2016

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

PART I

ITEM 1.                                                     BUSINESS.

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its subsidiary, Koss U.K. Limited. The Company formed Koss U.K. Limited to comply with certain European Union ("EU") requirements. The entity is non-operating and holds no assets.  The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its results as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 200 domestic dealers and its products are carried in approximately 16,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales offices in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 83% of the Company’s fiscal year 2016 sales were from stereo headphones used for listening to music.  The remaining 17% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors. The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems and prisons.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 508 trademarks registered in 100 countries around the world and 171 patents in 26 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2016, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2016, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2016, is not significant in relation to net sales during fiscal year 2016 or projected fiscal year 2017 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, DVDs in vehicles, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products through approximately 16,000 domestic retail outlets and numerous retailers worldwide.  During fiscal year 2016, the Company’s sales to its largest single customer, Tura Scandinavia AB, were approximately 17% of net sales and sales to Wal-Mart accounted for 11% of net sales.  In fiscal year 2015, net sales to Tura Scandinavia AB and Wal-Mart accounted for 15% and 8% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Tura Scandinavia AB and Wal-Mart) accounted for approximately 47% and 45% of net sales in fiscal years 2016 and 2015, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $91,259 during fiscal year 2016. These activities were conducted by both Company personnel and outside consultants.  There were no expenses for research and development activities during fiscal year 2015. The Company expects to incur research and development costs related to its Bluetooth® and traditional wired headphones during fiscal year 2017 as it is planning to introduce several new product offerings.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2016 and 2015, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2016, the Company employed 54 non-union employees, 6 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2016.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and net income.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7 and Note 16 to the Consolidated Financial Statements.

The Company has small sales offices in the Netherlands and Russia to service the international export marketplace.  The Company is not aware of any material risks in maintaining these offices.  Loss of these offices would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, Australia, South America, Latin America, the Caribbean, Canada and Mexico.  During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2016	2015
United States	$15,496,763	$16,779,312
Sweden	4,322,582	3,677,225
Czech Republic	1,231,731	441,754
Hong Kong	1,121,609	—
People's Republic of China	969,848	193,374
Malaysia	669,782	262,600
Canada	400,672	498,026
All other countries	1,788,359	2,377,765
Net sales	$26,001,346	$24,230,056

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People's Republic of China and Taiwan.  Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 61% of the Company’s 2016 net sales) within one year.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

AVAILABLE INFORMATION

The Company’s internet website is https://www.koss.com.  The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission.  These reports and other information regarding the Company are also available on the SEC’s internet website at https://www.sec.gov. The information on the Company's website is not part of this or any other report the Company files with or furnishes to the Securities and Exchange Commission.

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

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2016, the Company is involved in a legal matter against a third party related to the unauthorized transactions as previously reported. A description of this legal matter is included at Note 18 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 421 record holders of the Company’s common stock as of August 15, 2016.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years are shown below.

Quarter Ended	High	Low
September 30, 2014	$3.45	$1.85
December 31, 2014	$2.15	$1.26
March 31, 2015	$2.90	$1.80
June 30, 2015	$3.50	$2.21
September 30, 2015	$2.61	$2.14
December 31, 2015	$2.96	$1.91
March 31, 2016	$2.35	$1.51
June 30, 2016	$2.45	$1.93

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2016)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2016, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2016 and 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of the Company for fiscal years 2016 and 2015.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, active noise canceling headphones, and compact disc recordings of American Symphony Orchestras on the Koss Classics label. Koss operates as one business segment.

As headphones become more integral to use of music listening devices in the portable electronics market, the business volume becomes variable throughout the year. Changes in volume are more dependent on adding new customers, losing a customer, a customer adding or deleting a product, or changes in economic conditions than they are on seasonality or the traditional holiday shopping season.

Many of the Company's products could be viewed as essential by the consumer for use with mobile phones and other portable electronic devices and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2016.

As a result of the unauthorized transactions that the Company previously reported, the Company has on-going activity to recover the amounts lost in the unauthorized transactions. These activities are explained in Note 2 to the Consolidated Financial Statements.

Fiscal Year 2016 Summary

•
Net sales increased 7.3% to $26,001,346 on volume gains with distributors in Asia, Scandinavia, and the Czech Republic as well as a new distributor in Africa. There was also a new original equipment manufacturer ("OEM") customer that had significant sales in fiscal 2016.

•	Gross profit as a percent of sales decreased 0.5% to 34.4%. This change was primarily due to mix of sales by product and by channel.

•
Selling, general and administrative spending was higher as a result of higher costs for deferred compensation, profit-based compensation, 401(k) match and travel costs. These higher costs were largely offset by lower stock-based compensation, reduced compensation for the former Chairman's retirement, lower commissions and reduced legal fees.

•	Unauthorized transaction related recoveries increased due to settling the lawsuit with American Express.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2016	2015
Net sales	$26,001,346	$24,230,056
Net sales increase %	7.3%	1.6%
Gross profit	$8,942,572	$8,448,567
Gross profit as % of net sales	34.4%	34.9%
Selling, general and administrative expenses	$7,959,460	$7,904,739
Selling, general and administrative expenses as % of net sales	30.6%	32.6%
Unauthorized transaction related (recoveries) costs, net	$(1,286,001)	$31,027
Interest expense	$6,075	$12,813
Income before income tax provision	$2,263,038	$499,988
Income before income tax provision as % of net sales	8.7%	2.1%
Income tax provision	$874,038	$17,375
Income tax provision as % of income before taxes	38.6%	3.5%

2016 Results of Operations Compared with 2015

Net sales for 2016 increased primarily due to increased sales to distributors in export markets and the addition of a customer in the export OEM channel. In the domestic market, sales were mixed with increased sales to a mass retailer being offset by reduced sales to a drug store chain, certain distributors and e-commerce.

Export net sales increased by $3,053,839 to $10,504,583. Net sales to the distributor in the Czech Republic increased by $789,977 to $1,231,731 in the year ended June 30, 2016, after a disappointing previous year. This annual sales volume is consistent with historical volumes. The distributor in Scandinavia had solid gains with more focus on the Koss brand. Net sales to the Scandinavian distributor increased by $645,357 to $4,322,582. Net sales to the new distributor in Asia were $1,121,609. There was also an added distributor for central Africa, which added net sales of $147,678 for the year ended June 30, 2016. In addition, a new OEM customer added net sales of $969,848 to fiscal 2016. Distributors in Russia, Belarus and Ukraine are still dealing with a combination of weak economies and exchange rate fluctuations causing lower than historical sales. These countries combined for a net sales decrease of $449,733.

Net sales in the domestic market decreased by $1,282,549 to $15,496,763. Sales to a large mass retailer increased by $1,011,367 to $2,905,189 due to an additional product being carried in their stores. This increase was offset by reduced sales to some specialty markets ($620,189), certain distributors ($548,421), e-commerce ($454,771), and a drug store chain ($306,937).

Gross profit as a percent of sales in 2016 was 34.4%, which was 0.5% lower than 2015. The decrease in gross profit percentage was primarily due to the mix of sales across sales channels and products. There is a wide range of gross profit across the products as well as across the sales channels. The Company is also in the process of shifting some product manufacturing between contract manufacturers in China which added approximately $57,000 of cost for the year ended June 30, 2016.

Selling, general and administrative expenses were higher than the prior fiscal year. The Company had increased costs for deferred compensation (approximately $249,000), profit-based compensation (approximately $157,000), 401(k) match (approximately $96,000) and travel (approximately $65,000). These increases were mostly offset by lower stock-based compensation (approximately $186,000), the former chairman's retirement (approximately $140,000), commission expense (approximately $115,000), and legal expense (approximately $73,000). Deferred compensation expense increased as a result of additional longevity and a small reduction in the discount rates. Profit-based compensation increased due to higher profit in the year ended June 30, 2016. An increase in the percentage of company match resulted in higher 401(k) match expense. Travel was higher as a result of programs to grow sales in export markets. Stock-based compensation decreased due to fewer people being included in the current year. The former chairman retired late in the year ended June 30, 2015, so he is no longer included in salary expense. Lower sales through certain U.S. sales channels reduced commission expense along with a change in the commission structure for certain export markets. Legal expense was higher in the year ended June 30, 2015, due to a dispute with a former vendor.

During the year ended June 30, 2016, the Company settled the lawsuit with American Express for gross proceeds of $3,000,000. Unauthorized transaction related recoveries was $1,286,001 net of legal fees. The Company believes that most of the proceeds from asset forfeitures have been received as of June 30, 2016. Proceeds from asset forfeitures are expected to be minimal, if any, in the fiscal year ending June 30, 2017.

Income before income tax provision increased as a result of higher net sales, increased gross profit and the settlement of the lawsuit with American Express.

The effective income tax rate in 2016 was 38.6% which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. In the year ended June 30, 2016, the valuation allowance was reduced as the related deferred tax assets were reduced to their expected realization amounts. The effective tax rate in fiscal 2015 was 3.5% due to reducing unrecognized tax benefits of $175,000 to zero. It is anticipated that the effective income tax rate will be approximately 38-40% in 2017, which reflects the 34% federal rate and a typical state tax rate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2016	2015
Total cash provided by (used in):
Operating activities	$314,625	$(340,590)
Investing activities	(579,498)	(558,555)
Financing activities	—	—
Net (decrease) in cash and cash equivalents	$(264,873)	$(899,145)

Operating Activities

Included in operating activities for the fiscal year ended June 30, 2016, are proceeds from settlement of the lawsuit against American Express. Pursuant to the settlement in 2016, the Company received gross proceeds of $3,000,000, or approximately$1,500,000 net of associated legal fees. There was $2,679,409 used to fund changes in operating assets and liabilities. The majority of this was due to a $735,388 increase in accounts receivable and an increase of $1,413,045 in inventory. The majority of the increase in accounts receivable is the result of the new OEM customer in Asia. Inventories increased due to the addition of a new store brand product for a U.S. mass retailer, purchase of inventory to cover relocation of contract manufacturing in China and a general increase in certain products as sales increase.

Investing Activities

Cash used in investing activities was higher for 2016 as the Company increased spending on tooling and equipment compared to 2015. These tooling expenditures were for new products and for the transfer of contract manufacturing to new vendors in China. The increased spending on tooling was partially offset by a decrease in life insurance premiums paid. In 2017, the Company is planning $900,000 for tooling and leasehold improvements.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

As of June 30, 2016, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2016 or 2015 under the stock repurchase program.  No stock options were exercised in 2016 or 2015.

Liquidity

In addition to capital expenditures for tooling and investment in software development, the Company has interest payments when it uses its line of credit facility. The Company believes that cash generated from operations, together with borrowings available under its credit facility, should provide it with adequate liquidity to meet operating requirements, debt service requirements, and capital expenditures.  Management is focusing on increasing sales especially in the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000 and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2016 and 2015, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2016, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2016.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2016 and 2015.  As of June 30, 2016, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  The Company records a provision for estimated returns based on prior product rates of return. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2016 and 2015, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Product Warranty Obligations

The majority of our products carry a lifetime warranty.  We record accruals for potential warranty claims based on prior product warranty experience.  Warranty costs are accrued at the time revenue is recognized.  These warranty costs are based upon management’s assessment of past claims and current experience.  However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

Income Taxes

We estimate a provision for income taxes based on the effective tax rate expected to be applicable for the fiscal year.  If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made.  Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2016 was effective.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation and Subsidiary
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 25, 2016

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30,	2016	2015
Net sales	$26,001,346	$24,230,056
Cost of goods sold	17,058,774	15,781,489
Gross profit	8,942,572	8,448,567

Selling, general and administrative expenses	7,959,460	7,904,739
Unauthorized transaction related (recoveries) costs, net	(1,286,001)	31,027
Interest expense	6,075	12,813
Income before income tax provision	2,263,038	499,988

Income tax provision	874,038	17,375

Net income	$1,389,000	$482,613

Income per common share:
Basic	$0.19	$0.07
Diluted	$0.19	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$735,393	$1,000,266
Accounts receivable, less allowance for doubtful accounts of $55,175 and $26,052, respectively	3,530,854	2,823,980
Inventories	8,595,485	7,182,440
Prepaid expenses and other current assets	281,099	348,044
Income taxes receivable	583,507	205,531
Total current assets	13,726,338	11,560,261

Equipment and leasehold improvements, net	1,514,472	1,592,520

Other assets:
Deferred income taxes	3,212,556	3,914,569
Cash surrender value of life insurance	5,667,105	5,359,663
Total other assets	8,879,661	9,274,232

Total assets	$24,120,471	$22,427,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,966,656	$2,172,254
Accrued liabilities	1,601,652	1,575,027
Total current liabilities	3,568,308	3,747,281

Long-term liabilities:
Deferred compensation	2,187,714	2,107,486
Other liabilities	178,255	219,227
Total long-term liabilities	2,365,969	2,326,713

Total liabilities	5,934,277	6,073,994

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,070,956	4,626,781
Retained earnings	13,078,324	11,689,324
Total stockholders' equity	18,186,194	16,353,019

Total liabilities and stockholders' equity	$24,120,471	$22,427,013

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2016	2015
Operating activities:
Net income	$1,389,000	$482,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	28,514	25,725
Loss on disposal of equipment and leasehold improvements	40,710	14,953
Depreciation of equipment and leasehold improvements	487,134	559,631
Stock-based compensation expense	444,175	630,539
Deferred income taxes	702,013	284,783
Change in cash surrender value of life insurance	(177,740)	(150,312)
Change in deferred compensation accrual	230,228	(12,605)
Deferred compensation paid	(150,000)	(50,000)
Net changes in operating assets and liabilities (see note 14)	(2,679,409)	(2,125,917)
Cash provided by (used in) operating activities	314,625	(340,590)

Investing activities:
Life insurance premiums paid	(129,702)	(231,942)
Purchase of equipment and leasehold improvements	(449,796)	(326,613)
Cash (used in) investing activities	(579,498)	(558,555)

Net (decrease) in cash and cash equivalents	(264,873)	(899,145)
Cash and cash equivalents at beginning of year	1,000,266	1,899,411
Cash and cash equivalents at end of year	$735,393	$1,000,266

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2014	7,382,706	$36,914	$3,996,242	$11,206,711	$15,239,867
Net income	—	—	—	482,613	482,613
Stock-based compensation expense	—	—	630,539	—	630,539
Balance, June 30, 2015	7,382,706	36,914	4,626,781	11,689,324	16,353,019
Net income	—	—	—	1,389,000	1,389,000
Stock-based compensation expense	—	—	444,175	—	444,175
Balance, June 30, 2016	7,382,706	$36,914	$5,070,956	$13,078,324	$18,186,194

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation ("Koss"), a Delaware corporation, and its 100%-owned subsidiary (collectively the "Company"), reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and sales offices in the Netherlands and Russia which utilize independent distributors in several foreign countries.  The Company has one subsidiary, Koss U.K. Limited ("Koss UK"), which was formed to comply with certain European Union ("EU") requirements. Koss UK is non-operating and holds no assets.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss UK, which is a 100%-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION — The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past. The Company records a provision for estimated returns based on prior product rates of return.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income amounted to $91,259 in fiscal year 2016. There were no research and development activities charged to operations in fiscal year 2015.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Income were $143,518 in 2016 and $154,505 in 2015.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code of 1986, as amended (the "Code").  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” income per share.  Basic income per common and common stock equivalent share includes no dilution and is computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted income per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 11 for additional information on income per common and common stock equivalent share.

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

INVENTORIES — The Company’s inventory is valued at the lower of last-in, first-out ("LIFO") cost or market.  The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 4 for additional information on inventory.

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

PRODUCT WARRANTY OBLIGATIONS — Estimated future warranty costs related to products are charged to cost of goods sold during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. See Note 9 for additional information on product warranty obligations.

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. See Note 10 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2016 and 2015.

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

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 12.  The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

NEW ACCOUNTING PRONOUNCEMENTS — Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, is part of the Financial Accounting Standards Board ("FASB") simplification initiative. This update requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The Company adopted this update retrospectively during the year ended June 30, 2016 and has reflected the change on the Consolidated Balance Sheets. The adoption of this ASU had no impact on the valuation of the Company's deferred tax assets and liabilities, only the classification of the items on the Consolidated Balance Sheets.

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

2.     UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the fiscal years ended June 30, 2016 and 2015, the costs incurred were for legal fees related to claims initiated against third parties (see Note 18). During the year ended June 30, 2016, the Company had net recoveries as a result of settling one of its claims for a gross amount of $3,000,000. For the fiscal years ended June 30, 2016 and 2015, the costs and recoveries were as follows:

	2016	2015
Legal fees incurred	$1,714,074	$152,492
Gross proceeds from the settlement of the third party lawsuit	(3,000,000)	—
Proceeds from asset forfeitures	(75)	(121,465)
Unauthorized transaction related (recoveries) costs, net	$(1,286,001)	$31,027

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  Accounts receivable from the Company's two largest customers represented approximately 18% and 26% of trade account receivables as of June 30, 2016 and 2015, respectively.

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

Fiscal Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Amounts written-off	Recoveries of previously written-off	Balance, end of year
2016	$26,052	28,514	(447)	1,056	$55,175
2015	$20,501	25,725	(20,174)	—	$26,052

The vast majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 28% and 5% of the Company's trade accounts receivable at June 30, 2016 and 2015, were foreign receivables denominated in U.S. dollars.

4.                                       INVENTORIES

As of June 30, 2016 and 2015, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $471,174 and $753,439 higher than reported at June 30, 2016 and 2015, respectively.

The components of inventories at June 30, 2016 and 2015 were as follows:

	2016	2015
Raw materials	$3,466,907	$5,374,333
Finished goods	7,570,026	6,246,072
	11,036,933	11,620,405
Reserve for obsolete inventory	(2,441,448)	(4,437,965)
Total inventories	$8,595,485	$7,182,440

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2016 and 2015 are summarized as follows:

	Estimated useful lives	2016	2015
Machinery and equipment	5-10 years	$592,189	$642,200
Furniture and office equipment	5-10 years	373,716	374,616
Tooling	5 years	4,299,776	4,126,850
Display booths	5 years	253,680	287,180
Computer equipment	3-5 years	768,620	1,414,517
Leasehold improvements	3-15 years	2,387,626	2,308,246
Assets in progress	N/A	210,189	60,600
		8,885,796	9,214,209
Less: accumulated depreciation and amortization		7,371,324	7,621,689
Equipment and leasehold improvements, net		$1,514,472	$1,592,520

6.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax provision in 2016 and 2015 consisted of the following:

Year Ended June 30,	2016	2015
Current:
Federal	$169,350	$(100,126)
State	2,675	(167,282)
Deferred	702,013	284,783
Total income tax provision	$874,038	$17,375

The 2016 and 2015 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2016	2015
Federal income tax expense at statutory rate	$769,433	$169,996
State income tax expense (benefit), net of federal income tax benefit	91,660	(21,442)
Decrease in valuation allowance	(370,000)	—
Stock-based compensation	447,180	53,596
Adjustments for unrecognized tax benefits	—	(175,000)
Other	(64,235)	(9,775)
Total income tax provision	$874,038	$17,375

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2016 and June 30, 2015 include:

	2016	2015
Deferred income tax assets:
Deferred compensation	$864,954	$835,270
Stock-based compensation	603,159	889,325
Accrued expenses and reserves	1,390,910	2,075,601
Federal and state net operating loss carryforwards	418,296	463,237
Valuation allowance	(409)	(370,409)
Equipment and leasehold improvements	—	11,566
Other	5,979	14,650
Total deferred income tax assets	3,282,889	3,919,240

Deferred income tax liabilities:
Equipment and leasehold improvements	(67,390)	—
Other	(2,943)	(4,671)
Net deferred income tax assets	$3,212,556	$3,914,569

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the full value of such expected benefits. The Company has no federal net operating loss carryforwards as of June 30, 2016. The Company has net operating loss carryforwards in the state of Wisconsin totaling $5,892,509 which expire in fiscal years 2030 through 2035. In addition, the Company has operating loss carryforwards in other states totaling $324,326, which expire in fiscal years 2026 through 2035.

ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2016.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2016 and 2015.  The Company records interest related to unrecognized tax benefits in interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Unrecognized tax benefits at beginning of year	$—	$175,000
Reductions based on settlements with taxing authorities	—	(175,000)
Unrecognized tax benefits at end of year	$—	$—

In the fiscal year ended June 30, 2015, the Company settled its position with a state tax authority and reduced the unrecognized tax benefits to zero. The Company does not believe it has any unrecognized tax benefits as of June 30, 2016. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2016 and 2015 would impact the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2012 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2012 and forward.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, beginning of year	Increase in valuation allowance	Release of valuation allowance	Balance, end of year
2016	$(370,409)	—	370,000	$(409)
2015	$(370,409)	—	—	$(370,409)

7.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000, subject to a borrowing base calculation as defined in the Credit Agreement, and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum debt service coverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. As of June 30, 2016 and 2015, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $6,075 and $12,813 for the years ended June 30, 2016 and 2015, respectively.

8.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2016 and 2015 are as follows:

	2016	2015
Cooperative advertising and promotion allowances	$479,645	$400,114
Product warranty obligations	305,275	312,664
Customer credit balances	47,753	261,977
Current deferred compensation	150,000	150,000
Accrued returns	140,918	97,026
Employee benefits	83,113	93,568
Legal and professional fees	127,329	70,000
Management bonuses and profit-sharing	147,450	71,381
Sales commissions and bonuses	70,050	68,890
Other	50,119	49,407
	$1,601,652	$1,575,027

9.           PRODUCT WARRANTY OBLIGATIONS

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

Changes to the product warranty obligations for the years ended June 30, 2016 and 2015 are as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2016	$531,891	214,827	(263,188)	$483,530
2015	$722,624	103,925	(294,658)	$531,891

10.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 2.60% and 2.70% as of June 30, 2016 and 2015, respectively. The net present value was calculated for the current officer using a discount factor of 4.80% and 4.80% at June 30, 2016 and 2015, respectively.

The Board of Directors entered into an agreement to continue the 1991 base salary of the former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 and $50,000 were made under this arrangement for the years ended June 30, 2016 and 2015, respectively.  The Company has a deferred compensation liability of $772,026 and $820,720 recorded as of June 30, 2016 and 2015, respectively.  Deferred compensation expense of $101,306 and $166,414 was recognized under this arrangement in 2016 and 2015, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,565,688 and $1,436,766 recorded as of June 30, 2016 and 2015, respectively.  Deferred compensation expense of $128,922 and a reversal of deferred compensation expense of $179,019 was recognized under this arrangement in 2016 and 2015, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

11.            INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2016 and 2015.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the years ended June 30, 2016 and 2015 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,140,000 and 2,245,000 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2016 and 2015, respectively, as they would be anti-dilutive.

12.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2016, there were 1,374,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2016, there was $690,190 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.30 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $444,175 and $630,539 in 2016 and 2015, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2016 or 2015.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2016 and 2015 were $0.75 and $0.73, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2016 and 2015, the Company used the following weighted-average assumptions:

	2016	2015
Expected stock price volatility	50%	43%
Risk free interest rate	1.48%	1.52%
Expected dividend yield	4.00%	4.00%
Expected forfeitures	5.60%	1.50%
Expected life of options	4.5 years	4.6 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2014	2,066,000	$3.90 - $13.09	$5.97	4.13	$—
Granted	470,000	$2.24 - $3.30	$3.14
Exercised	—	—	$—
Expired	(201,000)	$4.97 - $13.09	$7.06
Forfeited	(90,000)	$3.00 - $6.00	$4.69
Shares under option at June 30, 2015	2,245,000	$2.24 - $13.09	$5.33	3.69	$1,676
Granted	410,000	$2.05 - $2.83	$2.72
Exercised	—	—	$—
Expired	(458,000)	$3.00 - $13.09	$6.25
Forfeited	(57,000)	$3.00 - $6.00	$4.34
Shares under option at June 30, 2016	2,140,000	$2.05 - $9.74	$4.66	3.51	$—
Exercisable as of June 30, 2015	1,134,500	$3.90 - $13.09	$6.01	2.18	$—
Exercisable as of June 30, 2016	1,084,000	$2.24 - $9.74	$5.57	2.47	$—

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2016 and 2015 is as follows:

	2016	2015
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$583,727	$696,958

13.             STOCK REPURCHASE PROGRAM

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

As of June 30, 2016, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2016, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2016 or 2015.

14.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2016	2015
Accounts receivable	$(735,388)	$311,182
Inventories	(1,413,045)	(127,508)
Income taxes receivable	(377,976)	903,745
Prepaid expenses and other current assets	66,945	(199,844)
Income taxes payable	—	(175,000)
Accounts payable	(205,598)	(292,501)
Accrued liabilities	26,625	(2,428,446)
Other liabilities	(40,972)	(117,545)
Net change	$(2,679,409)	$(2,125,917)

Net cash paid (refunded) during the year for:
Income taxes	$558,202	$(985,585)
Interest	$6,075	$12,813

15.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust (KESOT) under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2016 or 2015.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2016 and 2015, the matching contribution was 50% and 25% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $186,877 and $91,354 during 2016 and 2015, respectively.

16.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $10,504,583 during 2016 and $7,450,744 during 2015.

The Company’s sales by country were as follows:

	2016	2015
United States	$15,496,763	$16,779,312
Sweden	4,322,582	3,677,225
Czech Republic	1,231,731	441,754
Hong Kong	1,121,609	—
People's Republic of China	969,848	193,374
Malaysia	669,782	262,600
Canada	400,672	498,026
All other countries	1,788,359	2,377,765
Net sales	$26,001,346	$24,230,056

Sales during 2016 and 2015 to the Company's five largest customers, which are generally large national retailers or foreign distributors, represented approximately 47% and 45% of the Company's net sales, respectively. Included in these percentages were sales to a single Scandinavian distributor which represented approximately 17% and 15% of the Company's net sales during 2016 and 2015, respectively.  Net sales to a single United States customer represented approximately 11% and 8% of the Company's net sales during 2016 and 2015, respectively.

17.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On May 15, 2012, the lease was renewed for a period of five years, ending June 30, 2018, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2016 and 2015.

18.           LEGAL MATTERS

As of June 30, 2016, the Company is party to the following matter related to the unauthorized transactions described below:

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

The ultimate resolution of this matter is not determinable unless otherwise noted.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 25, 2016
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 25, 2016
David D. Smith
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2016.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ Theodore H. Nixon
Steven A. Leveen, Director	Theodore H. Nixon, Director

/s/ William J. Sweasy
William J. Sweasy, Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description

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

10.12
Amendment No. 4 dated July 29, 2015 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 2015, and incorporated by reference herein.

10.13	Amendment No. 5 dated May 31, 2016 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101
The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith