Form 10-Q
period 2016-09-30
KOSS CORP
filed 2016-10-28
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2016

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

At October 21, 2016, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2016

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2016	2015
Net sales	$6,348,706	$5,531,262
Cost of goods sold	4,406,447	3,884,927
Gross profit	1,942,259	1,646,335

Selling, general and administrative expenses	1,775,771	1,765,746
Unauthorized transaction related costs (recoveries), net	37,500	37,475
Interest expense	846	5,318
Income (loss) before income tax provision	128,142	(162,204)

Income tax provision (benefit)	43,931	(61,400)

Net income (loss)	$84,211	$(100,804)

Income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$459,921	$735,393
Accounts receivable, less allowance for doubtful accounts of $54,689 and $55,175, respectively	3,259,979	3,530,854
Inventories	7,387,693	8,595,485
Prepaid expenses and other current assets	507,414	281,099
Income taxes receivable	606,566	583,507
Total current assets	12,221,573	13,726,338

Equipment and leasehold improvements, net	1,596,944	1,514,472

Other assets:
Deferred income taxes	3,145,566	3,212,556
Cash surrender value of life insurance	5,979,889	5,667,105
Total other assets	9,125,455	8,879,661

Total assets	$22,943,972	$24,120,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$634,245	$1,966,656
Accrued liabilities	1,590,053	1,601,652
Total current liabilities	2,224,298	3,568,308

Long-term liabilities:
Deferred compensation	2,188,991	2,187,714
Other liabilities	171,755	178,255
Total long-term liabilities	2,360,746	2,365,969

Total liabilities	4,585,044	5,934,277

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,159,479	5,070,956
Retained earnings	13,162,535	13,078,324
Total stockholders' equity	18,358,928	18,186,194

Total liabilities and stockholders' equity	$22,943,972	$24,120,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2016	2015
Operating activities:
Net income (loss)	$84,211	$(100,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	705	(14,682)
(Gain) on disposal of equipment and leasehold improvements	—	(150)
Depreciation of equipment and leasehold improvements	123,837	123,505
Stock-based compensation expense	88,523	116,004
Deferred income taxes	66,990	60,122
Change in cash surrender value of life insurance	(181,176)	(133,306)
Change in deferred compensation accrual	38,777	9,453
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities (see note 9)	(121,922)	(1,066,264)
Cash provided by (used in) operating activities	62,445	(1,043,622)

Investing activities:
Life insurance premiums paid	(131,608)	(129,219)
Purchase of equipment and leasehold improvements	(206,309)	(46,635)
Cash (used in) investing activities	(337,917)	(175,854)

Financing activities:
Net proceeds from line of credit facility	—	400,000
Cash provided by financing activities	—	400,000

Net (decrease) in cash and cash equivalents	(275,472)	(819,476)
Cash and cash equivalents at beginning of period	735,393	1,000,266
Cash and cash equivalents at end of period	$459,921	$180,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2016, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2016, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three months ended September 30, 2016 and 2015, unauthorized transaction related costs, net, of $37,500 and $37,475, respectively, were incurred for legal fees related to claims initiated against third parties (see Note 11).

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2016	June 30, 2016
Raw materials	$3,000,320	$3,466,907
Work-in process	33,221	—
Finished goods	6,801,906	7,570,026
	9,835,447	11,036,933
Allowance for obsolete inventory	(2,447,754)	(2,441,448)
Total inventories	$7,387,693	$8,595,485

4.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2012 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2012 and forward. For the three months ended September 30, 2016, the Company recorded an income tax expense of $43,931, compared to an income tax benefit of $61,400 for the three months ended September 30, 2015.

The Company does not believe it has any unrecognized tax benefits as of September 30, 2016 and as of June 30, 2016. Any changes to the Company’s unrecognized tax benefits as of September 30, 2016, if recognized, would impact the effective tax rate.

Index

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum debt service coverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2016 and June 30, 2016, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $846 and $5,318 for the three months ended September 30, 2016 and 2015, respectively.

6.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	September 30, 2016	June 30, 2016
Cooperative advertising and promotion allowances	$464,925	$479,645
Product warranty obligations	294,072	305,275
Customer credit balances	222,868	47,753
Current deferred compensation	150,000	150,000
Accrued returns	120,763	140,918
Employee benefits	77,553	83,113
Legal and professional fees	77,800	127,329
Management bonuses and profit-sharing	42,404	147,450
Sales commissions and bonuses	62,274	70,050
Other	77,394	50,119
Total accrued liabilities	$1,590,053	$1,601,652

7.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended September 30, 2016 and 2015.  When dilutive, stock options are included in income (loss) per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2016 and 2015, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,365,000 and 2,335,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2016 and 2015, respectively, as they would be anti-dilutive.

Index

8.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2016, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. In the three months ended September 30, 2015, options to purchase 390,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.76. Stock-based compensation expense during the three months ended September 30, 2016 and 2015 was $88,523 and $116,004, respectively.

9.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2016	2015
Accounts receivable	$270,170	$(73,023)
Inventories	1,207,792	264,644
Income taxes receivable	(23,059)	(121,521)
Prepaid expenses and other current assets	(226,315)	(72,554)
Accounts payable	(1,332,411)	(939,523)
Accrued liabilities	(11,599)	(116,932)
Other liabilities	(6,500)	(7,355)
Net change	$(121,922)	$(1,066,264)

Net cash paid during the period for:
Income taxes	$10	$800
Interest	$846	$3,478

10.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Three Months Ended
	September 30
	2016	2015
Net income (loss)	$84,211	$(100,804)
Stock-based compensation expense	88,523	116,004
Increase in stockholders' equity	$172,734	$15,200

Index

11.    LEGAL MATTERS

As of September 30, 2016, the Company is party to the following matter related to the unauthorized transactions described below:

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

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  Koss markets a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, active noise canceling headphones, and compact disc recordings of American Symphony Orchestras on the Koss Classics® label. The Company operates as one business segment.

Results of Operations Summary

•
For the three months ended September 30, 2016, net sales were $6,348,706 compared to $5,531,262 for the same period last year for an increase of 14.8%. This sales increase was primarily due to higher sales to an original equipment manufacturer ("OEM") in Asia.

•
Gross profit as a percent of sales increased to 30.6% for the three months ended September 30, 2016, compared to 29.8% for the three months ended September 30, 2015. These fluctuations were primarily due to the change in the mix of business by product, customer and sales channels.

•	Selling, general and administrative expenses for the three months ended September 30, 2016 were consistent with the same period in the prior year.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30
Financial Performance Summary	2016	2015
Net sales	$6,348,706	$5,531,262
Net sales increase %	14.8%	1.1%
Gross profit	$1,942,259	$1,646,335
Gross profit as % of net sales	30.6%	29.8%
Selling, general and administrative expenses	$1,775,771	$1,765,746
Selling, general and administrative expenses as % of net sales	28.0%	31.9%
Unauthorized transaction related costs (recoveries), net	$37,500	$37,475
Interest expense	$846	$5,318
Income (loss) before income tax provision	$128,142	$(162,204)
Income (loss) before income tax as % of net sales	2.0%	(2.9)%
Income tax provision (benefit)	$43,931	$(61,400)
Income tax provision (benefit) as % of income before income tax	34.3%	37.9%

2016 Results Compared with 2015

For the three months ended September 30, 2016, sales increased 14.8% to $6,348,706. Net sales increased in the export markets but were consistent with the prior year in the domestic markets.

Net sales in the domestic market were approximately $3,818,000 in the three months ended September 30, 2016, which is consistent with last year's approximately $3,900,000. Declines at several specialty product accounts, which tend to be inconsistent by quarter, were offset by increased sales at retail related accounts and distribution.

Export net sales have increased to approximately $2,531,000 for the three months ended September 30, 2016, compared to approximately $1,631,000 for the three months ended September 30, 2015, with the OEM customer in Asia being the primary driver. In general, sales to distributors in Europe and Asia increased except for the Scandinavian distributor, which has excess supply of certain products.

Index

Gross profit increased to 30.6% for the three months ended September 30, 2016, compared to 29.8% for the three months ended September 30, 2015. This increase is driven by sales mix as well as the increase in sales.

Selling, general and administrative expenses were approximately $10,000 higher than last year for the three months ended September 30, 2016, due to higher 401(k) match expense, increased expense for testing related to new product introductions, and higher deferred compensation expense. These increases were partially offset by lower expense for stock-based compensation and higher increases in cash surrender value of life insurance.

Interest expense for the three months ended September 30, 2016 was lower than last year due to positive cash flows from operations which resulted in limited borrowing on the Company's bank line of credit facility.

The effective income tax rate for the three months ended September 30, 2016, was 34.3%, which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 38-40% for the year ended June 30, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2016 and 2015:

Total cash provided by (used in):	2016	2015
Operating activities	$62,445	$(1,043,622)
Investing activities	(337,917)	(175,854)
Financing activities	—	400,000
Net (decrease) in cash and cash equivalents	$(275,472)	$(819,476)

Operating Activities

In the three months ended September 30, 2016, the Company reduced inventories by $1,207,792 and reduced accounts receivable by $270,170, which, offset by a reduction in accounts payable of $1,332,411, led to cash generation of $62,445 compared to a use of cash last year.

Investing Activities

Cash used in investing activities was higher for the three months ended September 30, 2016, as the Company increased expenditures for tooling related to new product introductions. The Company anticipates it will incur total expenditures of approximately $700,000 to $900,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2017.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of September 30, 2016, the Company had no outstanding borrowings on its bank line of credit facility. The Company had outstanding borrowings of $400,000 on its bank line of credit as of September 30, 2015.

There were no purchases of common stock in 2016 or 2015 under the stock repurchase program.  No stock options were exercised in 2016 or 2015.

Index

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2016 and June 30, 2016, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective.

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

As of September 30, 2016, the Company is currently involved in legal matters that are described in Note 11 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2016, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2016)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 28, 2016
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	October 28, 2016
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith