Form 10-Q
period 2016-12-31
KOSS CORP
filed 2017-01-26
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2016

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

At January 23, 2017, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2016

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Net sales	$6,687,797	$7,229,341	$13,036,503	$12,760,603
Cost of goods sold	4,481,086	4,566,518	8,887,533	8,451,445
Gross profit	2,206,711	2,662,823	4,148,970	4,309,158

Selling, general and administrative expenses	1,987,391	1,989,114	3,763,162	3,754,860
Unauthorized transaction related (recoveries) costs, net	(3,404)	37,475	34,096	74,950
Interest expense	118	757	964	6,075
Income before income tax provision	222,606	635,477	350,748	473,273

Income tax provision	82,494	248,845	126,425	187,445

Net income	$140,112	$386,632	$224,323	$285,828

Income per common share:
Basic	$0.02	$0.05	$0.03	$0.04
Diluted	$0.02	$0.05	$0.03	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$807,909	$735,393
Accounts receivable, less allowance for doubtful accounts of $54,237 and $55,175, respectively	3,678,523	3,530,854
Inventories	7,980,299	8,595,485
Prepaid expenses and other current assets	407,367	281,099
Income taxes receivable	533,134	583,507
Total current assets	13,407,232	13,726,338

Equipment and leasehold improvements, net	1,595,033	1,514,472

Other assets:
Deferred income taxes	3,136,503	3,212,556
Cash surrender value of life insurance	5,979,416	5,667,105
Total other assets	9,115,919	8,879,661

Total assets	$24,118,184	$24,120,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,998,121	$1,966,656
Accrued liabilities	1,168,773	1,601,652
Total current liabilities	3,166,894	3,568,308

Long-term liabilities:
Deferred compensation	2,190,268	2,187,714
Other liabilities	173,460	178,255
Total long-term liabilities	2,363,728	2,365,969

Total liabilities	5,530,622	5,934,277

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,248,001	5,070,956
Retained earnings	13,302,647	13,078,324
Total stockholders' equity	18,587,562	18,186,194

Total liabilities and stockholders' equity	$24,118,184	$24,120,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2016	2015
Operating activities:
Net income	$224,323	$285,828
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of doubtful accounts	(1,811)	(14,179)
Loss on disposal of equipment and leasehold improvements	—	4,987
Depreciation of equipment and leasehold improvements	254,820	251,936
Stock-based compensation expense	177,045	245,408
Deferred income taxes	76,053	46,969
Change in cash surrender value of life insurance	(180,542)	(132,293)
Change in deferred compensation accrual	77,554	47,537
Deferred compensation paid	(75,000)	(75,000)
Net changes in operating assets and liabilities (see note 9)	(12,776)	858,995
Cash provided by operating activities	539,666	1,520,188

Investing activities:
Life insurance premiums paid	(131,769)	(129,381)
Purchase of equipment and leasehold improvements	(335,381)	(259,662)
Cash (used in) investing activities	(467,150)	(389,043)

Net increase in cash and cash equivalents	72,516	1,131,145
Cash and cash equivalents at beginning of period	735,393	1,000,266
Cash and cash equivalents at end of period	$807,909	$2,131,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2016, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2016, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and six months ended December 31, 2016 and 2015, the costs incurred were for legal fees related to claims initiated against third parties (see Note 11). For the three and six months ended December 31, 2016 and 2015, the costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Legal fees incurred	$—	$37,500	$37,500	$75,000
Proceeds from asset forfeitures	(3,404)	(25)	(3,404)	(50)
Unauthorized transaction related (recoveries) costs, net	$(3,404)	$37,475	$34,096	$74,950

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2016	June 30, 2016
Raw materials	$2,893,371	$3,466,907
Work-in process	6,522	—
Finished goods	7,556,560	7,570,026
	10,456,453	11,036,933
Allowance for obsolete inventory	(2,476,154)	(2,441,448)
Total inventories	$7,980,299	$8,595,485

Index

4.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2012 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2012 and forward. For the three and six months ended December 31, 2016, the Company recorded an income tax expense of $82,494 and $126,425, respectively, compared to an income tax expense of $248,845 and $187,445 for the three and six months ended December 31, 2015, respectively.

The Company does not believe it has any unrecognized tax benefits as of December 31, 2016 and as of June 30, 2016. Any changes to the Company’s unrecognized tax benefits as of December 31, 2016, if recognized, would impact the effective tax rate.

5.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On July 23, 2014, the Credit Agreement was amended to reduce the facility to $5,000,000, subject to a borrowing base calculation as defined in the Credit Agreement, and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On October 31, 2016, the Credit Agreement was amended to amend certain reporting requirements. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum debt service coverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of December 31, 2016 and June 30, 2016, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $118 and $964 for the three and six months ended December 31, 2016, respectively. For the three and six months ended December 31, 2015, interest expense was $757 and $6,075, respectively.

Index

6.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	December 31, 2016	June 30, 2016
Cooperative advertising and promotion allowances	$335,129	$479,645
Product warranty obligations	254,807	305,275
Customer credit balances	19,084	47,753
Current deferred compensation	150,000	150,000
Accrued returns	90,444	140,918
Interest	1,417	—
Employee benefits	75,581	83,113
Legal and professional fees	92,500	127,329
Management bonuses and profit-sharing	67,581	147,450
Sales commissions and bonuses	45,567	70,050
Other	36,663	50,119
Total accrued liabilities	$1,168,773	$1,601,652

7.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended December 31, 2016 and 2015.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2016 and 2015, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,365,000 and 2,335,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2016 and 2015, respectively, as they would be anti-dilutive.

8.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2016, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. In the six months ended December 31, 2015, options to purchase 390,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.76. Stock-based compensation expense during the three and six months ended December 31, 2016 was $88,522 and $177,045, respectively. Stock-based compensation expense during the three and six months ended December 31, 2015 was $129,404 and $245,408, respectively.

Index

9.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2016	2015
Accounts receivable	$(145,858)	$324,032
Inventories	615,186	142,187
Income taxes receivable	50,373	140,476
Prepaid expenses and other current assets	(126,268)	(40,294)
Accounts payable	31,465	(545,618)
Accrued liabilities	(432,879)	865,018
Other liabilities	(4,795)	(26,806)
Net change	$(12,776)	$858,995

Net cash paid during the period for:
Income taxes	$810	$800
Interest	$964	$6,075

10.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Six Months Ended
	December 31
	2016	2015
Net income	$224,323	$285,828
Stock-based compensation expense	177,045	245,408
Increase in stockholders' equity	$401,368	$531,236

11.    LEGAL MATTERS

As of December 31, 2016, the Company is party to the following matter related to the unauthorized transactions described below:

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. On or around March 11, 2016, the Court entered an order granting Park Bank's motion for summary judgment that dismissed the case. On March 22, 2016, the Company filed a Notice of Appeal that appeals the order granting Park Bank's motion for summary judgment and the Court's denial of the motion to dismiss the subrogation claims. The case remains on appeal.

The ultimate resolution of this matter is not determinable unless otherwise noted.

Index

12.    SUBSEQUENT EVENTS

The Company leases the facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former Chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

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

Results of Operations Summary

•
Net sales for the quarter ended December 31, 2016, decreased 7.5% to $6,687,797, compared to the same quarter last year. This decrease was primarily caused by a decline in sales to distributors in Scandinavia and Asia. For the six months ended December 31, 2016, net sales were $13,036,503 compared to $12,760,603 for the same period last year for an increase of 2.2%. This sales increase was primarily due to higher sales to an original equipment manufacturer ("OEM") in Asia which was partially offset by a decline in sales to distributors in Scandinavia and Asia.

•
Gross profit as a percent of sales decreased for the three and six months ended December 31, 2016 compared to the same periods last year. These fluctuations were primarily due to the change in the mix of business by product, customer and sales channels.

•	Selling, general and administrative expenses for the three and six months ended December 31, 2016 were consistent with the same periods in the prior year.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2016	2015	2016	2015
Net sales	$6,687,797	$7,229,341	$13,036,503	$12,760,603
Net sales (decrease) increase %	(7.5)%	2.7%	2.2%	2.0%
Gross profit	$2,206,711	$2,662,823	$4,148,970	$4,309,158
Gross profit as % of net sales	33.0%	36.8%	31.8%	33.8%
Selling, general and administrative expenses	$1,987,391	$1,989,114	$3,763,162	$3,754,860
Selling, general and administrative expenses as % of net sales	29.7%	27.5%	28.9%	29.4%
Unauthorized transaction related (recoveries) costs, net	$(3,404)	$37,475	$34,096	$74,950
Interest expense	$118	$757	$964	$6,075
Income before income tax provision	$222,606	$635,477	$350,748	$473,273
Income before income tax as % of net sales	3.3%	8.8%	2.7%	3.7%
Income tax provision	$82,494	$248,845	$126,425	$187,445
Income tax provision as % of income before income tax	37.1%	39.2%	36.0%	39.6%

2016 Results Compared with 2015

For the three months ended December 31, 2016, sales decreased compared to the same period last year. The decline of 7.5% was primarily due to a decline in sales to distributors in Scandinavia and Asia partially offset by increased sales to the OEM customer in Asia. For the six months ended December 31, 2016, sales increased 2.2% to $13,036,503. Sales to the OEM customer in Asia combined with improved sales to domestic distributors for the first six months more than offset the decline in sales to distributors in Scandinavia and Asia.

Net sales in the domestic market were approximately $4,083,000 in the three months ended December 31, 2016, which is an increase from last year's approximately $3,775,000. For the six months ended December 31, 2016, the domestic sales increased

Index

to approximately $7,906,000 compared to $7,799,000 last year. Increased sales through on-line retail and certain distributors were the primary drivers of these increases.

Export net sales have decreased to approximately $2,604,000 for the three months ended December 31, 2016, compared to approximately $3,454,000 for the three months ended December 31, 2015. The Scandinavian and Asian distributors both have excess inventories of certain products resulting in lower purchases. These declines more than offset the increased sales from the OEM customer in Asia. For the six months ended December 31, 2016, the export net sales increased to approximately $5,131,000 compared to $4,962,000 last year. Sales to the OEM customer in Asia and increased sales to distributors in Russia and Ukraine more than offset the decline in sales to distributors in Scandinavia and Asia.

Gross profit decreased to 33.0% for the three months ended December 31, 2016, compared to 36.8% for the three months ended December 31, 2015. This decrease is primarily driven by sales mix as margins on sales to export distributors, which had a decline in sales, are higher than the margins for OEM products, which had an increase in sales.

Selling, general and administrative expenses were consistent with the prior year. Increased expense from higher 401(k) match expense, increased expense for testing related to new product introductions, and higher deferred compensation expense were partially offset by lower expense for stock-based compensation and a higher increase in cash surrender value of life insurance.

Interest expense for the three and six months ended December 31, 2016 was lower than the same periods last year due to positive cash flows from operations which resulted in limited borrowing on the Company's bank line of credit facility.

The effective income tax rate for the six months ended December 31, 2016, was 36.0%, which is comprised of the U.S. federal statutory rate of 34% and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 38-40% for the year ending June 30, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2016 and 2015:

Total cash provided by (used in):	2016	2015
Operating activities	$539,666	$1,520,188
Investing activities	(467,150)	(389,043)
Financing activities	—	—
Net increase in cash and cash equivalents	$72,516	$1,131,145

Operating Activities

In the six months ended December 31, 2016, the cash generated by operations declined $980,522 as compared to the same period last year. Approximately $800,000 of this change is due to advance customer payments received in the six months ended December 31, 2015 for product that shipped in the three months ended March 31, 2016.

Investing Activities

Cash used in investing activities was higher for the six months ended December 31, 2016, as the Company increased expenditures for tooling related to new product introductions. The Company anticipates it will incur total expenditures of approximately $700,000 to $900,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2017.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of December 31, 2016 and 2015, the Company had no outstanding borrowings on its bank line of credit facility.

Index

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On October 31, 2016, the Credit Agreement was amended to amend certain reporting requirements. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of December 31, 2016 and June 30, 2016, there were no outstanding borrowings on the facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the lease for the facility in Milwaukee, Wisconsin. The Company leases the facility from Koss Holdings, LLC, which is wholly-owned by the former Chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were effective.

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

As of December 31, 2016, the Company is currently involved in legal matters that are described in Note 11 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2016, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2016)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 26, 2017
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 26, 2017
David D. Smith
Executive Vice President
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Secretary

Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.14	Amendment No. 6 dated October 31, 2016 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and June 30, 2016 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended December 31, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith