Form 10-Q
period 2017-03-31
KOSS CORP
filed 2017-05-12
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Index

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐ No ☑

At May 5, 2017, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2017

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Net sales	$4,773,915	$6,002,059	$17,810,418	$18,762,662
Cost of goods sold	3,823,613	3,889,719	12,711,146	12,341,164
Gross profit	950,302	2,112,340	5,099,272	6,421,498

Selling, general and administrative expenses	1,965,698	2,105,740	5,728,860	5,860,601
Unauthorized transaction related costs (recoveries), net	39,663	(1,360,951)	73,759	(1,286,001)
Interest expense	—	—	964	6,075
(Loss) income before income tax provision	(1,055,059)	1,367,551	(704,311)	1,840,823

Income tax provision	62,523	497,865	188,948	685,310

Net (loss) income	$(1,117,582)	$869,686	$(893,259)	$1,155,513

(Loss) income per common share:
Basic	$(0.15)	$0.12	$(0.12)	$0.16
Diluted	$(0.15)	$0.12	$(0.12)	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$754,157	$735,393
Accounts receivable, less allowance for doubtful accounts of $51,416 and $55,175, respectively	2,949,894	3,530,854
Inventories	7,954,274	8,595,485
Prepaid expenses and other current assets	374,246	281,099
Income taxes receivable	54,129	583,507
Total current assets	12,086,700	13,726,338

Equipment and leasehold improvements, net	1,497,537	1,514,472

Other assets:
Deferred income taxes	3,022,540	3,212,556
Cash surrender value of life insurance	5,988,435	5,667,105
Total other assets	9,010,975	8,879,661

Total assets	$22,595,212	$24,120,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,415,050	$1,966,656
Accrued liabilities	1,263,515	1,601,652
Total current liabilities	2,678,565	3,568,308

Long-term liabilities:
Deferred compensation	2,191,545	2,187,714
Other liabilities	166,599	178,255
Total long-term liabilities	2,358,144	2,365,969

Total liabilities	5,036,709	5,934,277

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,336,524	5,070,956
Retained earnings	12,185,065	13,078,324
Total stockholders' equity	17,558,503	18,186,194

Total liabilities and stockholders' equity	$22,595,212	$24,120,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2017	2016
Operating activities:
Net (loss) income	$(893,259)	$1,155,513
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) of provision for doubtful accounts	(4,843)	(20,488)
Loss on disposal of equipment and leasehold improvements	6,230	40,710
Depreciation of equipment and leasehold improvements	375,786	367,369
Stock-based compensation expense	265,568	366,665
Deferred income taxes	190,016	303,236
Change in cash surrender value of life insurance	(187,563)	(142,036)
Change in deferred compensation accrual	116,331	44,179
Deferred compensation paid	(112,500)	(75,000)
Net changes in operating assets and liabilities (see note 9)	761,846	(1,700,697)
Cash provided by operating activities	517,612	339,451

Investing activities:
Life insurance premiums paid	(133,767)	(129,542)
Purchase of equipment and leasehold improvements	(365,081)	(291,872)
Cash (used in) investing activities	(498,848)	(421,414)

Net increase (decrease) in cash and cash equivalents	18,764	(81,963)
Cash and cash equivalents at beginning of period	735,393	1,000,266
Cash and cash equivalents at end of period	$754,157	$918,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2016, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2017, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

2.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and nine months ended March 31, 2017 and 2016, the costs incurred were for legal fees related to claims initiated against third parties (see Note 12). For the three and nine months ended March 31, 2017 and 2016, the costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Legal fees incurred	$40,000	$1,639,074	$77,500	$1,714,074
Gross proceeds from the settlement of the third party lawsuit	—	(3,000,000)	—	(3,000,000)
Proceeds from asset forfeitures	(337)	(25)	(3,741)	(75)
Unauthorized transaction related costs (recoveries), net	$39,663	$(1,360,951)	$73,759	$(1,286,001)

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2017	June 30, 2016
Raw materials	$2,936,032	$3,466,907
Work-in process	5,098	—
Finished goods	7,852,277	7,570,026
	10,793,407	11,036,933
Allowance for obsolete inventory	(2,839,133)	(2,441,448)
Total inventories	$7,954,274	$8,595,485

Index

4.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2013 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2013 and forward. For the three and nine months ended March 31, 2017, the Company recorded an income tax expense of $62,523 and $188,948, respectively, compared to income tax expense of $497,865 and $685,310 for the three and nine months ended March 31, 2016, respectively. The Company received income tax refunds of $530,446 during the three and nine months ended March 31, 2017.

During the three and nine months ended March 31, 2017, the Company increased the valuation allowance by $444,000 due to certain indications that the full benefit of the related deferred income tax assets may not be realized.

The Company does not believe it has any unrecognized tax benefits as of March 31, 2017 and as of June 30, 2016. Any changes to the Company’s unrecognized tax benefits as of March 31, 2017, if recognized, would impact the effective tax rate.

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

The Credit Agreement contains certain affirmative, negative and financial covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The financial covenants include minimum debt service coverage ratio requirements.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of March 31, 2017 and June 30, 2016, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $964 and $6,075 for the nine months ended March 31, 2017 and 2016, respectively. There was no interest expense for the three months ended March 31, 2017 and 2016.

Index

6.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	March 31, 2017	June 30, 2016
Cooperative advertising and promotion allowances	$453,374	$479,645
Product warranty obligations	240,081	305,275
Customer credit balances	50,375	47,753
Current deferred compensation	150,000	150,000
Accrued returns	42,669	140,918
Employee benefits	55,443	83,113
Legal and professional fees	75,750	127,329
Management bonuses and profit-sharing	12,000	132,950
Sales commissions and bonuses	92,104	84,550
Other	91,719	50,119
Total accrued liabilities	$1,263,515	$1,601,652

7.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended March 31, 2017 and 2016.  When dilutive, stock options are included in (loss) income per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2017 and 2016, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted (loss) income per share.  Shares issuable upon the exercise of outstanding options of 2,345,000 and 2,150,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2017 and 2016, respectively, as they would be anti-dilutive.

8.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the nine months ended March 31, 2017, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. In the nine months ended March 31, 2016, options to purchase 410,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.72. Stock-based compensation expense during the three and nine months ended March 31, 2017 was $88,523 and $265,568, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2016 was $121,257 and $366,665, respectively.

Index

9.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2017	2016
Accounts receivable	$585,803	$(691,504)
Inventories	641,211	(724,844)
Income taxes receivable	529,378	(167,927)
Prepaid expenses and other current assets	(93,147)	33,581
Accounts payable	(551,606)	(291,981)
Accrued liabilities	(338,137)	176,723
Other liabilities	(11,656)	(34,745)
Net change	$761,846	$(1,700,697)

Net cash paid (refunded) during the period for:
Income taxes	$(523,342)	$557,751
Interest	$964	$6,075

10.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Nine Months Ended
	March 31
	2017	2016
Net (loss) income	$(893,259)	$1,155,513
Stock-based compensation expense	265,568	366,665
(Decrease) increase in stockholders' equity	$(627,691)	$1,522,178

11.    COMMITMENTS AND CONTINGENCIES

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

12.    LEGAL MATTERS

As of March 31, 2017, the Company is party to the following matter related to the unauthorized transactions described below:

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

Results of Operations Summary

•
Net sales for the quarter ended March 31, 2017, decreased 20.5% to $4,773,915, compared to the same quarter last year. This decrease was primarily caused by a decline in sales to distributors in Scandinavia and Africa. For the nine months ended March 31, 2017, net sales were $17,810,418 compared to $18,762,662 for the same period last year for a decrease of 5.1%. This sales decrease was primarily due to a decline in sales to a distributor in Scandinavia which was partially offset by an increase in sales to an original equipment manufacturer ("OEM") in Asia.

•
Gross profit as a percent of sales decreased for the three and nine months ended March 31, 2017 compared to the same periods last year. The decrease is primarily driven by an inventory write down of a certain product to net realizable value during the three months ended March 31, 2017.

•	Selling, general and administrative expenses for the three and nine months ended March 31, 2017 decreased compared to the same periods in the prior year.

•	Unauthorized transaction related costs (recoveries) decreased for the three and nine months ended March 31, 2017 compared to the same periods last year.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2017	2016	2017	2016
Net sales	$4,773,915	$6,002,059	$17,810,418	$18,762,662
Net sales (decrease) increase %	(20.5)%	—%	(5.1)%	1.4%
Gross profit	$950,302	$2,112,340	$5,099,272	$6,421,498
Gross profit as % of net sales	19.9%	35.2%	28.6%	34.2%
Selling, general and administrative expenses	$1,965,698	$2,105,740	$5,728,860	$5,860,601
Selling, general and administrative expenses as % of net sales	41.2%	35.1%	32.2%	31.2%
Unauthorized transaction related costs (recoveries), net	$39,663	$(1,360,951)	$73,759	$(1,286,001)
Interest expense	$—	$—	$964	$6,075
(Loss) income before income tax provision	$(1,055,059)	$1,367,551	$(704,311)	$1,840,823
(Loss) income before income tax as % of net sales	(22.1)%	22.8%	(4.0)%	9.8%
Income tax provision	$62,523	$497,865	$188,948	$685,310
Income tax provision as % of (loss) income before income tax	(5.9)%	36.4%	(26.8)%	37.2%

2017 Results Compared with 2016
(comments refer to both the three and nine month periods unless otherwise stated)

For the three months ended March 31, 2017, sales decreased compared to the same period last year. The decline of 20.5% was primarily due to a decline in sales to distributors in Scandinavia and Africa as well as some domestic distributors, partially offset by increased sales to a customer in the Czech Republic and other domestic customers. For the nine months ended March 31, 2017, sales decreased 5.1% to $17,810,418. Sales to the OEM customer in Asia combined with improved sales to domestic distributors for the first nine months partially offset the decline in sales to distributors in Scandinavia, Asia and Africa.

Index

Net sales in the domestic market were approximately $3,103,000 in the three months ended March 31, 2017, which is a decrease from last year's approximately $4,087,000. For the nine months ended March 31, 2017, the domestic net sales decreased to approximately $11,089,000 compared to $11,751,000 last year. Increased sales through on-line retail and certain distributors partially offset declines in traditional retail.

Export net sales have decreased to approximately $1,671,000 for the three months ended March 31, 2017, compared to approximately $1,915,000 for the three months ended March 31, 2016. The Scandinavian distributor has excess inventories of certain products resulting in lower purchases. Decreased sales to Africa were offset by increased sales to the distributor in Czech Republic. For the nine months ended March 31, 2017, the export net sales decreased to approximately $6,721,000 compared to $7,012,000 last year. Decreased sales to distributors in Scandinavia, Asia and Africa were partially offset by increased sales to distributors in Paraguay and Russia and an OEM customer in Asia.

Gross profit decreased to 19.9% for the three months ended March 31, 2017, compared to 35.2% for the three months ended March 31, 2016. The decrease is primarily driven by an inventory write down of a certain product to net realizable value during the three months ended March 31, 2017. The product was sold in the following quarter.

Selling, general and administrative expenses for the three and nine months ended March 31, 2017 decreased compared to the prior year. Lower expense for stock-based compensation and a reduction in incentive compensation was partially offset by increased expense for testing related to new product introductions as well as higher 401(k) match expense.

A lawsuit settled during the three and nine months ended March 31, 2016, resulted in net proceeds of approximately $1.4 million of unauthorized transaction related recoveries.

Interest expense for the three and nine months ended March 31, 2017 was lower than the same periods last year due to increased cash flows from operations which resulted in limited borrowing on the Company's bank line of credit facility.

The effective income tax rate for the nine months ended March 31, 2017, was (26.8)%, which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes and an increase in the valuation allowance. The Company increased the valuation allowance for deferred tax assets by $444,000 during the three and nine months ended March 31, 2017, due to certain indications that the full benefit of the related deferred tax assets may not be realized. It is anticipated that the effective income tax rate will be approximately 38-40% for the year ending June 30, 2017, excluding the change in the valuation allowance.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2017 and 2016:

Total cash provided by (used in):	2017	2016
Operating activities	$517,612	$339,451
Investing activities	(498,848)	(421,414)
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$18,764	$(81,963)

Index

Operating Activities

In the nine months ended March 31, 2017, the Company received income tax refunds of approximately $530,000.

During the nine months ended March 31, 2016, the Company received cash in advance payments of approximately $311,000 for shipments to be made in the quarter ended June 30, 2016.

Investing Activities

Cash used in investing activities was higher for the nine months ended March 31, 2017, as the Company increased expenditures for tooling related to new product introductions. The Company anticipates it will incur total expenditures of approximately $500,000 to $600,000 for tooling, leasehold improvements and capital expenditures during the fiscal year ending June 30, 2017.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of March 31, 2017 and 2016, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2017 or 2016 under the stock repurchase program.  No stock options were exercised in 2017 or 2016.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On July 23, 2014, the Credit Agreement was amended to lower the revolving credit line to $5,000,000 and to amend certain financial covenants. On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On October 31, 2016, the Credit Agreement was amended to amend certain reporting requirements. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of March 31, 2017 and June 30, 2016, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were effective.

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

As of March 31, 2017, the Company is currently involved in legal matters that are described in Note 12 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2017, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2017)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 12, 2017
Michael J. Koss
Chairman
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Smith	May 12, 2017
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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and nine months ended March 31, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith