Form 10-K
period 2017-06-30
KOSS CORP
filed 2017-08-25
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2016, was approximately $5,950,766 (based on the $2.28 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2016).

On August 21, 2017, there were 7,382,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2017

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

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has more than 200 domestic dealers and its products are carried in approximately 17,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 72% of the Company’s fiscal year 2017 sales were from stereo headphones used for listening to music.  The remaining 28% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers ("OEM"). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 462 trademarks registered in 94 countries around the world and 210 patents in 26 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2017, the Company took steps to update and monitor its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2017, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2017, is not significant in relation to net sales during fiscal year 2017 or projected fiscal year 2018 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products through approximately 17,000 domestic retail outlets and numerous retailers worldwide.  The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years. During fiscal year 2017, the Company’s sales to its largest single customer, Walmart, were approximately 14% of net sales.  In fiscal year 2016, net sales to its largest customers, Tura Scandinavia AB and Wal-Mart, accounted for 17% and 11% of net sales, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Wal-Mart in both years and Tura Scandinavia AB in 2016) accounted for approximately 45% and 47% of net sales in fiscal years 2017 and 2016, respectively.

COMPETITION

The Company focuses on the stereo headphone industry.  In the stereo headphone market, the Company competes directly with approximately six major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The extent to which retailers and consumers view the Company as an innovative vendor of high quality stereo headphone products, and a provider of excellent after-sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $213,653 during fiscal year 2017. These activities were conducted by both Company personnel and outside consultants.  There was $91,259 in expenses for research and development activities during fiscal year 2016. The Company expects to incur research and development costs related to its Bluetooth® and traditional wired headphones during fiscal year 2018 as it is planning to introduce several new product offerings.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2017 and 2016, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2017, the Company employed 39 non-union employees, 7 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2017.

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

The Company has sales personnel in the Netherlands and Russia to service the international export marketplace.  The Company is not aware of any material risks in maintaining these offices.  Loss of these personnel would result in a transfer of sales and marketing responsibility.  The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, Australia, South America, Latin America, the Caribbean, Canada and Mexico.  During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2017	2016
United States	$15,965,159	$15,496,763
People's Republic of China	2,332,704	969,848
Czech Republic	1,107,555	1,231,731
Sweden	1,056,746	4,322,582
Malaysia	647,707	669,782
Canada	547,745	400,672
Russian Federation	522,080	125,362
All other countries	1,874,585	2,784,606
Net sales	$24,054,281	$26,001,346

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People's Republic of China and Taiwan.  Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 62% of the Company’s 2017 net sales) within one year.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

ITEM 2.                                                     PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On January 5, 2017, the lease was renewed extending the expiration to June 30, 2023.  The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease.  The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.  All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2017, the Company is involved in a legal matter against a third party related to the unauthorized transactions as previously reported. A description of this legal matter is included at Note 18 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 407 record holders of the Company’s common stock as of August 21, 2017.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years are shown below. There were no dividends declared during the fiscal years ended June 30, 2017 and 2016.

Quarter Ended	High	Low
September 30, 2015	$2.61	$2.14
December 31, 2015	$2.96	$1.91
March 31, 2016	$2.35	$1.51
June 30, 2016	$2.45	$1.93
September 30, 2016	$2.60	$1.96
December 31, 2016	$3.69	$2.08
March 31, 2017	$2.76	$2.01
June 30, 2017	$2.29	$1.59

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2017, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2017 and 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2017 and 2016.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry.  We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. Koss operates as one business segment.

As headphones become more integral to use of music listening devices in the portable electronics market, the business volume becomes variable throughout the year. Changes in volume are more dependent on adding new customers, losing a customer, a customer adding or deleting a product, or changes in economic conditions than they are on seasonality or the traditional holiday shopping season.

Many of the Company's products could be viewed as essential by the consumer for use with mobile phones and other portable electronic devices and others are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors. These economic factors have been evident in results during fiscal year 2017.

As a result of the unauthorized transactions that the Company previously reported, the Company has on-going activity to recover the amounts lost in the unauthorized transactions. These activities are explained in Note 2 to the Consolidated Financial Statements.

Fiscal Year 2017 Summary

•
Net sales decreased 7.5% to $24,054,281 on volume declines with distributors in Scandinavia, the Czech Republic, Asia and Africa. This was partially offset by improvement in the domestic market as well as increased sales to an original equipment manufacturer ("OEM") customer in Asia.

•
Gross profit as a percent of sales decreased 5.7% to 28.7%. This change was primarily due to mix of sales by product and by channel as well as a product closeout of inventory previously written down during the year.

•
Selling, general and administrative spending was lower as a result of decreased costs for profit-based compensation, stock-based compensation, legal expense and outside information technology ("IT") services. These reductions were partially offset by an increase in 401(k) match expense.

•	Unauthorized transaction related costs (recoveries) decreased because the prior year included the settlement of the lawsuit with American Express.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2017	2016
Net sales	$24,054,281	$26,001,346
Net sales (decrease) increase %	(7.5)%	7.3%
Gross profit	$6,895,304	$8,942,572
Gross profit as % of net sales	28.7%	34.4%
Selling, general and administrative expenses	$7,599,882	$7,959,460
Selling, general and administrative expenses as % of net sales	31.6%	30.6%
Unauthorized transaction related costs (recoveries), net	$67,548	$(1,286,001)
Interest expense	$964	$6,075
(Loss) income before income tax provision	$(773,090)	$2,263,038
(Loss) income before income tax provision as % of net sales	(3.2)%	8.7%
Income tax provision	$190,546	$874,038
Income tax provision as % of (loss) income before taxes	(24.6)%	38.6%

2017 Results of Operations Compared with 2016

Net sales for 2017 decreased primarily due to decreased sales to distributors in export markets. This decline was partially offset by increased sales to an export OEM customer. The domestic market saw improvement with increased sales to a mass retailer, certain distributors and e-commerce being slightly offset by the loss of a mass retailer and a grocery chain.

Export net sales decreased by $2,415,461 to $8,089,122. The distributor in Scandinavia had a disappointing year as net sales decreased by $3,265,836 to $1,056,746. Net sales to the new distributor in Asia were $337,747, a decrease of $784,478 from the previous year. After a very strong previous year, net sales to the distributor in the Czech Republic decreased by $124,176 to $1,107,555 in the year ended June 30, 2017. This annual sales volume is just slightly below historical volumes. The new distributor for central Africa, which added net sales of $147,678 in the previous year, did not order again. Offsetting these declines, an OEM customer in Asia increased net sales by $1,362,856 to $2,332,704 in fiscal 2017. Distributors in Russia, Belarus and Ukraine started to see improvement in their economies and exchange rate fluctuations leading to increased sales. These countries combined for a net sales increase of $618,280.

Net sales in the domestic market increased by $468,396 to $15,965,159. Sales to a large mass retailer increased by $442,338 to $3,347,527 due to a new product being carried in their stores. Increases to certain distributors ($373,385) and e-commerce ($269,552) were offset by decreased sales to a prison distributor ($114,408) as well as the loss of a grocery chain ($131,707) and two mass retailers ($352,573).

Gross profit as a percent of sales in 2017 was 28.7%, which was 5.7% lower than 2016. The decrease in gross profit percentage was primarily due to the mix of sales across sales channels and products. There is a wide range of gross profit across the products as well as across the sales channels. A product closeout of inventory previously written down during the year also contributed to the decrease in gross profit percentage.

Selling, general and administrative expenses were lower than the prior fiscal year. The Company had decreased costs for profit-based compensation (approximately $200,000), stock-based compensation (approximately $94,000), legal expense (approximately $94,000), and outside IT services (approximately $88,000). These decreases were offset by increased 401(k) match (approximately $117,000). Profit-based compensation decreased due to a net loss in the year ended June 30, 2017. Stock-based compensation decreased due to a decline in the value of the stock. Legal expense was higher in the year ended June 30, 2016, primarily due to a dispute over intellectual property that was settled during the year ended June 30, 2017. Outside IT services were higher in the year ended June 30, 2016, due to a system upgrade completed during that year. An increase in the percentage of company match resulted in higher 401(k) match expense in the year ended June 30, 2017.

During the year ended June 30, 2016, the Company settled the lawsuit with American Express for gross proceeds of $3,000,000. Unauthorized transaction related recoveries were $1,286,001 net of legal fees. The Company believes that most of the proceeds from asset forfeitures have been received as of June 30, 2017. Proceeds from asset forfeitures are expected to be minimal in the fiscal year ending June 30, 2018.

Income before income tax provision decreased as a result of lower net sales, decreased gross profit and no unauthorized transaction related lawsuit settlement proceeds during the year ended June 30, 2017.

The effective income tax rate in 2017 was (24.6)% which is comprised of the U.S. federal statutory rate of 34%, the effect of state income taxes and an increase in the valuation allowance. In the year ended June 30, 2017, the valuation allowance was increased $444,000 due to certain indications that the full benefit of the related deferred tax assets may not be realized. The effective tax rate in fiscal 2016 was 38.6%. It is anticipated that the effective income tax rate will be approximately 38-40% in 2018, which reflects the 34% federal rate and a typical state tax rate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2017	2016
Total cash provided by (used in):
Operating activities	$234,252	$314,625
Investing activities	(537,362)	(579,498)
Financing activities	—	—
Net (decrease) in cash and cash equivalents	$(303,110)	$(264,873)

Operating Activities

Changes in operating assets and liabilities generated $287,084 in cash during the year ended June 30, 2017. The Company received income tax refunds of approximately $530,000, reduced inventory by $250,142 and increased accounts payable by $276,454. This was offset by a $398,815 increase in accounts receivable and $452,257 decrease in accrued liabilities. Accounts receivable increased as a result of increased sales to the OEM customer in Asia as well as a change in payment terms for an e-commerce customer. The decrease in accrued liabilities is due to the decline in sales and profit related expenses.

Investing Activities

Cash used in investing activities was slightly lower for 2017 as the Company decreased spending on tooling and equipment compared to 2016. Tooling expenditures incurred in 2017 were for new products, whereas expenditures in 2016 also included tooling costs related to the transfer of contract manufacturing to new vendors in China. In 2018, the Company is planning approximately $900,000 for tooling and leasehold improvements.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

As of June 30, 2017, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2017 or 2016 under the stock repurchase program.  No stock options were exercised in 2017 or 2016.

Liquidity

In addition to capital expenditures, the Company has interest payments when it uses its line of credit facility. The Company believes that cash generated from operations, together with borrowings available under its credit facility, should provide it with adequate liquidity to meet operating requirements, debt service requirements, and capital expenditures.  Management is focusing on increasing sales especially in the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2017 and 2016, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2017, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2017.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2017 and 2016.  As of June 30, 2017, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed on with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past.  The Company records a provision for estimated returns based on prior product rates of return. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses.  Accounts receivable are stated net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based on the best available facts and circumstances and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectibility of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2017 and 2016, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2017 was effective.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation and Subsidiary
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koss Corporation and Subsidiary as of June 30, 2017 and 2016 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
August 25, 2017

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$432,283	$735,393
Accounts receivable, less allowance for doubtful accounts of $55,872 and $55,175, respectively	3,931,541	3,530,854
Inventories	8,345,343	8,595,485
Prepaid expenses and other current assets	206,395	281,099
Income taxes receivable	32,814	583,507
Total current assets	12,948,376	13,726,338

Equipment and leasehold improvements, net	1,408,091	1,514,472

Other assets:
Deferred income taxes	3,042,257	3,212,556
Cash surrender value of life insurance	6,024,929	5,667,105
Total other assets	9,067,186	8,879,661

Total assets	$23,423,653	$24,120,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,243,110	$1,966,656
Accrued liabilities	1,149,395	1,601,652
Total current liabilities	3,392,505	3,568,308

Long-term liabilities:
Deferred compensation	2,294,418	2,187,714
Other liabilities	164,418	178,255
Total long-term liabilities	2,458,836	2,365,969

Total liabilities	5,851,341	5,934,277

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,420,710	5,070,956
Retained earnings	12,114,688	13,078,324
Total stockholders' equity	17,572,312	18,186,194

Total liabilities and stockholders' equity	$23,423,653	$24,120,471

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2017	2016
Net sales	$24,054,281	$26,001,346
Cost of goods sold	17,158,977	17,058,774
Gross profit	6,895,304	8,942,572

Selling, general and administrative expenses	7,599,882	7,959,460
Unauthorized transaction related costs (recoveries), net	67,548	(1,286,001)
Interest expense	964	6,075
(Loss) income before income tax provision	(773,090)	2,263,038

Income tax provision	190,546	874,038

Net (loss) income	$(963,636)	$1,389,000

(Loss) income per common share:
Basic	$(0.13)	$0.19
Diluted	$(0.13)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2017	2016
Operating activities:
Net (loss) income	$(963,636)	$1,389,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(1,872)	28,514
Loss on disposal of equipment and leasehold improvements	6,230	40,710
Depreciation of equipment and leasehold improvements	503,585	487,134
Stock-based compensation expense	349,754	444,175
Deferred income taxes	170,299	702,013
Change in cash surrender value of life insurance	(223,896)	(177,740)
Change in deferred compensation accrual	256,704	230,228
Deferred compensation paid	(150,000)	(150,000)
Net changes in operating assets and liabilities (see note 14)	287,084	(2,679,409)
Cash provided by operating activities	234,252	314,625

Investing activities:
Life insurance premiums paid	(133,928)	(129,702)
Purchase of equipment and leasehold improvements	(403,434)	(449,796)
Cash (used in) investing activities	(537,362)	(579,498)

Net (decrease) in cash and cash equivalents	(303,110)	(264,873)
Cash and cash equivalents at beginning of year	735,393	1,000,266
Cash and cash equivalents at end of year	$432,283	$735,393

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2015	7,382,706	$36,914	$4,626,781	$11,689,324	$16,353,019
Net income	—	—	—	1,389,000	1,389,000
Stock-based compensation expense	—	—	444,175	—	444,175
Balance, June 30, 2016	7,382,706	36,914	5,070,956	13,078,324	18,186,194
Net (loss)	—	—	—	(963,636)	(963,636)
Stock-based compensation expense	—	—	349,754	—	349,754
Balance, June 30, 2017	7,382,706	$36,914	$5,420,710	$12,114,688	$17,572,312

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation ("Koss"), a Delaware corporation, and its 100%-owned subsidiary (collectively the "Company"), reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia which utilize independent distributors in several foreign countries.  The Company has one subsidiary, Koss U.K. Limited ("Koss UK"), which was formed to comply with certain European Union ("EU") requirements. Koss UK is non-operating and holds no assets.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Koss and its subsidiary, Koss UK, which is a 100%-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION — The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and delivery have occurred; the seller’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  When these criteria are generally satisfied, the Company recognizes revenue.  The Company also offers certain customers the right to return products that do not meet the standards agreed on with the customer.  The Company continuously monitors such product returns and cannot guarantee that they will continue to experience the same return rates that they have experienced in the past. The Company records a provision for estimated returns based on prior product rates of return.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $213,653 and $91,259 in 2017 and 2016, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $147,797 in 2017 and $143,518 in 2016.  Such costs are expensed as incurred.

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

(LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE — (Loss) income per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” (loss) income per share.  Basic (loss) income per common and common stock equivalent share includes no dilution and is computed by dividing net (loss) income by the weighted average common shares outstanding for the period.  Diluted (loss) income per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 11 for additional information on (loss) income per common and common stock equivalent share.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.  Major expenditures for property and equipment and significant renewals are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations. See Note 5 for additional information on equipment and leasehold improvements.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2017 and 2016.

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

NEW ACCOUNTING PRONOUNCEMENTS — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts. The standard permits the use of either the retrospective or cumulative effect transition method. The Company will adopt the new standard in the first quarter of fiscal 2019 and anticipates using the retrospective method.

The Company has begun the assessment of the new standard through review of customer contracts and identification of what performance obligations exist. The preliminary results of our assessment indicate that the Company does not expect a material impact on its consolidated financial statements. The Company is continuing its assessment and may identify other impacts.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATIONS — Certain amounts previously reported have been reclassified to conform to the current presentation.

2.     UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the fiscal years ended June 30, 2017 and 2016, the costs incurred were for legal fees related to claims initiated against third parties (see Note 18). During the year ended June 30, 2016, the Company had net recoveries as a result of settling one of its claims for a gross amount of $3,000,000. For the fiscal years ended June 30, 2017 and 2016, the costs and recoveries were as follows:

	2017	2016
Legal fees incurred	$77,500	$1,714,074
Gross proceeds from settlement of the third party lawsuit	—	(3,000,000)
Proceeds from asset forfeitures	(9,952)	(75)
Unauthorized transaction related costs (recoveries), net	$67,548	$(1,286,001)

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  Accounts receivable from the Company's largest customer as of June 30, 2017, and two largest customers as of June 30, 2016, represented approximately 31% and 18% of trade account receivables, respectively.

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

Changes in the allowance for doubtful accounts, including amounts written off, provision charged to expense, and recoveries of previously written-off accounts, were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Net increase in allowance	Balance, end of year
2017	$55,175	697	$55,872
2016	$26,052	29,123	$55,175

The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 15% and 28% of the Company's trade accounts receivable at June 30, 2017 and 2016, were foreign receivables denominated in U.S. dollars.

4.                                       INVENTORIES

As of June 30, 2017 and 2016, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories would have been $0 and $471,174 higher than reported at June 30, 2017 and 2016, respectively.

The components of inventories at June 30, 2017 and 2016 were as follows:

	2017	2016
Raw materials	$2,900,499	$3,466,907
Finished goods	7,895,561	7,570,026
	10,796,060	11,036,933
Reserve for obsolete inventory	(2,450,717)	(2,441,448)
Total inventories	$8,345,343	$8,595,485

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2017 and 2016 are summarized as follows:

	Estimated useful lives	2017	2016
Machinery and equipment	5-10 years	$593,595	$592,189
Furniture and office equipment	5-10 years	359,041	373,716
Tooling	5 years	4,646,749	4,299,776
Display booths	5 years	253,680	253,680
Computer equipment	3-5 years	758,820	768,620
Leasehold improvements	3-15 years	2,317,263	2,387,626
Assets in progress	N/A	188,342	210,189
		9,117,490	8,885,796
Less: accumulated depreciation and amortization		7,709,399	7,371,324
Equipment and leasehold improvements, net		$1,408,091	$1,514,472

6.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax provision in 2017 and 2016 consisted of the following:

Year Ended June 30,	2017	2016
Current:
Federal	$19,822	$169,350
State	425	2,675
Deferred	170,299	702,013
Total income tax provision	$190,546	$874,038

The 2017 and 2016 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2017	2016
Federal income tax (benefit) expense at statutory rate	$(262,851)	$769,433
State income tax (benefit) expense, net of federal income tax benefit	(32,287)	91,660
Increase (decrease) in valuation allowance	444,000	(370,000)
Stock-based compensation	51,197	447,180
Other	(9,513)	(64,235)
Total income tax provision	$190,546	$874,038

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2017 and June 30, 2016 include:

	2017	2016
Deferred income tax assets:
Deferred compensation	$904,435	$864,954
Stock-based compensation	621,966	603,159
Accrued expenses and reserves	1,280,181	1,390,910
Federal and state net operating loss carryforwards	751,021	418,296
Valuation allowance	(444,409)	(409)
Other	—	5,979
Total deferred income tax assets	3,113,194	3,282,889

Deferred income tax liabilities:
Equipment and leasehold improvements	(67,675)	(67,390)
Other	(3,262)	(2,943)
Net deferred income tax assets	$3,042,257	$3,212,556

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards totaling $701,523 which expire in fiscal years 2035 through 2037. The Company has net operating loss carryforwards in the state of Wisconsin totaling $6,270,994 which expire in fiscal years 2030 through 2037. In addition, the Company has operating loss carryforwards in other states totaling $431,107, which expire in fiscal years 2026 through 2037.

ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2017.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2017 and 2016.  The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2017 and 2016. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2017 and 2016 would impact the effective tax rate.
The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2013 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2013 and forward.

The following are the changes in the valuation allowance:

Year Ended June 30,	Balance, beginning of year	(Increase) decrease in valuation allowance	Balance, end of year
2017	$(409)	(444,000)	$(444,409)
2016	$(370,409)	370,000	$(409)

7.                                       CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. As of June 30, 2017 and 2016, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $964 and $6,075 for the years ended June 30, 2017 and 2016, respectively.

8.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2017 and 2016 were as follows:

	2017	2016
Cooperative advertising and promotion allowances	$415,050	$479,645
Product warranty obligations	220,541	305,275
Customer credit balances	21,175	47,753
Current deferred compensation	150,000	150,000
Accrued returns	53,915	140,918
Employee benefits	54,074	83,113
Legal and professional fees	86,500	127,329
Management bonuses and profit-sharing	—	132,950
Sales commissions and bonuses	83,654	84,550
Other	64,486	50,119
	$1,149,395	$1,601,652

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

Changes to the product warranty obligations for the years ended June 30, 2017 and 2016 were as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2017	$483,530	159,990	(258,561)	$384,959
2016	$531,891	214,827	(263,188)	$483,530

10.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 2.60% and 2.60% as of June 30, 2017 and 2016, respectively. The net present value was calculated for the current officer using a discount factor of 4.80% and 4.80% at June 30, 2017 and 2016, respectively.

The Board of Directors entered into an agreement to continue the 1991 base salary of the former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 were made under this arrangement for the years ended June 30, 2017 and 2016.  The Company has a deferred compensation liability of $720,591 and $772,026 recorded as of June 30, 2017 and 2016, respectively.  Deferred compensation expense of $98,565 and $101,306 was recognized under this arrangement in 2017 and 2016, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,723,827 and $1,565,688 recorded as of June 30, 2017 and 2016, respectively.  Deferred compensation expense of $158,139 and $128,922 was recognized under this arrangement in 2017 and 2016, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

11.            (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2017 and 2016.  When dilutive, stock options are included in (loss) income per share as share equivalents using the treasury stock method.  For the years ended June 30, 2017 and 2016 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted (loss) income per share.  Shares issuable upon the exercise of outstanding options of 2,180,000 and 2,140,000 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2017 and 2016, respectively, as they would be anti-dilutive.

12.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2017, there were 1,334,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2017, there was $790,637 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.61 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $349,754 and $444,175 in 2017 and 2016, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2017 or 2016.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2017 and 2016 were $1.07 and $0.75, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2017 and 2016, the Company used the following weighted-average assumptions:

	2017	2016
Expected stock price volatility	54%	50%
Risk free interest rate	1.17%	1.48%
Expected dividend yield	—%	4.00%
Expected forfeitures	15.31%	5.60%
Expected life of options	5.9 years	4.5 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2015	2,245,000	$2.24 - $13.09	$5.33	3.69	$1,676
Granted	410,000	$2.05 - $2.83	$2.72
Exercised	—	—	$—
Expired	(458,000)	$3.00 - $13.09	$6.25
Forfeited	(57,000)	$3.00 - $6.00	$4.34
Shares under option at June 30, 2016	2,140,000	$2.05 - $9.74	$4.66	3.51	$—
Granted	485,000	$2.20 - $2.42	$2.33
Exercised	—	—	$—
Expired	(372,000)	$2.57 - $9.74	$6.24
Forfeited	(73,000)	$2.20 - $5.30	$3.00
Shares under option at June 30, 2017	2,180,000	$2.05 - $7.76	$3.93	3.47	$—
Exercisable as of June 30, 2016	1,084,000	$2.24 - $9.74	$5.57	2.47	$—
Exercisable as of June 30, 2017	1,105,166	$2.05 - $7.76	$4.88	2.28	$—

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2017 and 2016 is as follows:

	2017	2016
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$461,720	$583,727

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

As of June 30, 2017, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2017, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2017 or 2016.

14.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2017	2016
Accounts receivable	$(398,815)	$(735,388)
Inventories	250,142	(1,413,045)
Income taxes receivable	550,693	(377,976)
Prepaid expenses and other current assets	74,704	66,945
Accounts payable	276,454	(205,598)
Accrued liabilities	(452,257)	26,625
Other liabilities	(13,837)	(40,972)
Net change	$287,084	$(2,679,409)

Net cash paid (refunded) during the year for:
Income taxes	$(523,342)	$558,202
Interest	$964	$6,075

15.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2017 or 2016.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2017 and 2016, the matching contribution was 75% and 50% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $303,950 and $186,877 during 2017 and 2016, respectively.

16.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $8,089,122 during 2017 and $10,504,583 during 2016.

The Company’s sales by country were as follows:

	2017	2016
United States	$15,965,159	$15,496,763
People's Republic of China	2,332,704	969,848
Czech Republic	1,107,555	1,231,731
Sweden	1,056,746	4,322,582
Malaysia	647,707	669,782
Canada	547,745	400,672
Russian Federation	522,080	125,362
All other countries	1,874,585	2,784,606
Net sales	$24,054,281	$26,001,346

Sales during 2017 and 2016 to the Company's five largest customers, which are generally large national retailers or foreign distributors and original equipment manufacturers, represented approximately 45% and 47% of the Company's net sales, respectively. Included in these percentages were net sales to a single United States customer which represented approximately 14% and 11% of the Company's net sales during 2017 and 2016, respectively. Net sales to a single Scandinavian distributor represented approximately 17% of the Company's net sales during 2016.

17.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2017 and 2016.

18.           LEGAL MATTERS

As of June 30, 2017, the Company is party to the following matter related to the unauthorized transactions described below:

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. On or around March 11, 2016, the Court entered an order granting Park Bank's motion for summary judgment that dismissed the case. On March 22, 2016, the Company filed a Notice of Appeal that appeals the order granting Park Bank's motion for summary judgment and the Court's denial of the motion to dismiss the subrogation claims. Park Bank also filed a cross–appeal that appeals the Court's order that granted the motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss. The case remains on appeal.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 25, 2017
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 25, 2017
David D. Smith
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2017.

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

10.8
Pledge and Security Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.

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

10.13
Amendment No. 5 dated May 31, 2016 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 2016, and incorporated by reference herein.

10.14
Amendment No. 6 dated October 31, 2016 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, and incorporated by reference herein.

10.15	Amendment No. 7 dated June 29, 2017 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. **

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101
The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2017 and 2016 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith