Form 10-Q
period 2017-09-30
KOSS CORP
filed 2017-10-27
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2017

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

At October 23, 2017, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2017

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$241,148	$432,283
Accounts receivable, less allowance for doubtful accounts of $53,626 and $55,872, respectively	3,965,214	3,931,541
Inventories	8,371,937	8,345,343
Prepaid expenses and other current assets	332,629	206,395
Income taxes receivable	67,607	32,814
Total current assets	12,978,535	12,948,376

Equipment and leasehold improvements, net	1,433,974	1,408,091

Other assets:
Deferred income taxes	2,986,999	3,042,257
Cash surrender value of life insurance	6,328,047	6,024,929
Total other assets	9,315,046	9,067,186

Total assets	$23,727,555	$23,423,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,433,391	$2,243,110
Accrued liabilities	1,155,487	1,149,395
Total current liabilities	3,588,878	3,392,505

Long-term liabilities:
Deferred compensation	2,302,824	2,294,418
Other liabilities	163,000	164,418
Total long-term liabilities	2,465,824	2,458,836

Total liabilities	6,054,702	5,851,341

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,503,751	5,420,710
Retained earnings	12,132,188	12,114,688
Total stockholders' equity	17,672,853	17,572,312

Total liabilities and stockholders' equity	$23,727,555	$23,423,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30
	2017	2016
Net sales	$6,066,630	$6,348,706
Cost of goods sold	4,392,676	4,406,447
Gross profit	1,673,954	1,942,259

Selling, general and administrative expenses	1,647,706	1,775,771
Unauthorized transaction related (recoveries) costs, net	(14,409)	37,500
Interest expense	2,692	846
Income before income tax provision	37,965	128,142

Income tax provision	20,465	43,931

Net income	$17,500	$84,211

Income per common share:
Basic	$—	$0.01
Diluted	$—	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2017	2016
Operating activities:
Net income	$17,500	$84,211
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(3,653)	705
Depreciation of equipment and leasehold improvements	131,359	123,837
Stock-based compensation expense	83,041	88,523
Deferred income taxes	55,258	66,990
Change in cash surrender value of life insurance	(172,382)	(181,176)
Change in deferred compensation accrual	45,906	38,777
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities (see note 10)	(22,686)	(121,922)
Cash provided by operating activities	96,843	62,445

Investing activities:
Purchase of equipment and leasehold improvements	(157,242)	(206,309)
Life insurance premiums paid	(130,736)	(131,608)
Cash (used in) investing activities	(287,978)	(337,917)

Net (decrease) in cash and cash equivalents	(191,135)	(275,472)
Cash and cash equivalents at beginning of period	432,283	735,393
Cash and cash equivalents at end of period	$241,148	$459,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2017, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2017, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2018.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

2.    NEW ACCOUNTING PRONOUNCEMENTS

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

3.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three months ended September 30, 2016, the costs incurred were for legal fees related to claims initiated against third parties (see Note 13). For the three months ended September 30, 2017 and 2016, the costs and recoveries were as follows:

	Three Months Ended
	September 30
	2017	2016
Legal fees incurred	$—	$37,500
Proceeds from asset forfeitures	(14,409)	—
Unauthorized transaction related (recoveries) costs, net	$(14,409)	$37,500

4.    INVENTORIES

Index

The components of inventories were as follows:

	September 30, 2017	June 30, 2017
Raw materials	$2,848,202	$2,900,499
Work-in process	2,603	—
Finished goods	7,978,627	7,895,561
	10,829,432	10,796,060
Allowance for obsolete inventory	(2,457,495)	(2,450,717)
Total inventories	$8,371,937	$8,345,343

5.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2013 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2013 and forward. For the three months ended September 30, 2017, the Company recorded an income tax expense of $20,465, compared to income tax expense of $43,931 for the three months ended September 30, 2016.

The Company does not believe it has any unrecognized tax benefits as of September 30, 2017 and as of June 30, 2017. Any changes to the Company’s unrecognized tax benefits as of September 30, 2017, if recognized, would impact the effective tax rate.

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2017 and June 30, 2017, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $2,692 and $846 for the three months ended September 30, 2017 and 2016, respectively.

Index

7.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	September 30, 2017	June 30, 2017
Cooperative advertising and promotion allowances	$336,986	$415,050
Product warranty obligations	214,230	220,541
Customer credit balances	183,941	21,175
Current deferred compensation	150,000	150,000
Accrued returns	46,364	53,915
Interest	1,932	—
Employee benefits	50,442	54,074
Legal and professional fees	40,000	86,500
Management bonuses and profit-sharing	3,527	—
Sales commissions and bonuses	53,433	83,654
Other	74,632	64,486
Total accrued liabilities	$1,155,487	$1,149,395

8.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended September 30, 2017 and 2016.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended September 30, 2017 and 2016, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,395,000 and 2,365,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2017 and 2016, respectively, as they would be anti-dilutive.

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the three months ended September 30, 2017, options to purchase 490,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $1.89. In the three months ended September 30, 2016, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. Stock-based compensation expense during the three months ended September 30, 2017 was $83,041. Stock-based compensation expense during the three months ended September 30, 2016 was $88,523.

Index

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2017	2016
Accounts receivable	$(30,020)	$270,170
Inventories	(26,594)	1,207,792
Income taxes receivable	(34,793)	(23,059)
Prepaid expenses and other current assets	(126,234)	(226,315)
Accounts payable	190,281	(1,332,411)
Accrued liabilities	6,092	(11,599)
Other liabilities	(1,418)	(6,500)
Net change	$(22,686)	$(121,922)

Net cash paid during the period for:
Income taxes	$—	$10
Interest	$1,759	$846

11.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Three Months Ended
	September 30
	2017	2016
Net income	$17,500	$84,211
Stock-based compensation expense	83,041	88,523
Increase in stockholders' equity	$100,541	$172,734

12.    COMMITMENTS AND CONTINGENCIES

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

Index

13.    LEGAL MATTERS

As of September 30, 2017, the Company is party to the following matter related to the unauthorized transactions described below:

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

Results of Operations Summary

•
Net sales for the quarter ended September 30, 2017, decreased $282,076 to $6,066,630, compared to the same quarter last year. This decrease was primarily caused by a decrease in sales to export distributors in general and an OEM customer in Asia, partially offset by an increase in sales to the Scandinavian distributor and domestic customers.

•
Gross profit as a percent of sales decreased for the three months ended September 30, 2017 compared to the same periods last year. The decrease was primarily driven by the sale of certain products at lower margin due to associated burden that was capitalized in prior periods.

•
Selling, general and administrative expenses for the three months ended September 30, 2017 decreased compared to the same period in the prior year primarily due to decreases in employment related expenses and travel expense.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30
Financial Performance Summary	2017	2016
Net sales	$6,066,630	$6,348,706
Net sales (decrease) increase %	(4.4)%	14.8%
Gross profit	$1,673,954	$1,942,259
Gross profit as % of net sales	27.6%	30.6%
Selling, general and administrative expenses	$1,647,706	$1,775,771
Selling, general and administrative expenses as % of net sales	27.2%	28.0%
Unauthorized transaction related (recoveries) costs, net	$(14,409)	$37,500
Interest expense	$2,692	$846
Income before income tax provision	$37,965	$128,142
Income before income tax as % of net sales	0.6%	2.0%
Income tax provision	$20,465	$43,931
Income tax provision as % of income before income tax	53.9%	34.3%

2017 Results Compared with 2016

For the three months ended September 30, 2017, sales decreased 4.4% to $6,066,630. A decline in sales to export distributors in general and an OEM customer in Asia were partially offset by increased sales to domestic customers.

Net sales in the domestic market were approximately $4,280,000 in the three months ended September 30, 2017, which is an increase from last year's approximately $3,872,000. Increased sales through mass retail and music stores were partially offset by a decline in sales to an OEM customer.

Export net sales decreased to approximately $1,787,000 for the three months ended September 30, 2017, compared to approximately $2,477,000 for the three months ended September 30, 2016. Sales to distributors in Europe and Asia in general decreased, however the decrease was partially offset by increased sales to the Scandinavian distributor as they started to replenish their inventory and add new items.

Index

Gross profit decreased to 27.6% for the three months ended September 30, 2017, compared to 30.6% for the three months ended September 30, 2016. The decrease is primarily driven by a reduction of burden in inventory during the three months ended September 30, 2017 as the related product was sold.

Selling, general and administrative expenses for the three months ended September 30, 2017 decreased compared to the prior year. Lower expense for incentive compensation, travel, salary and 401(k) match expense contributed to this decrease.

Interest expense for the three months ended September 30, 2017 was higher than the same period last year due to more extended periods of borrowing to cover timing differences between cash provided and used by operations.

The effective income tax rate for the three months ended September 30, 2017, was 53.9%, which is comprised of the U.S. federal statutory rate of 34%, plus an increase caused by a permanent tax difference related to stock-based compensation, and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 50-54% for the year ending June 30, 2018

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2017 and 2016:

Total cash provided by (used in):	2017	2016
Operating activities	$96,843	$62,445
Investing activities	(287,978)	(337,917)
Financing activities	—	—
Net (decrease) in cash and cash equivalents	$(191,135)	$(275,472)

Operating Activities

An increase in accounts payable partially offset by an increase in prepaid expenses during the three months ended September 30, 2017, drove the increase in cash provided by operating activities.

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2017, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2018, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of September 30, 2017 and 2016, the Company had no outstanding borrowings on its bank line of credit facility.

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

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Facility. As of September 30, 2017 and June 30, 2017, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were effective.

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

As of September 30, 2017, the Company is currently involved in legal matters that are described in Note 13 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2017, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2017)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2017 and 2016 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 27, 2017
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	October 27, 2017
David D. Smith
Chief Financial Officer
Principal Accounting Officer