Form 10-Q
period 2017-12-31
KOSS CORP
filed 2018-01-31
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2017

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

At January 22, 2018, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2017

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$459,767	$432,283
Accounts receivable, less allowance for doubtful accounts of $52,938 and $55,872, respectively	3,685,763	3,931,541
Inventories	7,435,010	8,345,343
Prepaid expenses and other current assets	276,859	206,395
Income taxes receivable	31,989	32,814
Total current assets	11,889,388	12,948,376

Equipment and leasehold improvements, net	1,374,319	1,408,091

Other assets:
Deferred income taxes	—	3,042,257
Cash surrender value of life insurance	6,328,040	6,024,929
Total other assets	6,328,040	9,067,186

Total assets	$19,591,747	$23,423,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,243,835	$2,243,110
Accrued liabilities	1,061,715	1,149,395
Total current liabilities	2,305,550	3,392,505

Long-term liabilities:
Deferred compensation	2,311,230	2,294,418
Other liabilities	157,044	164,418
Total long-term liabilities	2,468,274	2,458,836

Total liabilities	4,773,824	5,851,341

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,586,542	5,420,710
Retained earnings	9,194,467	12,114,688
Total stockholders' equity	14,817,923	17,572,312

Total liabilities and stockholders' equity	$19,591,747	$23,423,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Net sales	$5,883,877	$6,687,797	$11,950,507	$13,036,503
Cost of goods sold	3,997,922	4,481,086	8,390,598	8,887,533
Gross profit	1,885,955	2,206,711	3,559,909	4,148,970

Selling, general and administrative expenses	1,800,304	1,987,391	3,448,010	3,763,162
Unauthorized transaction related (recoveries) costs, net	(1,771)	(3,404)	(16,180)	34,096
Interest expense	2,526	118	5,218	964
Income before income tax provision	84,896	222,606	122,861	350,748

Income tax provision	3,022,617	82,494	3,043,082	126,425

Net (loss) income	$(2,937,721)	$140,112	$(2,920,221)	$224,323

(Loss) income per common share:
Basic	$(0.40)	$0.02	$(0.40)	$0.03
Diluted	$(0.40)	$0.02	$(0.40)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2017	2016
Operating activities:
Net (loss) income	$(2,920,221)	$224,323
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(4,341)	(1,811)
Loss on disposal of equipment and leasehold improvements	343	—
Depreciation of equipment and leasehold improvements	263,550	254,820
Stock-based compensation expense	165,832	177,045
Deferred income taxes	3,042,257	76,053
Change in cash surrender value of life insurance	(172,214)	(180,542)
Change in deferred compensation accrual	91,812	77,554
Deferred compensation paid	(75,000)	(75,000)
Net changes in operating assets and liabilities (see note 10)	(3,516)	(12,776)
Cash provided by operating activities	388,502	539,666

Investing activities:
Purchase of equipment and leasehold improvements	(230,121)	(335,381)
Life insurance premiums paid	(130,897)	(131,769)
Cash (used in) investing activities	(361,018)	(467,150)

Net increase in cash and cash equivalents	27,484	72,516
Cash and cash equivalents at beginning of period	432,283	735,393
Cash and cash equivalents at end of period	$459,767	$807,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2017, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2017, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2018.

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

The Company has begun the assessment of the new revenue standard through review of customer contracts and identification of what performance obligations exist. The preliminary results of our assessment indicate that the Company expects an immaterial impact on its consolidated financial statements and related disclosures. The Company is continuing its assessment and may identify other impacts.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all leases to be recorded on a company's balance sheet as right-of-use assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company plans to early adopt the new standard in the first quarter of fiscal 2019.

The Company has begun the assessment of the new lease standard through review of lease contracts and calculation of the required adjustments. The preliminary result of our assessment is that the Company expects an immaterial impact on its consolidated statement of operations and a material impact as a result of recording the right-of-use asset and corresponding lease liability on the Company's consolidated balance sheet. The Company is continuing its assessment and may identify other impacts.

Index

3.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the six months ended December 31, 2016, the costs incurred were for legal fees related to claims initiated against third parties (see Note 13). For the three and six months ended December 31, 2017 and 2016, the costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Legal fees incurred	$—	$—	$—	$37,500
Proceeds from asset forfeitures	(1,771)	(3,404)	(16,180)	(3,404)
Unauthorized transaction related (recoveries) costs, net	$(1,771)	$(3,404)	$(16,180)	$34,096

4.    INVENTORIES

The components of inventories were as follows:

	December 31, 2017	June 30, 2017
Raw materials	$2,779,234	$2,900,499
Finished goods	7,063,371	7,895,561
	9,842,605	10,796,060
Allowance for obsolete inventory	(2,407,595)	(2,450,717)
Total inventories	$7,435,010	$8,345,343

5.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The statute of limitations for the Company’s federal tax returns for tax years beginning July 1, 2013 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2013 and forward.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed. The Tax Act significantly changed the income tax environment for US corporations, including the reduction of the US federal corporate tax rate from 35% to 21%. Accordingly, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. For the three and six months ended December 31, 2017, the Company recorded an income tax expense of $3,022,617 and $3,043,082, compared to income tax expense of $82,494 and $126,425 for the three and six months ended December 31, 2016. The income tax expense for the three and six months ended December 31, 2017 includes $713,826 for the write-down of deferred income taxes due to the change in federal statutory tax rate as a result of the passage of the Tax Act. Income tax expense for the three and six months ended December 31, 2017 also includes $2,241,389 related to the recording of a valuation allowance for all deferred tax assets. The valuation allowance was recorded due to uncertainty of the realizability of the deferred tax assets.

The Company does not believe it has any unrecognized tax benefits as of December 31, 2017 and as of June 30, 2017. Any changes to the Company’s unrecognized tax benefits as of December 31, 2017, if recognized, would impact the effective tax rate.

Index

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2017 and June 30, 2017, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $2,526 and $5,218 for the three and six months ended December 31, 2017, respectively. For the three and six months ended December 31, 2016, interest expense was $118 and $964, respectively.

7.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	December 31, 2017	June 30, 2017
Cooperative advertising and promotion allowances	$395,866	$415,050
Product warranty obligations	204,251	220,541
Customer credit balances	31,640	21,175
Current deferred compensation	150,000	150,000
Accrued returns	55,369	53,915
Interest	1,144	—
Employee benefits	59,181	54,074
Legal and professional fees	85,500	86,500
Management bonuses and profit-sharing	9,339	—
Sales commissions and bonuses	54,101	83,654
Other	15,324	64,486
Total accrued liabilities	$1,061,715	$1,149,395

8.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended December 31, 2017 and 2016.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended December 31, 2017 and 2016, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,395,000 and 2,365,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended December 31, 2017 and 2016, respectively, as they would be anti-dilutive.

Index

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees, non-employee directors and non-employee consultants. In the six months ended December 31, 2017, options to purchase 490,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $1.89. In the six months ended December 31, 2016, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. Stock-based compensation expense during the three and six months ended December 31, 2017 was $82,791 and $165,832, respectively. Stock-based compensation expense during the three and six months ended December 31, 2016 was $88,522 and $177,045, respectively.

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2017	2016
Accounts receivable	$250,119	$(145,858)
Inventories	910,333	615,186
Income taxes receivable	825	50,373
Prepaid expenses and other current assets	(70,464)	(126,268)
Accounts payable	(999,275)	31,465
Accrued liabilities	(87,680)	(432,879)
Other liabilities	(7,374)	(4,795)
Net change	$(3,516)	$(12,776)

Net cash paid during the period for:
Income taxes	$800	$810
Interest	$5,171	$964

11.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Six Months Ended
	December 31
	2017	2016
Net (loss) income	$(2,920,221)	$224,323
Stock-based compensation expense	165,832	177,045
(Decrease) increase in stockholders' equity	$(2,754,389)	$401,368

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

Index

13.    LEGAL MATTERS

As of December 31, 2017, the Company is party to the following matter related to the unauthorized transactions described below:

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. On or around March 11, 2016, the Court entered an order granting Park Bank's motion for summary judgment that dismissed the case. On March 22, 2016, the Company filed a Notice of Appeal that appeals the order granting Park Bank's motion for summary judgment and the Court's denial of the motion to dismiss the subrogation claims. Park Bank also filed a cross–appeal that appeals the Court's order that granted the motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss. On December 12, 2017, the Court of Appeals issued its decision that affirmed the Circuit Court’s judgment dismissing the Company’s claim against Park Bank. The Company filed a Petition for Review of that decision before the Supreme Court of Wisconsin and that petition remains pending.

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

Results of Operations Summary

•
Net sales for the quarter ended December 31, 2017, decreased $803,920 to $5,883,877, compared to the same quarter last year. For the six months ended December 31, 2017, sales decreased to $11,950,507 from $13,036,503 in the prior year comparable period. The decrease in the three and six months ended December 31, 2017, was primarily caused by a decrease in sales to export distributors in general and an OEM customer in Asia, partially offset by an increase in sales to the Scandinavian distributor and domestic customers.

•
Gross profit as a percent of sales decreased for the three and six months ended December 31, 2017, compared to the same periods last year. The decrease was primarily driven by change in the mix of business by product, customer and sales channel.

•
Selling, general and administrative expenses for the three and six months ended December 31, 2017, decreased compared to the same period in the prior year primarily due to decreases in sales commissions, employment related expenses and new product testing expense.

•
Tax expense for the three and six months ended December 31, 2017, increased compared to the same period in the prior year due to the write-down of deferred tax assets to the new federal statutory rate as well as an increase in the valuation allowance to include all deferred tax assets.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2017	2016	2017	2016
Net sales	$5,883,877	$6,687,797	$11,950,507	$13,036,503
Net sales (decrease) increase %	(12.0)%	(7.5)%	(8.3)%	2.2%
Gross profit	$1,885,955	$2,206,711	$3,559,909	$4,148,970
Gross profit as % of net sales	32.1%	33.0%	29.8%	31.8%
Selling, general and administrative expenses	$1,800,304	$1,987,391	$3,448,010	$3,763,162
Selling, general and administrative expenses as % of net sales	30.6%	29.7%	28.9%	28.9%
Unauthorized transaction related (recoveries) costs, net	$(1,771)	$(3,404)	$(16,180)	$34,096
Interest expense	$2,526	$118	$5,218	$964
Income before income tax provision	$84,896	$222,606	$122,861	$350,748
Income before income tax as % of net sales	1.4%	3.3%	1.0%	2.7%
Income tax provision	$3,022,617	$82,494	$3,043,082	$126,425
Income tax provision as % of income before income tax	3,560.4%	37.1%	2,476.8%	36.0%

2017 Results Compared with 2016
(comments refer to both the three and six month periods unless otherwise stated)

For the three months ended December 31, 2017, sales declined 12.0% due to overall decreases in the export and domestic markets. In the export market the decrease was driven by an OEM customer in Asia, and in the domestic market it was driven by music and education channels. For the six months ended December 31, 2017, sales decreased 8.3% to $11,950,507. A decline in sales to export distributors in general and an OEM customer in Asia were partially offset by increased sales to domestic customers.

Index

Net sales in the domestic market were approximately $3,968,000 in the three months ended December 31, 2017, which is a decrease from last year's approximately $4,297,000. Declines in sales to certain distributors, a grocery chain, music and education customers were partially offset by increases to mass retail. For the six months ended December 31, 2017, domestic net sales increased from $8,178,000 to approximately $8,246,000. Increased sales through mass retail were partially offset by a decline in sales to certain distributors, a grocery chain and an education customer.

Export net sales decreased to approximately $1,916,000 for the three months ended December 31, 2017, compared to approximately $2,391,000 for the three months ended December 31, 2016. For the six months ended December 31, 2017, sales decreased to approximately $3,705,000 from $4,859,000 last year. Sales to an OEM customer in Asia and to distributors in Europe and Asia in general decreased, however the decrease was partially offset by increased sales to the Scandinavian distributor as they replenish their inventory and add new items.

Gross profit decreased to 32.1% for the three months ended December 31, 2017, compared to 33.0% for the three months ended December 31, 2016. The decrease is driven by change in the mix of sales by product, customer and sales channel.

Selling, general and administrative expenses for the three and six months ended December 31, 2017 decreased compared to the prior year. Lower expense for sales commissions, incentive compensation, new product testing, travel, and 401(k) match expense contributed to this decrease.

Interest expense for the three and six months ended December 31, 2017 was higher than the same period last year due to more frequent and extended periods of borrowing to cover timing differences between cash provided and used by operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("the Tax Act") was signed. The Tax Act significantly changed the income tax environment for US corporations. The effective income tax rate for the six months ended December 31, 2017, was 2,476.8%. This is comprised of a blended U.S. federal statutory rate of 27.5%, the write-down of deferred taxes to the new federal statutory rate of 21%, an increase in the valuation allowance to include all deferred tax assets due to uncertainty of the realizability of those assets, and the effect of state income taxes.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2017 and 2016:

Total cash provided by (used in):	2017	2016
Operating activities	$388,502	$539,666
Investing activities	(361,018)	(467,150)
Financing activities	—	—
Net increase in cash and cash equivalents	$27,484	$72,516

Operating Activities

The decrease in accounts payable partially offset by a decrease in inventory during the six months ended December 31, 2017, drove the decrease in cash provided by operating activities.

Investing Activities

Cash used in investing activities was lower for the six months ended December 31, 2017, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2018, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Index

Financing Activities

As of December 31, 2017 and 2016, the Company had no outstanding borrowings on its bank line of credit facility.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On May 31, 2016, the Credit Agreement was amended to extend the expiration to July 31, 2018, and to amend certain financial covenants. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2017 and June 30, 2017, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2017 were effective.

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

As of December 31, 2017, the Company is currently involved in legal matters that are described in Note 13 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2017, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2017)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2017.

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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2017 and 2016 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 31, 2018
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 31, 2018
David D. Smith
Chief Financial Officer
Principal Accounting Officer