Form 10-Q
period 2018-03-31
KOSS CORP
filed 2018-05-11
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2018

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

At May 7, 2018, there were 7,382,706 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2018

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,569,909	$432,283
Accounts receivable, less allowance for doubtful accounts of $58,960 and $55,872, respectively	3,008,988	3,931,541
Inventories	6,356,456	8,345,343
Prepaid expenses and other current assets	330,066	206,395
Income taxes receivable	26,863	32,814
Total current assets	11,292,282	12,948,376

Equipment and leasehold improvements, net	1,273,145	1,408,091

Other assets:
Deferred income taxes	—	3,042,257
Cash surrender value of life insurance	6,337,390	6,024,929
Total other assets	6,337,390	9,067,186

Total assets	$18,902,817	$23,423,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$828,541	$2,243,110
Accrued liabilities	1,507,422	1,149,395
Total current liabilities	2,335,963	3,392,505

Long-term liabilities:
Deferred compensation	2,319,636	2,294,418
Other liabilities	159,371	164,418
Total long-term liabilities	2,479,007	2,458,836

Total liabilities	4,814,970	5,851,341

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,669,334	5,420,710
Retained earnings	8,381,599	12,114,688
Total stockholders' equity	14,087,847	17,572,312

Total liabilities and stockholders' equity	$18,902,817	$23,423,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Net sales	$4,326,674	$4,773,915	$16,277,181	$17,810,418
Cost of goods sold	3,363,121	3,823,613	11,753,719	12,711,146
Gross profit	963,553	950,302	4,523,462	5,099,272

Selling, general and administrative expenses	1,772,560	1,965,698	5,220,570	5,728,860
Unauthorized transaction related (recoveries) costs, net	(1,265)	39,663	(17,445)	73,759
Interest expense	—	—	5,218	964
(Loss) before income tax provision	(807,742)	(1,055,059)	(684,881)	(704,311)

Income tax provision	5,126	62,523	3,048,208	188,948

Net (loss)	$(812,868)	$(1,117,582)	$(3,733,089)	$(893,259)

(Loss) per common share:
Basic	$(0.11)	$(0.15)	$(0.51)	$(0.12)
Diluted	$(0.11)	$(0.15)	$(0.51)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2018	2017
Operating activities:
Net (loss)	$(3,733,089)	$(893,259)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	2,626	(4,843)
Loss on disposal of equipment and leasehold improvements	343	6,230
Depreciation of equipment and leasehold improvements	385,221	375,786
Stock-based compensation expense	248,624	265,568
Deferred income taxes	3,042,257	190,016
Change in cash surrender value of life insurance	(181,403)	(187,563)
Change in deferred compensation accrual	137,718	116,331
Deferred compensation paid	(112,500)	(112,500)
Net changes in operating assets and liabilities (see note 10)	1,729,505	761,846
Cash provided by operating activities	1,519,302	517,612

Investing activities:
Purchase of equipment and leasehold improvements	(250,618)	(365,081)
Life insurance premiums paid	(131,058)	(133,767)
Cash (used in) investing activities	(381,676)	(498,848)

Net increase in cash and cash equivalents	1,137,626	18,764
Cash and cash equivalents at beginning of period	432,283	735,393
Cash and cash equivalents at end of period	$1,569,909	$754,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2017, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2018, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2018.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized will reflect the consideration expected to be received for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts. The standard permits the use of either the full or modified retrospective transition method. The Company will adopt the new standard in the first quarter of fiscal 2019 and anticipates using the full retrospective method.

The Company has begun the assessment of the new revenue standard through review of customer contracts, identification of what performance obligations exist, and calculation of the required adjustments. The preliminary results of our assessment indicate that the Company expects an immaterial impact on its consolidated financial statements and related disclosures. The Company is continuing its assessment and may identify other impacts.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all leases to be recorded on a company's balance sheet as right-of-use assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company plans to early adopt the new standard in the first quarter of fiscal 2019.

The Company has begun the assessment of the new lease standard through review of lease contracts and calculation of the required adjustments. The preliminary result of our assessment is that the Company expects an immaterial impact on its consolidated statements of operations and a material impact as a result of recording the right-of-use asset and corresponding lease liability on the Company's consolidated balance sheets. The Company is continuing its assessment and may identify other impacts.

Index

3.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and nine months ended March 31, 2017, the costs incurred were for legal fees related to claims initiated against a third party (see Note 13). For the three and nine months ended March 31, 2018 and 2017, the costs and recoveries were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Legal fees incurred	$—	$40,000	$—	$77,500
Proceeds from asset forfeitures	(1,265)	(337)	(17,445)	(3,741)
Unauthorized transaction related (recoveries) costs, net	$(1,265)	$39,663	$(17,445)	$73,759

4.    INVENTORIES

The components of inventories were as follows:

	March 31, 2018	June 30, 2017
Raw materials	$2,741,338	$2,900,499
Work-in process	5,644	—
Finished goods	6,278,088	7,895,561
	9,025,070	10,796,060
Allowance for obsolete inventory	(2,668,614)	(2,450,717)
Total inventories	$6,356,456	$8,345,343

5.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The statute of limitations for the Company’s federal tax returns for tax years beginning July 1, 2014 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2014 and forward.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed. The Tax Act significantly changed the income tax environment for US corporations, including the reduction of the US federal corporate tax rate from 35% to 21%. Accordingly, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. For the three and nine months ended March 31, 2018, the Company recorded an income tax expense of $5,126 and $3,048,208, respectively, compared to income tax expense of $62,523 and $188,948 for the three and nine months ended March 31, 2017, respectively. The income tax expense for the nine months ended March 31, 2018 includes $713,826 for the write-down of deferred income taxes due to the change in federal statutory tax rate as a result of the passage of the Tax Act. There was no tax expense in the three months ended March 31, 2018, related to the change in federal statutory tax rate. Income tax expense for the three and nine months ended March 31, 2018, also includes $187,846 and $2,429,235, respectively, related to the recording of a valuation allowance for all deferred tax assets. The valuation allowance was recorded due to uncertainty of the realizability of the deferred tax assets.

The Company does not believe it has any unrecognized tax benefits as of March 31, 2018, and as of June 30, 2017. Any changes to the Company’s unrecognized tax benefits as of March 31, 2018, if recognized, would impact the effective tax rate.

Index

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants.  On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2018, and June 30, 2017, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $5,218 and $964 for the nine months ended March 31, 2018 and 2017, respectively. There was no interest expense in the three months ended March 31, 2018 and 2017.

7.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	March 31, 2018	June 30, 2017
Cooperative advertising and promotion allowances	$462,082	$415,050
Product warranty obligations	193,578	220,541
Customer credit balances	344,663	21,175
Current deferred compensation	150,000	150,000
Accrued returns	48,508	53,915
Employee benefits	60,272	54,074
Legal and professional fees	66,000	86,500
Sales commissions and bonuses	130,347	83,654
Other	51,972	64,486
Total accrued liabilities	$1,507,422	$1,149,395

8.    LOSS PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic loss per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the periods ended March 31, 2018 and 2017.  When dilutive, stock options are included in income per share as share equivalents using the treasury stock method.  For the periods ended March 31, 2018 and 2017, there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted income per share.  Shares issuable upon the exercise of outstanding options of 2,395,000 and 2,345,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended March 31, 2018 and 2017, respectively, as they would be anti-dilutive.

Index

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees and non-employee directors. In the nine months ended March 31, 2018, options to purchase 490,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $1.89. In the nine months ended March 31, 2017, options to purchase 485,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.33. Stock-based compensation expense during the three and nine months ended March 31, 2018 was $82,792 and $248,624, respectively. Stock-based compensation expense during the three and nine months ended March 31, 2017 was $88,523 and $265,568, respectively.

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2018	2017
Accounts receivable	$919,927	$585,803
Inventories	1,988,887	641,211
Prepaid expenses and other current assets	(123,671)	(93,147)
Income taxes receivable	5,951	529,378
Accounts payable	(1,414,569)	(551,606)
Accrued liabilities	358,027	(338,137)
Other liabilities	(5,047)	(11,656)
Net change	$1,729,505	$761,846

Net cash paid (refunded) during the period for:
Income taxes	$3,182	$(523,342)
Interest	$5,218	$964

11.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Nine Months Ended
	March 31
	2018	2017
Net (loss)	$(3,733,089)	$(893,259)
Stock-based compensation expense	248,624	265,568
(Decrease) in stockholders' equity	$(3,484,465)	$(627,691)

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

Index

13.    LEGAL MATTERS

As of March 31, 2018, the Company is party to the following matter related to the unauthorized transactions described below:

•
On December 17, 2010, the Company filed an action against Park Bank in Circuit Court of Milwaukee County, Wisconsin alleging a claim of breach of the Uniform Fiduciaries Act relating to the unauthorized transactions, as previously reported. In 2015, Park Bank filed third party claims based on contribution and subrogation against Grant Thornton LLP and Michael Koss. The Court granted motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss, but determined that it was premature to decide the subrogation claims at this stage of the proceedings. On or around March 11, 2016, the Court entered an order granting Park Bank's motion for summary judgment that dismissed the case. On March 22, 2016, the Company filed a Notice of Appeal that appeals the order granting Park Bank's motion for summary judgment and the Court's denial of the motion to dismiss the subrogation claims. Park Bank also filed a cross–appeal that appeals the Court's order that granted the motions to dismiss the contribution claims against Grant Thornton LLP and Michael Koss. On December 12, 2017, the Court of Appeals issued its decision that affirmed the Circuit Court’s judgment dismissing the Company’s claim against Park Bank. The Company filed a Petition for Review of that decision before the Supreme Court of Wisconsin. On March 14, 2018, the Court granted the Petition. The case is currently pending before the Wisconsin Supreme Court.

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

Results of Operations Summary

•
Net sales for the quarter ended March 31, 2018, decreased $447,241 to $4,326,674, compared to the same quarter last year. For the nine months ended March 31, 2018, net sales were $16,277,181 compared to $17,810,418 for the same period last year for a decrease of 8.6%. A decline in sales to export distributors in general and an OEM customer in Asia, partially offset by an increase in sales to domestic customers, drove the decrease in net sales for the three and nine months ended March 31, 2018.

•
Gross profit as a percent of sales increased for the three months ended March 31, 2018 compared to the same quarter last year. The lower margin in the prior year was driven by an inventory write-down of a certain product to net realizable value which was not repeated this year. A decrease in gross profit for the nine months ended March 31, 2018, compared to the same period last year was primarily driven by change in the mix of business by product, customer and sales channel.

•
Selling, general and administrative expenses for the three and nine months ended March 31, 2018, decreased compared to the same period in the prior year primarily due to decreases in sales commissions, incentive compensation and marketing expense.

•
Tax expense for the three months ended March 31, 2018, was minimal due to an offsetting change in the valuation allowance for deferred tax assets. The write-down of deferred tax assets to the new federal statutory rate as well as an increase in the valuation allowance to include all deferred tax assets caused the increase in tax expense for the nine months ended March 31, 2018, compared to the same period in the prior year.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2018	2017	2018	2017
Net sales	$4,326,674	$4,773,915	$16,277,181	$17,810,418
Net sales (decrease) increase %	(9.4)%	(20.5)%	(8.6)%	(5.1)%
Gross profit	$963,553	$950,302	$4,523,462	$5,099,272
Gross profit as % of net sales	22.3%	19.9%	27.8%	28.6%
Selling, general and administrative expenses	$1,772,560	$1,965,698	$5,220,570	$5,728,860
Selling, general and administrative expenses as % of net sales	41.0%	41.2%	32.1%	32.2%
Unauthorized transaction related (recoveries) costs, net	$(1,265)	$39,663	$(17,445)	$73,759
Interest expense	$—	$—	$5,218	$964
(Loss) before income tax provision	$(807,742)	$(1,055,059)	$(684,881)	$(704,311)
(Loss) before income tax as % of net sales	(18.7)%	(22.1)%	(4.2)%	(4.0)%
Income tax provision	$5,126	$62,523	$3,048,208	$188,948
Income tax provision as % of (loss) before income tax	(0.6)%	(5.9)%	(445.1)%	(26.8)%

Index

2018 Results Compared with 2017
(comments refer to both the three and nine month periods unless otherwise stated)

For the three months ended March 31, 2018, sales declined 9.4% due to overall decreases in the export markets partially offset by increased sales in the domestic markets. In the export market the decrease was driven by an OEM customer in Asia. The increase in the domestic market was driven by sales to mass retail. For the nine months ended March 31, 2018, sales decreased 8.6% to $16,277,181. A decline in sales to export distributors in general and an OEM customer in Asia were partially offset by increased sales to domestic customers, driven primarily by mass retailers.

Domestic net sales increased from approximately $3,103,000 in the three months ended March 31, 2017, to approximately $3,526,000 in the three months ended March 31, 2018. Increased sales to mass retail, prison distributors, and an education customer were partially offset by a decline in sales to certain other distributors. For the nine months ended March 31, 2018, domestic net sales increased from $11,089,000 in the prior year to approximately $11,771,000. Increased sales through mass retail and prison distributors were partially offset by a decline in sales to certain distributors, a grocery chain and an education customer.

Export net sales decreased from approximately $1,671,000 to approximately $801,000 for the three months ended March 31, 2017 and 2018, respectively. For the nine months ended March 31, 2018, sales decreased to approximately $4,506,000 from $6,721,000 in the same period last year. Sales to an OEM customer in Asia and to distributors in Europe and Asia in general caused the decline.

Gross profit increased to 22.3% for the three months ended March 31, 2018, compared to 19.9% for the three months ended March 31, 2017. The lower gross profit in the prior year was largely due to an inventory write-down of a certain product to net realizable value, which was not repeated this year. The decrease in gross profit for the nine months ended March 31, 2018, from 28.6% to 27.8% is driven by change in the mix of sales by product, customer and sales channel and partially offset by a decrease in freight expenses.

Selling, general and administrative expenses for the three and nine months ended March 31, 2018, decreased compared to the prior year. Lower expense for sales commissions, incentive compensation, marketing, and travel, partially offset by an increase in legal fees, contributed to this decrease.

More frequent and extended periods of borrowing to cover timing differences between cash provided and used by operations caused an increase in interest expense for the nine months ended March 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("the Tax Act") was signed. The Tax Act significantly changed the income tax environment for US corporations. The income tax expense for the nine months ended March 31, 2018, was comprised of a blended U.S. federal statutory rate of 27.5%, the write-down of deferred taxes to the new federal statutory rate of 21%, an increase in the valuation allowance to include all deferred tax assets due to uncertainty of the realizability of those assets, and the effect of state income taxes.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2018 and 2017:

Total cash provided by (used in):	2018	2017
Operating activities	$1,519,302	$517,612
Investing activities	(381,676)	(498,848)
Financing activities	—	—
Net increase in cash and cash equivalents	$1,137,626	$18,764

Index

Operating Activities

The decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable, drove the increase in cash provided by operating activities during the nine months ended March 31, 2018.

Investing Activities

Cash used in investing activities was lower for the nine months ended March 31, 2018, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2018, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of March 31, 2018 and 2017, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2018 or 2017 under the stock repurchase program.  No stock options were exercised in 2018 or 2017.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2018 and June 30, 2017, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2018 were effective.

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

As of March 31, 2018, the Company is currently involved in legal matters that are described in Note 13 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2018, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2018)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

10.16	Amendment No. 8 dated May 9, 2018 to Credit Agreement dated May 12, 2010 between Koss Corporation and JPMorgan Chase Bank, N.A. **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2018 and 2017 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 11, 2018
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	May 11, 2018
David D. Smith
Chief Financial Officer
Principal Accounting Officer