Form 10-K
period 2018-06-30
KOSS CORP
filed 2018-08-23
CIK 56701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2017, was approximately $8,010,893 (based on the $3.09 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2017).

On August 13, 2018, there were 7,382,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2018

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

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has approximately 200 domestic dealers and its products are carried in approximately 12,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 77% of the Company’s fiscal year 2018 sales were from stereo headphones used for listening to music.  The remaining 23% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers ("OEM"). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 513 trademarks registered in 90 countries around the world and 233 patents in 27 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2018, the Company took additional steps to monitor and enforce its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2018, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2018, is not significant in relation to net sales during fiscal year 2018 or projected fiscal year 2019 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products through approximately 12,000 domestic retail outlets and numerous retailers worldwide.  The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years. The Company’s sales to its largest single customer, Wal-Mart, were approximately 20% and 14% of net sales in fiscal year 2018 and 2017, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Wal-Mart in both years) accounted for approximately 47% and 45% of net sales in fiscal years 2018 and 2017, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $427,009 during fiscal year 2018. These activities were conducted by both Company personnel and outside consultants.  There was $213,653 in expenses for research and development activities during fiscal year 2017. The Company expects to incur research and development costs related to its Bluetooth® and traditional wired headphones during fiscal year 2019 as it is planning to introduce several new product offerings.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2018 and 2017, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2018, the Company employed 34 non-union employees, 5 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2018.

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

	2018	2017
United States	$16,564,924	$15,965,159
People's Republic of China	1,602,588	2,332,704
Sweden	1,436,561	1,056,746
Czech Republic	1,298,220	1,107,555
Malaysia	543,093	647,707
Russian Federation	491,649	522,080
Canada	414,350	547,745
All other countries	1,164,056	1,874,585
Net sales	$23,515,441	$24,054,281

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People's Republic of China and Taiwan.  Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take 120 days.  The Company believes that it could restore production of its top ten selling models (which represent approximately 67% of the Company’s 2018 net sales) within one year.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

ITEM 3.                                                     LEGAL PROCEEDINGS.

As of June 30, 2018, the Company is involved in a legal matter against a third party related to the unauthorized transactions as previously reported. In addition, on or around July 13, 2018, the Company was served with a lawsuit by a former celebrity endorser of certain of the Company's products alleging that the Company continued to use her name and image to market the products after the termination of their agreement without her consent. A description of these legal matters are included at Note 18 of the Notes to Consolidated Financial Statements included herein, which description is incorporated herein by reference.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 398 record holders of the Company’s common stock as of August 13, 2018.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years are shown below. There were no dividends declared during the fiscal years ended June 30, 2018 and 2017.

Quarter Ended	High	Low
September 30, 2016	$2.60	$1.96
December 31, 2016	$3.69	$2.08
March 31, 2017	$2.76	$2.01
June 30, 2017	$2.29	$1.59
September 30, 2017	$2.07	$1.40
December 31, 2017	$3.58	$1.40
March 31, 2018	$2.52	$1.75
June 30, 2018	$3.00	$1.70

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2018)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2018, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2018 and 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2018 and 2017.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Fiscal Year 2018 Summary

•
Net sales decreased 2.2% to $23,515,441 on volume declines with distributors in export markets in general as well as to an original equipment manufacturer ("OEM") customer in Asia. This was partially offset by improvement in the domestic market and an increase in sales to distributors in Scandinavia and the Czech Republic.

•
Gross profit as a percent of sales decreased 0.7% to 28.0%. The decrease was primarily due to a change in the mix of sales by product and by channel, as well as write-downs of excess and obsolete inventory to the expected net realizable value.

•
Selling, general and administrative spending was lower as a result of decreased costs for sales commissions, salaries, travel and marketing expense. These reductions were partially offset by an increase in legal expense.

•
Income tax expense increased compared to the same period in the prior year due to the write-down of deferred tax assets to the new federal statutory rate as well as an increase in the valuation allowance to include all deferred tax assets.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2018	2017
Net sales	$23,515,441	$24,054,281
Net sales (decrease) %	(2.2)%	(7.5)%
Gross profit	$6,582,010	$6,895,304
Gross profit as % of net sales	28.0%	28.7%
Selling, general and administrative expenses	$6,938,921	$7,599,882
Selling, general and administrative expenses as % of net sales	29.5%	31.6%
Unauthorized transaction related (recoveries) costs, net	$(18,765)	$67,548
Interest expense	$5,218	$964
(Loss) before income tax provision	$(343,364)	$(773,090)
(Loss) before income tax provision as % of net sales	(1.5)%	(3.2)%
Income tax provision	$3,042,696	$190,546
Income tax provision as % of (loss) before taxes	(886.1)%	(24.6)%

2018 Results of Operations Compared with 2017

Net sales for 2018 decreased primarily due to decreased sales to distributors in export markets and to an export OEM customer. The decline in export sales was partially offset by increased sales to a mass retailer which drove improvement in the domestic market.

Export net sales decreased by $1,138,605 to $6,950,517. The distributor in Asia, which had sales of $337,747 in the prior year, did not order in 2018. Sales to an OEM customer in Asia decreased by $730,116 to $1,602,588 in fiscal 2018. After a very disappointing prior year, the distributor in Scandinavia started to show signs of improvement with a sales increase of $379,815 for net sales of $1,436,561 in the year ended June 30, 2018. Struggling economies and exchange rate fluctuations contributed to decreased sales across the board in other export markets.

Net sales in the domestic market increased by $599,765 to $16,564,924. Sales to a large mass retailer increased by $1,443,149 to $4,790,676 due to a new product being carried in their stores. Decreases to certain distributors ($466,511) and e-commerce ($93,022) as well as the loss of a grocery chain ($215,157), a mass retailer ($144,303), and an education customer ($162,000) were partially offset by increased sales to prison distributors ($209,613) and an OEM customer ($93,633).

Gross profit as a percent of sales in 2018 was 28.0%, which was 0.7% lower than 2017. The decline in gross profit percentage was primarily due to the mix of sales across sales channels and products. Gross profit as a percent of sales varies widely across products as well as across sales channels. Write-downs of excess and obsolete inventory to the expected net realizable value also contributed to the decrease in gross profit percentage.

Selling, general and administrative expenses decreased compared to the prior fiscal year. The Company reduced costs for sales commissions (approximately $153,000), salaries (approximately $79,000), travel (approximately $68,000), and marketing expenses (approximately $181,000). These decreases were offset by increased legal expense (approximately $191,000). Sales commissions decreased as a result of lower sales in the year ended June 30, 2018 and reductions in commission rates. Salaries expense decreased as certain employees who retired in 2017 and the first half of 2018 were not replaced or were replaced at a lower rate. Less travel to Europe and Asia drove the decline in related travel expense. The expiration of certain subscriptions and endorsement agreements caused a reduction in marketing expense for the year ended June 30, 2018. Legal expense was higher in the year ended June 30, 2018, primarily due to the Company's efforts relating to monitoring and enforcing its intellectual property.

Loss before income tax provision decreased as a result of reduced selling, general and administrative expenses during the year ended June 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("the Tax Act") was signed. The Tax Act significantly changed the income tax environment for US corporations. The income tax expense for the twelve months ended June 30, 2018, was comprised of a blended U.S. federal statutory rate of 27.5%, the write-down of deferred taxes to the new federal statutory rate of 21%, an increase in the valuation allowance to include all deferred tax assets due to uncertainty of the realizability of those assets, and the effect of state income taxes. It is anticipated that the effective income tax rate will be approximately 25-27% in 2019, which reflects the 21% federal rate and a typical state tax rate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2018	2017
Total cash provided by (used in):
Operating activities	$1,031,087	$234,252
Investing activities	(381,837)	(537,362)
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$649,250	$(303,110)

Operating Activities

Changes in operating assets and liabilities generated $640,233 in cash during the year ended June 30, 2018. The Company reduced inventory by $2,206,664. This was offset by a $773,330 increase in accounts receivable and a decrease in accounts payable of $813,619. Accounts receivable increased as a result of increased sales in the three months ended June 30, 2018 compared to the same period in the prior year. The decrease in accounts payable is a result of the reduction in inventory and the timing of payments at the end of 2018.

Investing Activities

Cash used in investing activities was slightly lower for 2018 as the Company decreased spending on tooling and equipment compared to 2017. Tooling expenditures incurred in 2018 were for new products, whereas expenditures in 2017 also included costs related to replacing old tooling. In 2019, the Company is planning approximately $700,000 for tooling and leasehold improvements.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

As of June 30, 2018, the Company had no outstanding borrowings on its bank line of credit facility.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility ("Credit Agreement") with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and for letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. The Company and the Lender also entered into a Pledge and Security Agreement dated May 12, 2010 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2018 and 2017, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2018, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2018.  The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal years 2018 and 2017.  As of June 30, 2018, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Inventories

The Company values its inventories at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  As of June 30, 2018 and 2017, 100% of the Company’s inventory was valued using LIFO.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventory as have been used in the past.  Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2018 was effective.

PART III

ITEM 10.                                                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.                                                     EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.                                                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

3.                                       Exhibits Filed

See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koss Corporation and Subsidiary
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiary (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2010.

Milwaukee, Wisconsin
August 23, 2018

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of June 30,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,081,533	$432,283
Accounts receivable, less allowance for doubtful accounts of $51,854 and $55,872, respectively	4,709,745	3,931,541
Inventories	6,138,679	8,345,343
Prepaid expenses and other current assets	206,776	206,395
Income taxes receivable	32,375	32,814
Total current assets	12,169,108	12,948,376

Equipment and leasehold improvements, net	1,132,105	1,408,091

Other assets:
Deferred income taxes	—	3,042,257
Cash surrender value of life insurance	6,374,372	6,024,929
Total other assets	6,374,372	9,067,186

Total assets	$19,675,585	$23,423,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,429,491	$2,243,110
Accrued liabilities	1,178,571	1,149,395
Total current liabilities	2,608,062	3,392,505

Long-term liabilities:
Deferred compensation	2,394,009	2,294,418
Other liabilities	155,702	164,418
Total long-term liabilities	2,549,711	2,458,836

Total liabilities	5,157,773	5,851,341

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,382,706 shares	36,914	36,914
Paid in capital	5,752,270	5,420,710
Retained earnings	8,728,628	12,114,688
Total stockholders' equity	14,517,812	17,572,312

Total liabilities and stockholders' equity	$19,675,585	$23,423,653

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2018	2017
Net sales	$23,515,441	$24,054,281
Cost of goods sold	16,933,431	17,158,977
Gross profit	6,582,010	6,895,304

Selling, general and administrative expenses	6,938,921	7,599,882
Unauthorized transaction related (recoveries) costs, net	(18,765)	67,548
Interest expense	5,218	964
(Loss) before income tax provision	(343,364)	(773,090)

Income tax provision	3,042,696	190,546

Net (loss)	$(3,386,060)	$(963,636)

(Loss) per common share:
Basic	$(0.46)	$(0.13)
Diluted	$(0.46)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2018	2017
Operating activities:
Net (loss)	$(3,386,060)	$(963,636)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(4,874)	(1,872)
Loss on disposal of equipment and leasehold improvements	343	6,230
Depreciation of equipment and leasehold improvements	526,261	503,585
Stock-based compensation expense	331,560	349,754
Deferred income taxes	3,042,257	170,299
Change in cash surrender value of life insurance	(218,224)	(223,896)
Change in deferred compensation accrual	249,591	256,704
Deferred compensation paid	(150,000)	(150,000)
Net changes in operating assets and liabilities (see note 14)	640,233	287,084
Cash provided by operating activities	1,031,087	234,252

Investing activities:
Life insurance premiums paid	(131,219)	(133,928)
Purchase of equipment and leasehold improvements	(250,618)	(403,434)
Cash (used in) investing activities	(381,837)	(537,362)

Net increase (decrease) in cash and cash equivalents	649,250	(303,110)
Cash and cash equivalents at beginning of year	432,283	735,393
Cash and cash equivalents at end of year	$1,081,533	$432,283

The accompanying notes are an integral part of these consolidated financial statements.

KOSS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2016	7,382,706	$36,914	$5,070,956	$13,078,324	$18,186,194
Net (loss)	—	—	—	(963,636)	(963,636)
Stock-based compensation expense	—	—	349,754	—	349,754
Balance, June 30, 2017	7,382,706	36,914	5,420,710	12,114,688	17,572,312
Net (loss)	—	—	—	(3,386,060)	(3,386,060)
Stock-based compensation expense	—	—	331,560	—	331,560
Balance, June 30, 2018	7,382,706	$36,914	$5,752,270	$8,728,628	$14,517,812

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

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $427,009 and $213,653 in 2018 and 2017, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $65,279 in 2018 and $147,797 in 2017.  Such costs are expensed as incurred.

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

(LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — (Loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” (loss) per share.  Basic (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net (loss) by the weighted average common shares outstanding for the period.  Diluted (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 11 for additional information on (loss) per common and common stock equivalent share.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2018 and 2017.

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

The Company performed a detailed assessment of the new standard through review of customer contracts and identification of performance obligations that exist. Based on our evaluation, we will adopt the new standard using the full retrospective transition method. The Company will recast prior period consolidated financial statements to reflect full retrospective adoption beginning with the Quarterly Report on Form 10-Q for the first fiscal quarter ending September 30, 2018.

The impact of adopting the new standard on the Company's net sales and net loss for the year ended June 30, 2018 is not material. The immaterial impact of adopting Topic 606 primarily relates to the deferral of revenue for those sales with a lifetime warranty. Under Topic 606, the lifetime warranty is a performance obligation, which is different than the Company's current practice.

The Company expects the standard to have a material impact on the consolidated balance sheet as the result of an adjustment to deferred revenues, accrued liabilities, and retained earnings as of July 1, 2017 to reflect the cumulative change.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all leases to be recorded on a company's balance sheet as right-of-use assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company plans to early adopt and reflect the new standard in the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2018.

The Company has completed the assessment of the new lease standard through review of lease contracts and calculation of the required adjustments. The result of our assessment is that the Company expects an immaterial impact on its consolidated statements of operations and a material impact as a result of recording the right-of-use asset and corresponding lease liability on the Company's consolidated balance sheets.

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

2.     UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the fiscal years ended June 30, 2018 and 2017, the costs incurred were for legal fees related to claims initiated against third parties (see Note 18). For the fiscal years ended June 30, 2018 and 2017, the costs and recoveries were as follows:

	2018	2017
Legal fees incurred	$—	$77,500
Proceeds from asset forfeitures	(18,765)	(9,952)
Unauthorized transaction related (recoveries) costs, net	$(18,765)	$67,548

3.                                       ACCOUNTS RECEIVABLE

Accounts receivable includes unsecured trade receivables due from customers.  The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  Accounts receivable from the Company's largest customer as of June 30, 2018 and June 30, 2017, represented approximately 34% and 31% of trade account receivables, respectively.

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

Changes in the allowance for doubtful accounts, including amounts written off, provision charged to expense, and recoveries of previously written-off accounts, were as follows:

Fiscal Year Ended June 30,	Balance, beginning of year	Net (decrease) increase in allowance	Balance, end of year
2018	$55,872	(4,018)	$51,854
2017	$55,175	697	$55,872

The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 26% and 15% of the Company's trade accounts receivable at June 30, 2018 and 2017, were foreign receivables denominated in U.S. dollars.

4.                                       INVENTORIES

As of June 30, 2018 and 2017, the Company’s inventory was valued using the lower of last-in, first-out (“LIFO”) cost or market.  If the first-in, first-out (“FIFO”) method of inventory accounting had been used by the Company for inventories valued at LIFO there would be no change in the value of inventory at June 30, 2018 and 2017.

The components of inventories at June 30, 2018 and 2017 were as follows:

	2018	2017
Raw materials	$2,717,862	$2,900,499
Finished goods	6,057,703	7,895,561
	8,775,565	10,796,060
Reserve for obsolete inventory	(2,636,886)	(2,450,717)
Total inventories	$6,138,679	$8,345,343

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2018 and 2017 are summarized as follows:

	Estimated useful lives	2018	2017
Machinery and equipment	5-10 years	$593,595	$593,595
Furniture and office equipment	5-10 years	357,351	359,041
Tooling	5 years	4,308,967	4,646,749
Display booths	5 years	—	253,680
Computer equipment	3-5 years	758,820	758,820
Leasehold improvements	3-15 years	2,457,006	2,317,263
Assets in progress	N/A	19,500	188,342
		8,495,239	9,117,490
Less: accumulated depreciation and amortization		7,363,134	7,709,399
Equipment and leasehold improvements, net		$1,132,105	$1,408,091

6.             INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax provision in 2018 and 2017 consisted of the following:

Year Ended June 30,	2018	2017
Current:
Federal	$414	$19,822
State	25	425
Deferred	3,042,257	170,299
Total income tax provision	$3,042,696	$190,546

On December 22, 2017, the Tax Cut and Jobs Act (TCJA) was enacted. The TCJA makes broad and complex changes to the U.S. tax code including, among other things, reducing the U.S. Federal Corporate tax rate from 35% to 21% effective January 1, 2018. In the second quarter of the fiscal year ended June 30, 2018, the Company recorded $713,826 of non-cash tax expense for the write-down of deferred income taxes due to the change in federal statutory tax rate.

The 2018 and 2017 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2018	2017
Federal income tax (benefit) at statutory rate	$(94,425)	$(262,851)
State income tax (benefit), net of federal income tax benefit	(8,736)	(32,287)
Increase in valuation allowance	2,338,590	444,000
Stock-based compensation	91,179	51,197
Remeasurement of deferred income taxes	713,826	—
Other	2,262	(9,513)
Total income tax provision	$3,042,696	$190,546

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2018 and June 30, 2017 include:

	2018	2017
Deferred income tax assets:
Deferred compensation	$636,002	$904,435
Stock-based compensation	420,247	621,966
Accrued expenses and reserves	896,428	1,280,181
Federal and state net operating loss carryforwards	659,680	751,021
Equipment and leasehold improvements	26,580	—
Valuation allowance	(2,638,589)	(444,409)
Total deferred income tax assets	348	3,113,194

Deferred income tax liabilities:
Equipment and leasehold improvements	—	(67,675)
Other	(348)	(3,262)
Net deferred income tax assets	$—	$3,042,257

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards totaling $370,857 which expire in fiscal year 2037. The Company has net operating loss carryforwards in the state of Wisconsin totaling $6,145,535 which expire in fiscal years 2030 through 2037. In addition, the Company has operating loss carryforwards in other states totaling $413,252, which expire in fiscal years 2026 through 2037.

 ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2018.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2018 and 2017.  The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2018 and 2017. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2018 and 2017 would impact the effective tax rate.
The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2014 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2014 and forward.

During the year ended June 30, 2018, the valuation allowance was increased to include all net deferred tax assets due to uncertainty of the realizability of the net deferred tax assets. The following are the changes in the valuation allowance, which are net of the impact for the remeasurement due to the TCJA:

Year Ended June 30,	Balance, beginning of year	(Increase) in valuation allowance	Balance, end of year
2018	$(444,409)	(2,194,180)	$(2,638,589)
2017	$(409)	(444,000)	$(444,409)

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. As of June 30, 2018 and 2017, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $5,218 and $964 for the years ended June 30, 2018 and 2017, respectively.

8.                                       ACCRUED LIABILITIES

Accrued liabilities for the years ended June 30, 2018 and 2017 were as follows:

	2018	2017
Cooperative advertising and promotion allowances	$364,527	$415,050
Product warranty obligations	220,398	220,541
Customer credit balances	53,365	21,175
Current deferred compensation	150,000	150,000
Accrued returns	97,558	53,915
Employee benefits	60,739	54,074
Legal and professional fees	81,000	86,500
Profit-sharing	17,975	—
Sales commissions and bonuses	74,078	83,654
Other	58,931	64,486
	$1,178,571	$1,149,395

9.           PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience.  The majority of the Company’s products carry a lifetime warranty. The Company also records a liability for specific warranty matters when they become known and are reasonably estimated. However, the Company is continuously releasing new, more complex and technologically advanced products. Even though some of these products have a shorter warranty period, it is at least reasonably possible that products could be released with certain unknown quality or design problems resulting in higher than expected warranty and related costs. These costs could have a materially adverse effect on the Company's results of operations and financial condition in the near term.  The Company’s current and non-current product warranty obligations are included in accrued liabilities and other liabilities, respectively, in the Consolidated Balance Sheets.

Changes to the product warranty obligations for the years ended June 30, 2018 and 2017 were as follows:

Year Ended June 30,	Balance, beginning of year	Provision charged to expense	Warranty expenses incurred	Balance, end of year
2018	$384,959	180,753	(189,612)	$376,100
2017	$483,530	159,990	(258,561)	$384,959

10.                                 DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 2.60% and 2.60% as of June 30, 2018 and 2017, respectively. The net present value was calculated for the current officer using a discount factor of 4.80% and 4.80% at June 30, 2018 and 2017, respectively.

The Board of Directors entered into an agreement to continue the 1991 base salary of the former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 were made under this arrangement for the years ended June 30, 2018 and 2017.  The Company has a deferred compensation liability of $672,884 and $720,591 recorded as of June 30, 2018 and 2017, respectively.  Deferred compensation expense of $102,293 and $98,565 was recognized under this arrangement in 2018 and 2017, respectively.

The Board of Directors has approved a supplemental retirement plan with an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $1,871,125 and $1,723,827 recorded as of June 30, 2018 and 2017, respectively.  Deferred compensation expense of $147,298 and $158,139 was recognized under this arrangement in 2018 and 2017, respectively.

The Company uses life insurance policies to provide funds to meet its deferred compensation obligations.

11.            LOSS PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,382,706 for the years ended June 30, 2018 and 2017.  When dilutive, stock options are included in (loss) per share as share equivalents using the treasury stock method.  For the years ended June 30, 2018 and 2017 there were no common stock equivalents related to stock option grants that were included in the computation of the weighted-average number of shares outstanding for diluted (loss) per share.  Shares issuable upon the exercise of outstanding options of 2,405,000 and 2,180,000 were excluded from the diluted weighted average common shares outstanding for the years ended June 30, 2018 and 2017, respectively, as they would be anti-dilutive.

12.                                       STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2018, there were 1,109,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.

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

As of June 30, 2018, there was $894,826 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.60 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $331,560 and $349,754 in 2018 and 2017, respectively.  These expenses were included in selling, general and administrative expenses.

There was no cash received from stock option exercises during 2018 or 2017.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2018 and 2017 were $0.85 and $1.07, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2018 and 2017, the Company used the following weighted-average assumptions:

	2018	2017
Expected stock price volatility	54%	54%
Risk free interest rate	1.91%	1.17%
Expected dividend yield	—%	—%
Expected forfeitures	24.40%	15.31%
Expected life of options	5.6 years	5.9 years

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value of In-The- Money Options
Shares under option at June 30, 2016	2,140,000	$2.05 - $9.74	$4.66	3.51	$—
Granted	485,000	$2.20 - $2.42	$2.33
Exercised	—	—	$—
Expired	(372,000)	$2.57 - $9.74	$6.24
Forfeited	(73,000)	$2.20 - $5.30	$3.00
Shares under option at June 30, 2017	2,180,000	$2.05 - $7.76	$3.93	3.47	$—
Granted	510,000	$1.77 - $1.95	$1.89
Exercised	—	—	$—
Expired	(285,000)	$5.47 - $7.76	$5.55
Forfeited	—	—	$—
Shares under option at June 30, 2018	2,405,000	$1.77 - $6.28	$3.31	3.61	$270,230
Exercisable as of June 30, 2017	1,105,166	$2.05 - $7.76	$4.88	2.28	$—
Exercisable as of June 30, 2018	1,215,082	$2.05 - $6.28	$4.27	2.31	$10,750

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2018 and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2018 and 2017 is as follows:

	2018	2017
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Total fair value of stock options vested	$399,595	$461,720

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

As of June 30, 2018, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2018, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2018 or 2017.

14.           ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2018	2017
Accounts receivable	$(773,330)	$(398,815)
Inventories	2,206,664	250,142
Income taxes receivable	439	550,693
Prepaid expenses and other current assets	(381)	74,704
Accounts payable	(813,619)	276,454
Accrued liabilities	29,176	(452,257)
Other liabilities	(8,716)	(13,837)
Net change	$640,233	$287,084

Net cash paid (refunded) during the year for:
Income taxes	$3,182	$(523,342)
Interest	$5,218	$964

15.           EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2018 or 2017.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2018 and 2017, the matching contribution was 75% and 75% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $276,217 and $303,950 during 2018 and 2017, respectively.

16.           FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company’s net foreign sales amounted to $6,950,517 during 2018 and $8,089,122 during 2017.

The Company’s sales by country were as follows:

	2018	2017
United States	$16,564,924	$15,965,159
People's Republic of China	1,602,588	2,332,704
Sweden	1,436,561	1,056,746
Czech Republic	1,298,220	1,107,555
Malaysia	543,093	647,707
Russian Federation	491,649	522,080
Canada	414,350	547,745
All other countries	1,164,056	1,874,585
Net sales	$23,515,441	$24,054,281

Sales during 2018 and 2017 to the Company's five largest customers, which are generally large national retailers or foreign distributors and original equipment manufacturers, represented approximately 47% and 45% of the Company's net sales, respectively. Included in these percentages were net sales to a single United States customer which represented approximately 20% and 14% of the Company's net sales during 2018 and 2017, respectively.

17.           COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  Total rent expense was $380,000 in both 2018 and 2017.

18.           LEGAL MATTERS

As of June 30, 2018, the Company is party to the following matter related to the unauthorized transactions described below:

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

•
In addition, on or around July 13, 2018, the Company was served with a lawsuit by a former celebrity endorser of certain products alleging that the Company used her name and image to market and sell the products after the termination of their agreement without her consent. On August 10, 2018, the Company filed a Motion to Dismiss the complaint. This case remains pending.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 23, 2018
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 23, 2018
David D. Smith
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 23, 2018.

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

10.15
Amendment No. 7 dated June 29, 2017 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 2017, and incorporated by reference herein.

10.16
Amendment No. 8 dated May 9, 2018 to Credit Agreement dated May 12, 2010, between Koss Corporation and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated by reference herein.

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

101
The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith