Form 10-Q
period 2018-09-30
KOSS CORP
filed 2018-11-02
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended September 30, 2018

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

At October 29, 2018, there were 7,404,831 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
September 30, 2018

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,698,455	$1,081,533
Accounts receivable, less allowance for doubtful accounts of $94,793 and $51,854, respectively	3,587,068	4,709,745
Inventories, net	6,396,687	6,138,679
Prepaid expenses and other current assets	322,461	206,776
Income taxes receivable	32,350	32,375
Total current assets	12,037,021	12,169,108

Equipment and leasehold improvements, net	1,021,147	1,132,105

Other assets:
Operating lease right-of-use assets	3,039,667	3,102,263
Cash surrender value of life insurance	6,521,575	6,374,372
Total other assets	9,561,242	9,476,635

Total assets	$22,619,410	$22,777,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,132,599	$1,429,491
Accrued liabilities	885,738	788,961
Deferred revenue	583,244	690,905
Operating lease liability	257,130	254,418
Total current liabilities	2,858,711	3,163,775

Long-term liabilities:
Deferred compensation	2,400,497	2,394,009
Deferred revenue	163,022	168,465
Operating lease liability	2,782,537	2,847,845
Total long-term liabilities	5,346,056	5,410,319

Total liabilities	8,204,767	8,574,094

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831 and 7,382,706 shares, respectively	37,024	36,914
Paid in capital	5,895,638	5,752,270
Retained earnings	8,481,981	8,414,570
Total stockholders' equity	14,414,643	14,203,754

Total liabilities and stockholders' equity	$22,619,410	$22,777,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30
	2018	2017
Net sales	$5,784,839	$6,084,055
Cost of goods sold	3,953,655	4,400,405
Gross profit	1,831,184	1,683,650

Selling, general and administrative expenses	1,732,894	1,647,706
Unauthorized transaction related costs (recoveries), net	30,854	(14,409)
Interest expense	—	2,692
Income before income tax provision	67,436	47,661

Income tax provision	25	25,692

Net income	$67,411	$21,969

Income per common share:
Basic	$0.01	$—
Diluted	$0.01	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2018	2017
Operating activities:
Net income	$67,411	$21,969
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	42,938	(3,653)
Depreciation of equipment and leasehold improvements	125,748	131,359
Stock-based compensation expense	96,801	83,041
Deferred income taxes	—	58,846
Change in cash surrender value of life insurance	(24,449)	(172,382)
Change in deferred revenue	(113,104)	(95,002)
Change in deferred compensation accrual	43,988	45,906
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities (see note 11)	505,956	64,259
Cash provided by operating activities	707,789	96,843

Investing activities:
Purchase of equipment and leasehold improvements	(14,790)	(157,242)
Life insurance premiums paid	(122,754)	(130,736)
Cash (used in) investing activities	(137,544)	(287,978)

Financing activities:
Proceeds from exercise of stock options	46,677	—
Cash provided by financing activities	46,677	—

Net increase (decrease) in cash and cash equivalents	616,922	(191,135)
Cash and cash equivalents at beginning of period	1,081,533	432,283
Cash and cash equivalents at end of period	$1,698,455	$241,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2018, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the three months ended September 30, 2018, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2019.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The Company has restated certain prior period amounts related to revenue and leases to conform to the current period presentation based on its adoption of the new accounting standards for those items.

2.    SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.

The Company adopted the requirements of the new standard on July 1, 2018 using the full retrospective transition method. Prior period consolidated financial statements were restated to reflect full retrospective adoption beginning with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.

Warranties

The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known.

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which result from returns, rebates, and co-pay assistance that are offered within contracts between the Company and its customers. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the estimates, the Company will adjust these estimates, which would affect net sales and operating results in the period such variances become known.

Index

Product Returns - The Company generally offer customers a limited right of return. The Company estimates the amount of product sales that may be returned by its customers and records the estimate as a reduction of revenue in the period the related product revenue is recognized. Product return liabilities are estimated using historical sales and returns information. If actual results in the future vary from the estimates, the Company will adjust these estimates, which would affect net sales and operating results in the period such variances become known.

Volume Rebates - The Company offers volume rebates to certain customers in the United Sates and certain foreign distributors. These volume rebates are tied to sales volume within specified periods. The amount of revenue is reduced for variable consideration related to customer rebates, which are calculated using expected values and is based on program specific factors such as expected rebate percentages based on expected volumes. Changes in such accruals may be required if actual sales volume differs from estimated sales volume.

LEASES — In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all operating leases to be recorded on a company's balance sheet as right-of-use ("ROU") assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company adopted the requirements of the new standard on July 1, 2018 using the modified retrospective transition method. Prior period consolidated financial statements were restated to reflect modified retrospective adoption beginning with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman, and has determined that the lease is an operating lease.

Operating leases are reported on the Company's condensed consolidated balance sheets as operating lease ROU assets and operating lease liabilities. Operating lease ROU assets and liabilities are valued at the present value of the future lease payment obligations.

3.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION — In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized will reflect the consideration expected to be received for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts. The standard permits the use of either the full or modified retrospective transition method. The Company adopted the new standard effective July 1, 2018, using the full retrospective method.

Adoption of the new revenue recognition standard required the Company to restate its previously reported results for the prior year comparative period and had a material impact on the consolidated balance sheets but an overall immaterial impact on its consolidated statements of income and cash flows and related disclosures. The impact on the Company's consolidated balance sheets was a result of the adjustment to defer revenue from prior years and a corresponding adjustment to retained earnings.

LEASES — In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all operating leases to be recorded on a company's balance sheet as right-of-use assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company elected to early adopt the standard effective July 1, 2018, concurrent with the adoption of the new standard related to revenue recognition.

The adoption of the new lease standard had a material impact on the consolidated balance sheets but did not have an impact on the consolidated statements of operations. The impact on the Company's consolidated balance sheets was a result of recording the right-of-use asset and corresponding lease liability. Adoption of the new standard also required the Company to restate its previously reported results to include the recognition of right-of-use assets and lease liabilities for the prior year comparative period.

Index

IMPACTS TO PREVIOUSLY REPORTED RESULTS — Adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

		New
	As	Revenue
Balance Sheets	Previously	Standard	As
June 30, 2018	Reported	Adjustment	Restated
Current liabilities:
Accrued liabilities	$1,178,571	$(389,610)	$788,961
Deferred revenue	—	690,905	690,905

Long-term liabilities:
Other liabilities	155,702	(155,702)	—
Deferred revenue	—	168,465	168,465

Equity:
Retained earnings	8,728,628	(314,058)	8,414,570

		New
	As	Revenue
Statements of Income	Previously	Standard	As
Three Months Ended September 30, 2017	Reported	Adjustment	Restated
Net sales	$6,066,630	$17,425	$6,084,055
Cost of goods sold	4,392,676	7,729	4,400,405
Income tax provision	20,465	5,227	25,692
Net income	17,500	4,469	21,969

Income per common share:
Basic	$—	$—	$—
Diluted	—	—	—

Adoption of the standard related to leases impacted the Company's previously reported results by adding the following line items to the Company's balance sheets:

Balance Sheets	As
June 30, 2018	Restated
Assets:
Operating lease right-of-use assets	$3,102,263

Current liabilities:
Operating lease liability	254,418

Long-term liabilities:
Operating lease liability	2,847,845

Adoption of the standards related to revenue recognition and leases had no impact on total cash provided by operating activities on the consolidated statements of cash flows.

Index

4.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three months ended September 30, 2018, the costs incurred were for legal fees related to claims initiated against a third party (see Note 15). For the three months ended September 30, 2018 and 2017, the costs and recoveries were as follows:

	Three Months Ended
	September 30
	2018	2017
Legal fees incurred	$32,500	$—
Restitution payments	(1,646)	(14,409)
Unauthorized transaction related costs (recoveries), net	$30,854	$(14,409)

5.    INVENTORIES

The components of inventories were as follows:

	September 30, 2018	June 30, 2018
Raw materials	$2,642,718	$2,717,862
Work-in process	8,544	—
Finished goods	6,311,630	6,057,703
	8,962,892	8,775,565
Allowance for obsolete inventory	(2,566,205)	(2,636,886)
Inventories, net	$6,396,687	$6,138,679

6.    INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The statute of limitations for the Company’s federal tax returns for tax years beginning July 1, 2014 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2014 or later.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed. The Tax Act significantly changed the income tax environment for US corporations, including the reduction of the US federal corporate tax rate from 35% to 21%. For the three months ended September 30, 2018, the Company recorded an income tax expense of $25 compared to income tax expense of $25,692 for the three months ended September 30, 2017. There was no tax expense in the three months ended September 30, 2018, related to the change in federal statutory tax rate.

The Company does not believe it has any unrecognized tax benefits as of September 30, 2018, and as of June 30, 2018. Any changes to the Company’s unrecognized tax benefits as of September 30, 2018, if recognized, would impact the effective tax rate.

Index

7.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants.  On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2018, and June 30, 2018, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $2,692 for the three months ended September 30, 2017. There was no interest expense in the three months ended September 30, 2018.

8.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	September 30, 2018	June 30, 2018
Cooperative advertising and promotion allowances	$324,071	$292,873
Customer credit balances	150,243	53,365
Current deferred compensation	150,000	150,000
Employee benefits	56,210	60,739
Legal and professional fees	82,500	81,000
Profit-sharing	6,265	17,975
Sales commissions and bonuses	45,587	74,078
Other	70,862	58,931
Total accrued liabilities	$885,738	$788,961

9.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,389,751 and 7,382,706 for the periods ended September 30, 2018 and 2017, respectively.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic and diluted income per share is the result of the dilutive effect of outstanding stock options. For the three months ended September 30, 2018, there were 94,115 dilutive stock options. The diluted weighted-average common shares outstanding was 7,483,866 for the three months ended September 30, 2018. There were no dilutive stock options for the three months ended September 30, 2017.  Shares issuable upon the exercise of outstanding options of 1,664,635 and 2,395,000 were excluded from the diluted weighted-average common shares outstanding for the periods ended September 30, 2018 and 2017, respectively, as they would be anti-dilutive.

10.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan. The stock-based compensation relates to stock options granted to employees and non-employee directors. In the three months ended September 30, 2018, options to purchase 535,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $2.81. In the three months ended September 30, 2017, options to purchase 490,000 shares were granted under the 2012 Omnibus Incentive Plan at a weighted average exercise price of $1.89. Stock-based compensation expense during the three months ended September 30, 2018 was $96,801. Stock-based compensation expense during the three months ended September 30, 2017 was $83,041.

Index

11.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Three Months Ended
	September 30
	2018	2017
Accounts receivable	$1,079,739	$(30,020)
Inventories	(258,008)	(26,594)
Prepaid expenses and other current assets	(115,685)	(126,234)
Income taxes receivable	25	(33,154)
Accounts payable	(296,892)	190,281
Accrued liabilities	96,777	89,980
Net change	$505,956	$64,259

Net cash paid during the period for:
Income taxes	$810	$—
Interest	$—	$1,759

12.     DEFERRED REVENUE

Changes in unearned revenue were as follows:

	Beginning Balance	Deferral of Revenue	Recognition of Deferred Revenue	Ending Balance
Three Months Ended September 30, 2018	$859,370	$169,928	$(283,032)	$746,266

13.    LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former Chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

The Company used its incremental borrowing rate as of July 1, 2017, the retrospective date of adoption of ASU 2016-02 (Topic 842) Leases, to calculate the net present value of the operating lease ROU asset and liability. The five year renewal option was included in the calculation of the ROU asset and liability as the Company believes it is more likely than not to exercise its right to renew. The non-lease components of the agreement related to common area maintenance charges are accounted for separately.

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Three Months Ended
	September 30
	2018	2017
Operating lease cost	$95,000	$95,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95,000	$95,000
Weighted-average remaining lease term (in years)	9.75	10.75
Weighted-average discount rate	4.25%	4.25%

Index

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the consolidated balance sheets is as follows:

Year ending June 30,
Operating lease payments, 2019 (excluding the three months ended September 30, 2018)	$285,000
Operating lease payments, 2020	380,000
Operating lease payments, 2021	380,000
Operating lease payments, 2022	380,000
Operating lease payments, 2023	380,000
Operating lease payments, Thereafter	1,900,000
Total operating lease payments	3,705,000
Present value adjustment	(665,333)
Total operating lease liabilities	$3,039,667

14.    STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders’ equity:

	Three Months Ended
	September 30
	2018	2017
Net income	$67,411	$21,969
Stock-based compensation expense	96,801	83,041
Common stock shares issued	46,677	—
Increase in stockholders' equity	$210,889	$105,010

15.    LEGAL MATTERS

As of September 30, 2018, the Company is party to the following matters described below:

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

Results of Operations Summary

•
Net sales for the quarter ended September 30, 2018, decreased $299,216 to $5,784,839, compared to the same quarter last year. A decline in sales to a domestic mass retail customer drove the decrease in net sales.

•
Gross profit as a percent of sales increased for the three months ended September 30, 2018 compared to the same quarter last year. The lower margin in the prior year was primarily driven by change in the mix of business by product, customer and sales channel.

•
Selling, general and administrative expenses for the three months ended September 30, 2018, increased compared to the same period in the prior year primarily due to a decrease in cash surrender value income and an increase in legal fees.

•
Tax expense for the three months ended September 30, 2018, was minimal due to an offsetting change in the valuation allowance for deferred tax assets. There was no offsetting change to the valuation allowance for deferred tax assets during the three months ended September 30, 2017.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30
Financial Performance Summary	2018	2017
Net sales	$5,784,839	$6,084,055
Net sales (decrease) %	(4.9)%	(4.2)%
Gross profit	$1,831,184	$1,683,650
Gross profit as % of net sales	31.7%	27.7%
Selling, general and administrative expenses	$1,732,894	$1,647,706
Selling, general and administrative expenses as % of net sales	30.0%	27.1%
Unauthorized transaction related costs (recoveries), net	$30,854	$(14,409)
Interest expense	$—	$2,692
Income before income tax provision	$67,436	$47,661
Income before income tax as % of net sales	1.2%	0.8%
Income tax provision	$25	$25,692
Income tax provision as % of income before income tax	—%	53.9%

2018 Results Compared with 2017

For the three months ended September 30, 2018, sales declined 4.9% due to a decrease in domestic mass retail partially offset by increased sales in the export markets. In the export market, the increase was driven by distributors in Europe.

Domestic net sales decreased from approximately $4,289,000 in the three months ended September 30, 2017, to approximately $3,861,000 in the three months ended September 30, 2018. Decreased sales to mass retail, prison distributors, and certain other distributors were partially offset by an increase in sales to an education customer and online retail.

Export net sales increased from approximately $1,777,000 to approximately $1,924,000 for the three months ended September 30, 2017 and 2018, respectively. Distributors in Europe and Australia drove the increase in sales.

Index

Gross profit increased to 31.7% for the three months ended September 30, 2018, compared to 27.7% for the three months ended September 30, 2017. The lower gross profit in the prior year was largely due to mix of sales by product, customer and sales channel as well as a decrease in obsolete inventory expense. The write-down of burden in inventory also decreased compared to the same period in the prior year and contributed to the increase in gross profit.

Selling, general and administrative expenses for the three months ended September 30, 2018, increased compared to the prior year. A decrease in cash surrender value income and an increase in legal fees was partially offset by a decrease in sales commissions.

Interest expense decreased compared to the same period in the prior year because the Company did not draw on its line of credit facility during the three months ended September 30, 2018.

Income tax expense for the three months ended September 30, 2018, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2018 and 2017:

Total cash provided by (used in):	2018	2017
Operating activities	$707,789	$96,843
Investing activities	(137,544)	(287,978)
Financing activities	46,677	—
Net increase (decrease) in cash and cash equivalents	$616,922	$(191,135)

Operating Activities

The decrease in accounts receivable, partially offset by an increase in inventory and a decrease in accounts payable, drove the increase in cash provided by operating activities during the three months ended September 30, 2018.

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2018, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2019, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of September 30, 2018 and 2017, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2018 or 2017 under the stock repurchase program.  Cash provided in 2018 was from stock options exercised which resulted in the issuance of 22,125 shares of common stock. No stock options were exercised in 2017.

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

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2018 and June 30, 2018, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2018 were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure management properly assessed the impact of the new accounting standards related to revenue recognition and leases on its consolidated financial statements to facilitate adoption of the standard on July 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2018, the Company is currently involved in legal matters that are described in Note 15 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2018, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2018)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2018.

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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2018 and 2017 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	November 2, 2018
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	November 2, 2018
David D. Smith
Chief Financial Officer
Principal Accounting Officer