Form 10-Q
period 2018-12-31
KOSS CORP
filed 2019-01-25
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended December 31, 2018

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

At January 21, 2019, there were 7,404,831 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
December 31, 2018

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,246,763	$1,081,533
Accounts receivable, less allowance for doubtful accounts of $82,787 and $51,854, respectively	3,009,677	4,709,745
Inventories, net	7,185,674	6,138,679
Prepaid expenses and other current assets	266,637	206,776
Income taxes receivable	32,350	32,375
Total current assets	12,741,101	12,169,108

Equipment and leasehold improvements, net	995,874	1,132,105

Other assets:
Operating lease right-of-use assets	2,976,404	3,102,263
Cash surrender value of life insurance	6,522,031	6,374,372
Total other assets	9,498,435	9,476,635

Total assets	$23,235,410	$22,777,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,789,968	$1,429,491
Accrued liabilities	637,751	788,961
Deferred revenue	622,959	690,905
Operating lease liability	259,872	254,418
Total current liabilities	3,310,550	3,163,775

Long-term liabilities:
Deferred compensation	2,406,986	2,394,009
Deferred revenue	155,023	168,465
Operating lease liability	2,716,532	2,847,845
Total long-term liabilities	5,278,541	5,410,319

Total liabilities	8,589,091	8,574,094

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831 and 7,382,706 shares, respectively	37,024	36,914
Paid in capital	5,993,193	5,752,270
Retained earnings	8,616,102	8,414,570
Total stockholders' equity	14,646,319	14,203,754

Total liabilities and stockholders' equity	$23,235,410	$22,777,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Net sales	$5,411,227	$5,890,861	$11,196,066	$11,974,916
Cost of goods sold	3,748,732	4,013,857	7,702,387	8,414,262
Gross profit	1,662,495	1,877,004	3,493,679	3,560,654

Selling, general and administrative expenses	1,530,626	1,800,304	3,263,520	3,448,010
Unauthorized transaction related costs (recoveries), net	(2,252)	(1,771)	28,602	(16,180)
Interest expense	—	2,526	—	5,218
Income before income tax provision	134,121	75,945	201,557	123,606

Income tax provision	—	3,016,538	25	3,042,230

Net income (loss)	$134,121	$(2,940,593)	$201,532	$(2,918,624)

Income (loss) per common share:
Basic	$0.02	$(0.40)	$0.03	$(0.40)
Diluted	$0.02	$(0.40)	$0.03	$(0.40)
Weighted-average number of shares
Basic	7,404,831	7,382,706	7,397,291	7,382,706
Diluted	7,413,391	7,382,706	7,423,517	7,382,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2018	2017
Operating activities:
Net income (loss)	$201,532	$(2,918,624)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	30,806	(4,341)
Loss on disposal of equipment and leasehold improvements	—	343
Depreciation of equipment and leasehold improvements	248,830	263,550
Stock-based compensation expense	194,356	165,832
Deferred income taxes	—	3,041,405
Change in cash surrender value of life insurance	(24,744)	(172,214)
Change in deferred revenue	(81,388)	(101,765)
Change in deferred compensation accrual	87,977	91,812
Deferred compensation paid	(75,000)	(75,000)
Net changes in operating assets and liabilities (see note 10)	771,698	97,504
Cash provided by operating activities	1,354,067	388,502

Investing activities:
Purchase of equipment and leasehold improvements	(112,599)	(230,121)
Life insurance premiums paid	(122,915)	(130,897)
Cash (used in) investing activities	(235,514)	(361,018)

Financing activities:
Proceeds from exercise of stock options	46,677	—
Cash provided by financing activities	46,677	—

Net increase in cash and cash equivalents	1,165,230	27,484
Cash and cash equivalents at beginning of period	1,081,533	432,283
Cash and cash equivalents at end of period	$2,246,763	$459,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2018
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Net income	—	—	—	201,532	201,532
Stock-based compensation expense	—	—	194,356	—	194,356
Exercise of common stock options	22,125	110	46,567	—	46,677
Balance, December 31, 2018	7,404,831	$37,024	$5,993,193	$8,616,102	$14,646,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended December 31, 2018
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2018	7,404,831	$37,024	$5,895,638	$8,481,981	$14,414,643
Net income	—	—	—	134,121	134,121
Stock-based compensation expense	—	—	97,555	—	97,555
Balance, December 31, 2018	7,404,831	$37,024	$5,993,193	$8,616,102	$14,646,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2018, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the six months ended December 31, 2018, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2019.

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

The Company adopted the requirements of the new standard on July 1, 2018 using the full retrospective transition method. Prior period consolidated financial statements were restated to reflect full retrospective adoption beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known.

Reserves for Variable Consideration - Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which result from returns, rebates, and co-pay assistance that are offered within contracts between the Company and its customers. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the estimates, the Company will adjust these estimates, which would affect net sales and operating results in the period such variances become known.

Product Returns - The Company generally offers customers a limited right of return. The Company estimates the amount of product sales that may be returned by its customers and records the estimate as a reduction of revenue in the period the related product revenue is recognized. Product return liabilities are estimated using historical sales and returns information. If actual

Index

results in the future vary from the estimates, the Company will adjust these estimates, which would affect net sales and operating results in the period such variances become known.

Volume Rebates - The Company offers volume rebates to certain customers in the United Sates and certain foreign distributors. These volume rebates are tied to sales volume within specified periods. The amount of revenue is reduced for variable consideration related to customer rebates, which are calculated using expected values and is based on program specific factors such as expected rebate percentages and expected volumes. Changes in such accruals may be required if actual sales volume differs from estimated sales volume, which would affect net sales and operating results in the period such variances become known.

LEASES — In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all operating leases to be recorded on a company's balance sheet as right-of-use ("ROU") assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company adopted the requirements of the new standard on July 1, 2018 using the modified retrospective transition method. Prior period consolidated financial statements were restated to reflect modified retrospective adoption beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

INCOME PER COMMON SHARE - Basic income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic and diluted income per share is the result of the dilutive effect of outstanding stock options. For the six months ended December 31, 2018 and 2017, there were 2,628,692 and 2,395,000 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

3.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION — In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The Company adopted the new standard effective July 1, 2018, using the full retrospective method. Adoption of the new revenue recognition standard required the Company to restate its previously reported results for the prior year comparative period and had a material impact on the consolidated balance sheets but an overall immaterial impact on its consolidated statements of income and cash flows and related disclosures. The impact on the Company's consolidated balance sheets was a result of the adjustment to defer revenue from prior years and a corresponding adjustment to retained earnings.

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

IMPACTS TO PREVIOUSLY REPORTED RESULTS — Adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

Index

		New
	As	Revenue
Balance Sheets	Previously	Standard	As
June 30, 2018	Reported	Adjustment	Adjusted
Current liabilities:
Accrued liabilities	$1,178,571	$(389,610)	$788,961
Deferred revenue	—	690,905	690,905

Long-term liabilities:
Other liabilities	155,702	(155,702)	—
Deferred revenue	—	168,465	168,465

Equity:
Retained earnings	8,728,628	(314,058)	8,414,570

		New
	As	Revenue
Statements of Income	Previously	Standard	As
Three Months Ended December 31, 2017	Reported	Adjustment	Adjusted
Net sales	$5,883,877	$6,984	$5,890,861
Cost of goods sold	3,997,922	15,935	4,013,857
Income tax provision	3,022,617	(6,079)	3,016,538
Net (loss)	(2,937,721)	(2,872)	(2,940,593)

(Loss) per common share:
Basic	$(0.40)	$—	$(0.40)
Diluted	(0.40)	—	(0.40)

		New
	As	Revenue
Statements of Income	Previously	Standard	As
Six Months Ended December 31, 2017	Reported	Adjustment	Adjusted
Net sales	$11,950,507	$24,409	$11,974,916
Cost of goods sold	8,390,598	23,664	8,414,262
Income tax provision	3,043,082	(852)	3,042,230
Net (loss)	(2,920,221)	1,597	(2,918,624)

(Loss) per common share:
Basic	$(0.40)	$—	$(0.40)
Diluted	(0.40)	—	(0.40)

Adoption of the standard related to leases impacted the Company's previously reported results by adding the following line items to the Company's balance sheets:

Index

Balance Sheets	As
June 30, 2018	Adjusted
Assets:
Operating lease right-of-use assets	$3,102,263

Current liabilities:
Operating lease liability	254,418

Long-term liabilities:
Operating lease liability	2,847,845

Adoption of the standards related to revenue recognition and leases had no impact on total cash provided by operating activities on the consolidated statements of cash flows.

4.    UNAUTHORIZED TRANSACTION RELATED COSTS AND RECOVERIES

In December 2009, the Company learned of significant unauthorized transactions as previously reported. The Company has ongoing costs and recoveries associated with the unauthorized transactions. For the three and six months ended December 31, 2018 and 2017, the costs and recoveries were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Legal fees incurred	$—	$—	$32,500	$—
Restitution payments	(2,252)	(1,771)	(3,898)	(16,180)
Unauthorized transaction related costs (recoveries), net	$(2,252)	$(1,771)	$28,602	$(16,180)

5.    INVENTORIES

The components of inventories were as follows:

	December 31, 2018	June 30, 2018
Raw materials	$2,681,076	$2,717,862
Finished goods	7,029,746	6,057,703
	9,710,822	8,775,565
Allowance for obsolete inventory	(2,525,148)	(2,636,886)
Inventories, net	$7,185,674	$6,138,679

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed. The Tax Act significantly changed the income tax environment for US corporations, including the reduction of the US federal corporate tax rate from 35% to 21%. For the three and six months ended December 31, 2018, the Company recorded an income tax expense of $0 and $25 respectively compared to income tax expense of $3,016,538 and $3,042,230 for the three and six months ended December 31, 2017. There was no tax expense in the three months ended December 31, 2018, related to the change in federal statutory tax rate. The income tax expense for the three and six months ended December 31, 2017 includes $713,826 for the write down of

Index

deferred income taxes due to the change in federal statutory rate as a result of the passage of the Tax Act and $2,241,389 related to the recording of a valuation allowance for all deferred taxes. The valuation allowance was recorded due to uncertainty of the ability to realize the deferred tax assets.

The Company does not believe it has any unrecognized tax benefits as of December 31, 2018 and as of June 30, 2018. Any changes to the Company’s unrecognized tax benefits as of December 31, 2018, if recognized, would impact the effective tax rate.

7.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants.  On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2018 and June 30, 2018, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $2,526 and $5,218 for the three and six months ended December 31, 2017, respectively. There was no interest expense in the three and six months ended December 31, 2018.

8.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	December 31, 2018	June 30, 2018
Cooperative advertising and promotion allowances	$152,086	$292,873
Customer credit balances	145,289	53,365
Current deferred compensation	150,000	150,000
Employee benefits	55,511	60,739
Legal and professional fees	59,300	81,000
Profit-sharing	15,039	17,975
Sales commissions and bonuses	36,298	74,078
Other	24,228	58,931
Total accrued liabilities	$637,751	$788,961

9.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan ("2012 Plan"). The stock-based compensation relates to stock options granted to employees and non-employee directors. In the six months ended December 31, 2018, options to purchase 585,000 shares were granted under the 2012 Plan at a weighted average exercise price of $2.79. In the six months ended December 31, 2017, options to purchase 490,000 shares were granted under the 2012 Plan at a weighted average exercise price of $1.89. Stock-based compensation expense during the three and six months ended December 31, 2018 was $97,555 and $194,356. Stock-based compensation expense during the three and six months ended December 31, 2017 was $82,791 and $165,832.

Index

10.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Six Months Ended
	December 31
	2018	2017
Accounts receivable	$1,669,262	$250,119
Inventories	(1,046,995)	910,333
Prepaid expenses and other current assets	(59,861)	(70,464)
Income taxes receivable	25	825
Accounts payable	360,477	(999,275)
Accrued liabilities	(151,210)	5,966
Net change	$771,698	$97,504

Net cash paid during the period for:
Income taxes	$1,620	$800
Interest	$—	$5,171

11.     DEFERRED REVENUE

Changes in unearned revenue were as follows:

	Beginning Balance	Deferral of Revenue	Recognition of Deferred Revenue	Ending Balance
Six Months Ended December 31, 2018	$859,370	$286,799	$(368,187)	$777,982

12.    LEASES

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Three and Six Months Ended
	December 31
	2018	2017
Operating lease cost	$190,000	$190,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190,000	$190,000
Weighted-average remaining lease term (in years)	9.5	10.5
Weighted-average discount rate	4.25%	4.25%

Index

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the consolidated balance sheets is as follows:

Year ending June 30,
Operating lease payments, 2019 (excluding the six months ended December 31, 2018)	$190,000
Operating lease payments, 2020	380,000
Operating lease payments, 2021	380,000
Operating lease payments, 2022	380,000
Operating lease payments, 2023	380,000
Operating lease payments, Thereafter	1,900,000
Total operating lease payments	3,610,000
Present value adjustment	(633,596)
Total operating lease liabilities	$2,976,404

13    LEGAL MATTERS

As of December 31, 2018, the Company is party to the following matters described below:

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

•
In addition, on or around July 13, 2018, the Company was served with a lawsuit by a former celebrity endorser of certain products alleging that the Company used her name and image to market and sell the products after the termination of their agreement without her consent. On August 10, 2018, the Company filed a Motion to Dismiss the complaint. On January 4, 2019, the Court denied the Motion to Dismiss. This case remains pending.

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

Results of Operations Summary

•
Net sales for the quarter ended December 31, 2018, decreased $479,634 to $5,411,227, compared to the same quarter last year. For the six months ended December 31, 2018, net sales decreased $778,850 to $11,196,066. A decline in sales to domestic mass retail customers and distributors drove the decrease in net sales. Increased sales to foreign distributors partially offset the decline in domestic sales.

•
Gross profit as a percent of net sales decreased for the three months ended December 31, 2018 compared to the same quarter last year. For the six months ended December 31, 2018, gross profit as a percent of net sales increased. Gross profit fluctuations were primarily driven by change in the mix of business by product, customer and sales channel.

•
Selling, general and administrative expenses for the three and six months ended December 31, 2018, decreased compared to the same period in the prior year primarily due to a decrease in employee benefit costs, sales commissions, engineering testing costs, and legal fees. For the six months ended December 31, 2018, cash surrender value income was less than the prior year.

•
Tax expense for the three and six months ended December 31, 2018 was minimal due to an offsetting change in the valuation allowance for deferred tax assets. During the three months ended December 31, 2017, the valuation allowance was increased to offset the full value of deferred tax assets.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2018	2017	2018	2017
Net sales	$5,411,227	$5,890,861	$11,196,066	$11,974,916
Net sales (decrease) increase %	(8.1)%	(11.9)%	(6.5)%	0.2%
Gross profit	$1,662,495	$1,877,004	$3,493,679	$3,560,654
Gross profit as % of net sales	30.7%	31.9%	31.2%	29.7%
Selling, general and administrative expenses	$1,530,626	$1,800,304	$3,263,520	$3,448,010
Selling, general and administrative expenses as % of net sales	28.3%	30.6%	29.1%	28.8%
Unauthorized transaction related costs (recoveries), net	$(2,252)	$(1,771)	$28,602	$(16,180)
Interest expense	$—	$2,526	$—	$5,218
Income before income tax provision	$134,121	$75,945	$201,557	$123,606
Income before income tax as % of net sales	2.5%	1.3%	1.8%	1.0%
Income tax provision	$—	$3,016,538	$25	$3,042,230
Income tax provision as % of income before income tax	—%	3,972.0%	—%	2,461.2%

2018 Results Compared with 2017
(comments refer to both the three and six month periods unless otherwise stated)

For the three and six months ended December 31, 2018, sales declined 8.1% and 6.5%, respectively, due to a decrease in domestic mass retail customers and certain domestic distributors. The domestic sales decline was partially offset by increased sales in the export markets.

Index

Net sales in the domestic market were approximately $3,223,000 in the three months ended December 31, 2018, which is a 19.6% decrease from last year's approximately $4,010,000. For the six months ended December 31, 2018, domestic net sales decreased from $8,382,000 to approximately $6,956,000. Declines in sales to mass retail customers and certain distributors accounted for most of the decline. Mass retail was impacted by product placement and decreased sales to a retailer with financial difficulties. The decline of sales to certain distributors was partially due to competition in lower priced and low margin product where we increased pricing to improve margins.

Export net sales increased to approximately $2,188,000 for the three months ended December 31, 2018, compared to approximately $1,881,000 for the three months ended December 31, 2017. For the six months ended December 31, 2018, sales increased to approximately $4,240,000 from $3,594,000 last year. Sales to distributors in Europe, Asia and the South Pacific were the primary drivers of the increase. New product introductions, especially wireless models, were a big part of the increased sales.

Gross profit decreased to 30.7% for the three months ended December 31, 2018, compared to 31.9% for the three months ended December 31, 2017. For the six months ended December 31, 2018, gross profit increased to 31.2% from 29.7% in the prior year. The margin rates are very dependent on mix of sales by customer, product and sales channel.

Selling, general and administrative expenses for the three and six months ended December 31, 2018, decreased compared to the prior year. Decreased benefit costs, lower sales commissions, decreased engineering testing costs, and lower legal fees caused the decline in expense. Benefit costs declined due to a decrease in the company match to the 401(k) plan and a medical insurance refund received in the three months ended December 31, 2018. Sales commissions were lower due to a decline in domestic sales and reduced commissions to certain outside sales representatives. In the three and six months ended December 31, 2017, there was more new product engineering testing than was experienced this year. Legal fees were higher in the three and six months ended December 31, 2017 relating to work performed on the Company's intellectual property. These spending decreases were partially offset by a decline in cash surrender value income in the six months ended December 31, 2018.

Interest expense decreased compared to the same period in the prior year because the Company did not draw on its line of credit facility during the six months ended December 31, 2018.

Income tax expense for the six months ended December 31, 2018, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended December 31, 2018 and 2017:

Total cash provided by (used in):	2018	2017
Operating activities	$1,354,067	$388,502
Investing activities	(235,514)	(361,018)
Financing activities	46,677	—
Net increase in cash and cash equivalents	$1,165,230	$27,484

Operating Activities

The decrease in accounts receivable and increase in accounts payable, partially offset by an increase in inventory, drove the increase in cash provided by operating activities during the six months ended December 31, 2018.

Investing Activities

Cash used in investing activities was lower for the six months ended December 31, 2018, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2019, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Index

Financing Activities

As of December 31, 2018 and 2017, the Company had no outstanding borrowings on its bank line of credit facility.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2018 and June 30, 2018, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure management properly assessed the impact of the new accounting standards related to revenue recognition and leases on its consolidated financial statements to facilitate adoption of the standards on July 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standards.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 31, 2018, the Company is currently involved in legal matters that are described in Note 13 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2018, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2018)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On January 23, 2019, the Board of Directors elected David D. Smith to replace Elizabeth Uecker as Secretary. Mr. Smith also serves as Chief Financial Officer.

Index

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2018 and 2017 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 25, 2019
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 25, 2019
David D. Smith
Chief Financial Officer
Principal Accounting Officer