Form 10-Q
period 2019-03-31
KOSS CORP
filed 2019-05-10
CIK 56701

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	KOSS	NASDAQ

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐ No ☑

At May 6, 2019, there were 7,404,831 shares outstanding of the registrant’s common stock.

Index

KOSS CORPORATION
FORM 10-Q
March 31, 2019

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	June 30, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$2,722,895	$1,081,533
Accounts receivable, less allowance for doubtful accounts of $3,235 and $51,854, respectively	2,812,147	4,709,745
Inventories, net	6,729,666	6,138,679
Prepaid expenses and other current assets	275,315	206,776
Income taxes receivable	42,151	32,375
Total current assets	12,582,174	12,169,108

Equipment and leasehold improvements, net	913,806	1,132,105

Other assets:
Deferred income taxes	13,277	—
Operating lease right-of-use asset	2,912,466	3,102,263
Cash surrender value of life insurance	6,532,249	6,374,372
Total other assets	9,457,992	9,476,635

Total assets	$22,953,972	$22,777,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,207,199	$1,429,491
Accrued liabilities	741,126	788,961
Deferred revenue	606,466	690,905
Operating lease liability	262,643	254,418
Total current liabilities	2,817,434	3,163,775

Long-term liabilities:
Deferred compensation	2,413,474	2,394,009
Deferred revenue	156,786	168,465
Operating lease liability	2,649,823	2,847,845
Total long-term liabilities	5,220,083	5,410,319

Total liabilities	8,037,517	8,574,094

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831 and 7,382,706 shares, respectively	37,024	36,914
Paid in capital	6,091,023	5,752,270
Retained earnings	8,788,408	8,414,570
Total stockholders' equity	14,916,455	14,203,754

Total liabilities and stockholders' equity	$22,953,972	$22,777,848

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018*	2019	2018*
Net sales	$4,860,247	$4,390,454	$16,056,313	$16,365,370
Cost of goods sold	3,205,039	3,377,035	10,907,425	11,791,297
Gross profit	1,655,208	1,013,419	5,148,888	4,574,073

Selling, general and administrative expenses	1,505,922	1,771,295	4,798,045	5,203,125
Interest expense	—	—	—	5,218
Income (loss) before income tax provision	149,286	(757,876)	350,843	(634,270)

Income tax provision	(23,020)	4,274	(22,995)	3,047,356

Net income (loss)	$172,306	$(762,150)	$373,838	$(3,681,626)

Income (loss) per common share:
Basic	$0.02	$(0.10)	$0.05	$(0.50)
Diluted	$0.02	$(0.10)	$0.05	$(0.50)
Weighted-average number of shares
Basic	7,404,831	7,382,706	7,399,768	7,382,706
Diluted	7,405,425	7,382,706	7,408,110	7,382,706

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2019	2018*
Operating activities:
Net income (loss)	$373,838	$(3,681,626)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	4,039	2,626
Loss on disposal of equipment and leasehold improvements	—	343
Depreciation of equipment and leasehold improvements	336,946	385,221
Stock-based compensation expense	292,186	248,624
Deferred income taxes	(13,277)	3,041,405
Change in cash surrender value of life insurance	(34,801)	(181,403)
Change in deferred revenue	(96,118)	(109,158)
Change in deferred compensation accrual	131,965	137,718
Deferred compensation paid	(112,500)	(112,500)
Net changes in operating assets and liabilities (see note 9)	954,130	1,788,052
Cash provided by operating activities	1,836,408	1,519,302

Investing activities:
Purchase of equipment and leasehold improvements	(118,647)	(250,618)
Life insurance premiums paid	(123,076)	(131,058)
Cash used in investing activities	(241,723)	(381,676)

Financing activities:
Proceeds from exercise of stock options	46,677	—
Cash provided by financing activities	46,677	—

Net increase in cash and cash equivalents	1,641,362	1,137,626
Cash and cash equivalents at beginning of period	1,081,533	432,283
Cash and cash equivalents at end of period	$2,722,895	$1,569,909

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018*	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Net income	—	—	—	373,838	373,838
Stock-based compensation expense	—	—	292,186	—	292,186
Exercise of common stock options	22,125	110	46,567	—	46,677
Balance, March 31, 2019	7,404,831	$37,024	$6,091,023	$8,788,408	$14,916,455

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2018	7,404,831	$37,024	$5,993,193	$8,616,102	$14,646,319
Net income	—	—	—	172,306	172,306
Stock-based compensation expense	—	—	97,830	—	97,830
Balance, March 31, 2019	7,404,831	$37,024	$6,091,023	$8,788,408	$14,916,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

KOSS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Koss Corporation (the "Company") as of June 30, 2018, has been derived from audited financial statements.  The unaudited condensed consolidated financial statements presented herein are based on interim amounts.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for the nine months ended March 31, 2019, are not necessarily indicative of the operating results that may be experienced for the full fiscal year ending June 30, 2019.

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

INCOME PER COMMON SHARE - Basic income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic and diluted income per share is the result of the dilutive effect of outstanding stock options. For the nine months ended March 31, 2019 and 2018, there were 2,521,827 and 2,395,000 shares of common stock underlying options and warrants, respectively, excluded due to these instruments being anti-dilutive.

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

IMPACTS TO PREVIOUSLY REPORTED RESULTS — Adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

Index

		New
	As	Revenue
Balance Sheets	Previously	Standard	As
June 30, 2018	Reported	Adjustment	Adjusted
Current liabilities:
Accrued liabilities	$1,178,571	$(389,610)	$788,961
Deferred revenue	—	690,905	690,905

Long-term liabilities:
Other liabilities	155,702	(155,702)	—
Deferred revenue	—	168,465	168,465

Equity:
Retained earnings	8,728,628	(314,058)	8,414,570

		New
	As	Revenue
Statements of Income	Previously	Standard	As
Three Months Ended March 31, 2018	Reported	Adjustment	Adjusted
Net sales	$4,326,674	$63,780	$4,390,454
Cost of goods sold	3,363,121	13,914	3,377,035
Income tax provision	5,126	(852)	4,274
Net (loss)	(812,868)	50,718	(762,150)

(Loss) per common share:
Basic	$(0.11)	$0.01	$(0.10)
Diluted	(0.11)	0.01	(0.10)

		New
	As	Revenue
Statements of Income	Previously	Standard	As
Nine Months Ended March 31, 2018	Reported	Adjustment	Adjusted
Net sales	$16,277,181	$88,189	$16,365,370
Cost of goods sold	11,753,719	37,578	11,791,297
Income tax provision	3,048,208	(852)	3,047,356
Net (loss)	(3,733,089)	51,463	(3,681,626)

(Loss) per common share:
Basic	$(0.51)	$0.01	$(0.50)
Diluted	(0.51)	0.01	(0.50)

Adoption of the standard related to leases impacted the Company's previously reported results by adding the following line items to the Company's balance sheets:

Index

Balance Sheets	As
June 30, 2018	Adjusted
Assets:
Operating lease right-of-use asset	$3,102,263

Current liabilities:
Operating lease liability	254,418

Long-term liabilities:
Operating lease liability	2,847,845

Adoption of the standards related to revenue recognition and leases had no impact on total cash provided by operating activities on the consolidated statements of cash flows.

4.    INVENTORIES

The components of inventories were as follows:

	March 31, 2019	June 30, 2018*
Raw materials	$2,676,550	$2,717,862
Finished goods	6,463,112	6,057,703
	9,139,662	8,775,565
Allowance for obsolete inventory	(2,409,996)	(2,636,886)
Inventories, net	$6,729,666	$6,138,679

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed. The Tax Act significantly changed the income tax environment for US corporations, including the reduction of the US federal corporate tax rate from 35% to 21%. For the three and nine months ended March 31, 2019, the Company recorded an income tax benefit of $23,020 and $22,995, respectively, due to refund of the AMT credits not recognized in prior years. This compare to income tax expense of $4,274 and $3,047,356 for the three and nine months ended March 31, 2018. There was no tax expense in the three months ended March 31, 2019, related to the federal statutory tax rate of 21% due to tax net operating loss carryforwards being utilized. The income tax expense for the nine months ended March 31, 2018 includes $713,826 for the write down of deferred income taxes due to the change in federal statutory rate as a result of the passage of the Tax Act and $2,429,235 related to the recording of a valuation allowance for all deferred taxes. The valuation allowance was recorded due to uncertainty of the ability to realize the deferred tax assets.

The Company does not believe it has any unrecognized tax benefits as of March 31, 2019 or June 30, 2018. Any changes to the Company’s unrecognized tax benefits as of March 31, 2019, if recognized, would impact the effective tax rate.

Index

6.    CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over the Lender’s most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility. On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants.  On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the Credit Agreement also provides that the Company may, from time to time, request the Lender to issue letters of credit for the benefit of the Company of up to a sublimit of $2,000,000 and subject to certain other limitations.  The loan may be used only for general corporate purposes of the Company. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2019 and June 30, 2018, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $0 and $5,218 for the three and nine months ended March 31, 2018, respectively. There was no interest expense in the three and nine months ended March 31, 2019.

7.    ACCRUED LIABILITIES

Accrued liabilities were as follows:

	March 31, 2019	June 30, 2018*
Cooperative advertising and promotion allowances	$190,923	$292,873
Customer credit balances	126,663	53,365
Current deferred compensation	150,000	150,000
Employee benefits	59,708	60,739
Legal and professional fees	90,300	81,000
Profit-sharing	21,578	17,975
Sales commissions and bonuses	64,342	74,078
Other	37,612	58,931
Total accrued liabilities	$741,126	$788,961

*As adjusted for retrospective adoption of ASC 606
8.    STOCK OPTIONS

The Company recognizes stock-based compensation expense for options granted under both the 1990 Flexible Incentive Plan and the 2012 Omnibus Incentive Plan ("2012 Plan"). The stock-based compensation relates to stock options granted to employees and non-employee directors. In the nine months ended March 31, 2019, options to purchase 585,000 shares were granted under the 2012 Plan at a weighted average exercise price of $2.79. In the nine months ended March 31, 2018, options to purchase 490,000 shares were granted under the 2012 Plan at a weighted average exercise price of $1.89. Stock-based compensation expense during the three and nine months ended March 31, 2019 was $97,830 and $292,186. Stock-based compensation expense during the three and nine months ended March 31, 2018 was $82,792 and $248,624.

Index

9.    ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	Nine Months Ended
	March 31
	2019	2018*
Accounts receivable	$1,893,559	$919,927
Inventories	(590,987)	1,988,887
Prepaid expenses and other current assets	(68,539)	(123,671)
Income taxes receivable	(9,776)	5,951
Accounts payable	(222,292)	(1,414,569)
Accrued liabilities	(47,835)	411,527
Net change	$954,130	$1,788,052

Net cash paid during the period for:
Income taxes	$1,678	$3,182
Interest	$—	$5,218

*As adjusted for retrospective adoption of ASC 606
10.     DEFERRED REVENUE

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue to recognize these future performance obligations. Changes in unearned revenue were as follows:

	Beginning Balance	Deferral of Revenue	Recognition of Deferred Revenue	Ending Balance
Nine Months Ended March 31, 2019	$859,370	$368,087	$(464,205)	$763,252

11.    LEASES

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Nine Months Ended
	March 31
	2019	2018
Operating lease cost	$285,000	$285,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$285,000	$285,000
Weighted-average remaining lease term (in years)	9.25	10.25
Weighted-average discount rate	4.25%	4.25%

Index

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the consolidated balance sheets is as follows:

Year ending June 30,
2019 (excluding the nine months ended March 31, 2019)	$95,000
2020	380,000
2021	380,000
2022	380,000
2023	380,000
Thereafter	1,900,000
Total lease payments	3,515,000
Present value adjustment	(602,534)
Total lease liabilities	$2,912,466

12.    LEGAL MATTERS

As of March 31, 2019, the Company is party to the matters described below:

•
On or around July 13, 2018, the Company was served with a lawsuit by a former celebrity endorser of certain products alleging that the Company used her name and image to market and sell the products after the termination of their agreement without her consent. This case remains pending. The ultimate resolution of this matter is not determinable at this time.

•
The Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio.  The Company has incurred costs and will continue to incur costs related to enforcing this program. These costs primarily relate to legal fees and other costs involved with the underlying efforts to enforce this portfolio.  Depending on the response to and the underlying results of the enforcement program, the Company may enter into licensing arrangements or initiate lawsuits as part of the Company’s efforts to enforce this program.

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

Results of Operations Summary

•	Net sales for the quarter ended March 31, 2019, increased $469,793 to $4,860,247, compared to the same quarter last year. Sales increased in both foreign and domestic markets for the quarter.

•
For the nine months ended March 31, 2019, net sales decreased $309,057 to $16,056,313. A decline in sales to domestic mass retail customers and distributors drove the decrease in net sales. Increased sales to foreign distributors partially offset the decline in domestic sales.

•
Gross profit as a percent of net sales increased for the three and nine months ended March 31, 2019. Gross profit fluctuations were primarily driven by change in the mix of business by product, customer and sales channel.

•
Selling, general and administrative expenses for the three and nine months ended March 31, 2019, decreased compared to the same period in the prior year primarily due to a decrease in employee benefit costs, sales commissions, engineering testing costs, and professional fees. For the nine months ended March 31, 2019, cash surrender value income was less than the prior year.

•
Tax expense for the three and nine months ended March 31, 2019 was minimal due to an offsetting change in the valuation allowance for deferred tax assets. During the three and nine months ended March 31, 2019, the tax credit is due to refund of AMT carry forward not utilized in prior periods.

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2019	2018*	2019	2018*
Net sales	$4,860,247	$4,390,454	$16,056,313	$16,365,370
Net sales (decrease) increase %	10.7%	(8.0)%	(1.9)%	(8.1)%
Gross profit	$1,655,208	$1,013,419	$5,148,888	$4,574,073
Gross profit as % of net sales	34.1%	23.1%	32.1%	27.9%
Selling, general and administrative expenses	$1,505,922	$1,771,295	$4,798,045	$5,203,125
Selling, general and administrative expenses as % of net sales	31.0%	40.3%	29.9%	31.8%
Interest expense	$—	$—	$—	$5,218
Income (loss) before income tax provision	$149,286	$(757,876)	$350,843	$(634,270)
Income before income tax as % of net sales	3.1%	(17.3)%	2.2%	(3.9)%
Income tax provision	$(23,020)	$4,274	$(22,995)	$3,047,356
Income tax provision as % of income before income tax	(15.4)%	(0.6)%	(6.6)%	(480.5)%

*As adjusted for retrospective adoption of ASC 606

2019 Results Compared with 2018
(comments refer to both the three and nine month periods unless otherwise stated)

For the three months ended March 31, 2019, sales increased 10.7%. Net sales increased in both the export and domestic markets. For the nine months ended March 31, 2019 net sales declined 1.9% primarily due to a decrease in domestic mass retail customers and certain domestic distributors with these declines partially offset by increased sales in the export markets.

Index

Net sales in the domestic market were approximately $3,688,000 in the three months ended March 31, 2019, which is a 3.4% increase from last year's approximately $3,568,000. Net sales to mass retail and certain distributors improved during the quarter. In addition, there have been strong sales to a direct to consumer customer.

For the nine months ended March 31, 2019, domestic net sales decreased from approximately $11,949,000 to approximately $10,644,000. Declines in sales to mass retail customers and certain distributors accounted for most of the decrease in the nine months ended March 31, 2019. Mass retail has been impacted by product placement and decreased sales to a retailer with financial difficulties. The decline of sales to certain distributors was partially due to competition in lower priced and low margin products where we increased pricing to improve margins.

Export net sales increased to approximately $1,172,000 for the three months ended March 31, 2019, compared to approximately $821,000 for the three months ended March 31, 2018. For the nine months ended March 31, 2019, sales increased to approximately $5,412,000 from approximately $4,416,000 last year. Sales to distributors in Europe, Asia and the South Pacific were the primary drivers of the increase. New product introductions, especially wireless models, were a big part of the increased sales. A portion of these increases was offset by declines at an OEM customer with a project that completed in the nine months ended March 31, 2019.

Gross profit increased to 34.1% for the three months ended March 31, 2019, compared to 23.1% for the three months ended March 31, 2018. For the nine months ended March 31, 2019, gross profit increased to 32.1% from 27.9% in the prior year. The margin rates are very dependent on mix of sales by customer, product and sales channel. In addition, the three and nine months ended March 31, 2018 included charges for excess and obsolete inventory that were not repeated in the current year.

Selling, general and administrative expenses for the three and nine months ended March 31, 2019, decreased compared to the prior year. Decreased benefit costs, lower sales commissions, decreased engineering testing costs, and lower professional fees caused the decline in expense. Benefit costs declined due to a decrease in the company match to the 401(k) plan and a medical insurance refund received in the three months ended December 31, 2018. Sales commissions were lower due to a decline in domestic sales and reduced commissions to certain outside sales representatives. In the three and nine months ended March 31, 2018, there was more new product engineering testing than was experienced this year. Professional fees were higher in the three and nine months ended March 31, 2018 relating to work performed on the Company's intellectual property. These spending decreases were partially offset by a decline in cash surrender value income in the nine months ended March 31, 2019.

The Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio.  The Company has incurred costs and will continue to incur costs related to enforcing this program. These costs primarily relate to legal fees and other costs involved with the underlying efforts to enforce this portfolio.  Depending on the response to and the underlying results of the enforcement program, the Company may enter into licensing arrangements or initiate lawsuits as part of the Company’s efforts to enforce this program. If successful, the Company may receive royalties, offers to purchase its intellectual property, or other proceeds in amounts that could have a material effect on its financial statements.

Interest expense decreased compared to the same period in the prior year because the Company did not draw on its line of credit facility during the nine months ended March 31, 2019.

Income tax expense for the nine months ended March 31, 2019, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. A tax benefit was recognized related to the refund of AMT carry forward.

Index

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended March 31, 2019 and 2018:

Total cash provided by (used in):	2019	2018*
Operating activities	$1,836,408	$1,519,302
Investing activities	(241,723)	(381,676)
Financing activities	46,677	—
Net increase in cash and cash equivalents	$1,641,362	$1,137,626

*As adjusted for retrospective adoption of ASC 606
Operating Activities

The positive operating results plus the decrease in accounts receivable, partially offset by an increase in inventory, drove the increase in cash provided by operating activities during the nine months ended March 31, 2019.

Investing Activities

Cash used in investing activities was lower for the nine months ended March 31, 2019, as the Company had decreased expenditures for tooling related to new product introductions. During the fiscal year ending June 30, 2019, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures similar to last fiscal year.  The Company expects to generate sufficient cash flow through operations or through the use of its credit facility to fund these expenditures.

Financing Activities

As of March 31, 2019 and 2018, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2019 or 2018 under the stock repurchase program.  Cash provided in 2019 was from stock options exercised which resulted in the issuance of 22,125 shares of common stock. No stock options were exercised in 2018.

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

Index

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”).  The Credit Agreement provided for an $8,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $2,000,000.  On June 29, 2017, the Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the Credit Agreement was amended to extend the expiration to July 31, 2019. The Company and the Lender also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2019 and June 30, 2018, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2019 were effective.

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

As of March 31, 2019, the Company is currently involved in the legal matter that is described in Note 12 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2019, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2019)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31	—	$—	—	$2,139,753

(1)          In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program.  The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2019.

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

101
The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended March 31, 2019 and 2018 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2019 and 2018 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 10, 2019
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	May 10, 2019
David D. Smith
Chief Financial Officer
Principal Accounting Officer