Form 10-K
period 2019-06-30
KOSS CORP
filed 2019-08-30
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2018, was approximately $4,995,005 (based on the $1.91 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2018.

On August 19, 2019, there were 7,404,831 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2019

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

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has approximately 134 domestic dealers and its products are carried in approximately 9,093 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 81% of the Company’s fiscal year 2019 sales were from stereo headphones used for listening to music.  The remaining 19% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers ("OEM"). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 437 trademarks registered in 90 countries around the world and 224 patents in 25 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.  During the year ended June 30, 2019, the Company took additional steps to monitor and enforce its patents and trademarks to protect its intellectual property around the world.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2019, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2019, is not significant in relation to net sales during fiscal year 2019 or projected fiscal year 2020 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  The Company markets its products through approximately 9,093 domestic retail outlets and numerous retailers worldwide.  The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years.  The Company’s sales to its largest single customer, Wal-Mart, were approximately 18% and 21% of net sales in fiscal year 2019 and 2018, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Wal-Mart in both years) accounted for approximately 45% and 47% of net sales in fiscal years 2019 and 2018, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $ 334,789 during fiscal year 2019. These activities were conducted by both Company personnel and outside consultants.  There was $ 427,009 in expenses for research and development activities during fiscal year 2018. The Company expects to incur research and development costs related to its Bluetooth® and traditional wired headphones during fiscal year 2020 as it is planning to introduce several new product offerings.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During the fiscal years 2019 and 2018, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2019, the Company employed 34 non-union employees, 3 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2019.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market.  In addition, the governments of foreign nations may elect to erect trade barriers on imports.  The creation of additional barriers would reduce the Company’s net sales and net income.  In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products.  For further information, see Part II, Item 7.

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

	2019	2018*
United States	$15,255,741	$16,584,115
Sweden	1,841,402	1,434,264
All other countries	1,341,878	1,515,010
Czech Republic	1,208,893	1,290,563
People's Republic of China	976,492	1,604,506
Russian Federation	459,035	486,153
Australia	415,080	193,174
Canada	343,576	414,846
Net sales	$21,842,097	$23,522,631

*As adjusted for the retrospective adoption of ASC 606

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People's Republic of China and Taiwan.  Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take six to twelve months.  The Company believes that it could restore production of its top ten selling models (which represent approximately 66% of the Company’s 2019 net sales) within twelve to eighteen months. Recent changes to compliance testing have impacted the time it takes to bring a product to market and would also impact the time necessary to retool a product and re-enter the marketplace.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

CYBERSECURITY

The Company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the Company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach. The Company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the Company’s business, increase costs and/or could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the Company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the Company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations.  The Company has programs in place to address and mitigate the cybersecurity risks.  These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, education of employees to the risks of external threats, and simplification of infrastructure to minimize servers.  The Company continues to minimize its risk by reducing the number of physical servers at the HQ location and further reducing the exposure of public systems. Planned e-commerce improvements will also reduce exposure. Operating systems are being updated to eliminate risks.  More business critical systems are being moved to the cloud including email as well as reviewing options for ERP cloud deployment.

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

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The NASDAQ Stock Market under the trading symbol KOSS.  There were 390 record holders of the Company’s common stock as of August 19, 2019.  This number does not include individual participants in security position listings.  The quarterly high and low sale prices of the Company’s common stock for the last two fiscal years are shown below. There were no dividends declared during the fiscal years ended June 30, 2019 and 2018.

Quarter Ended	High	Low
September 30, 2017	$2.07	$1.40
December 31, 2017	$3.58	$1.40
March 31, 2018	$2.52	$1.75
June 30, 2018	$3.00	$1.70
September 30, 2018	$4.69	$2.27
December 31, 2018	$3.19	$1.83
March 31, 2019	$2.28	$1.79
June 30, 2019	$2.33	$1.93

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number	Average	Shares Purchased as	Approximate Dollar Value of
	of Shares	Price Paid	Part of Publicly	Shares Available under
Period (2019)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2019, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2019 and 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2019 and 2018. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Fiscal Year 2019 Summary

•

Net sales decreased 7.1% to $ 21,842,097 on volume declines with mass retail in the US and certain US based distributors as well as to an original equipment manufacturer ("OEM") customer in Asia. This was partially offset by improvement in sales to a direct to consumer customer in the US and an increase in sales to the distributor in Scandinavia.

•	Gross profit as a percent of sales increased 3.4% to 31.2%. The increase was primarily due to a change in the mix of sales by product and by channel.

•

Selling, general and administrative spending was lower as a result of decreased costs for sales commissions, salaries, benefits and marketing expense. These reductions were partially offset by an increase in legal expense related to enforcement of the Company's IP portfolio.

•

Tax expense for the year ended June 30, 2019 was minimal due to an offsetting change in the valuation allowance for deferred tax assets. During fiscal 2019 the Company recorded a tax benefit due to refund of AMT carry forward not utilized in prior periods.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2019	2018*
Net sales	$21,842,097	$23,522,631
Net sales (decrease) %	(7.1)%	(2.2)%
Gross profit	$6,819,874	$6,555,998
Gross profit as % of net sales	31.2%	27.9%
Selling, general and administrative expenses	$6,415,441	$6,920,156
Selling, general and administrative expenses as % of net sales	29.4%	29.4%
Interest income	$3,178	$-
Interest expense	$-	$5,218
Income (loss) before income tax provision	$407,611	$(369,376)
income (loss) before income tax provision as % of net sales	1.9%	(1.6)%
Income tax (benefit) provision	$(26,503)	$3,041,844
Income tax (benefit) provision as % of income (loss) before taxes	6.5%	(823.5)%

*As adjusted for the retrospective adoption of ASC 606

2019 Results of Operations Compared with 2018

Net sales for 2019 decreased primarily due to decreased sales to mass retail in the United States, certain US based distributors, and an export OEM customer. This was partially offset by improvement in sales to a direct to consumer customer in the US and an increase in sales to a distributor in Scandinavia.

Export net sales decreased by $352,159 to $6,586,356. Sales to an OEM customer in Asia decreased by $628,014 to $976,492 in fiscal year 2019. The contract with this customer was completed during fiscal year 2019.  The distributor in Scandinavia started to show signs of improvement with a sales increase of $407,138 for net sales of $1,841,402 in the year ended June 30, 2019. Most other export markets were negatively impacted by struggling economies and exchange rate fluctuations.

For the year ended June 30, 2019, domestic net sales decreased from $ 16,584,115 to $ 15,255,741. Declines in sales to mass retail customers and certain distributors accounted for most of the decrease in fiscal year 2019.  Mass retail has been impacted by product placement, timing of shipments for back-to-school products and decreased sales to a retailer with financial difficulties. The decline of sales to certain distributors was partially due to competition in lower priced and low margin products where we increased pricing to improve margins.

Gross profit increased to 31.2% for the year ended June 30, 2019, compared to 27.9% for the prior fiscal year.   The margin rates are very dependent on mix of sales by customer, product and sales channel.   In fiscal 2019, the Company received approximately $121,000 for a settlement on a freight class action suit that reduced cost of goods sold.  In addition, fiscal year 2018 included charges for excess and obsolete inventory that were not repeated in the current year.

Selling, general and administrative expenses decreased to $ 6,415,441 which was $504,715 less than the prior year.   Decreased benefit costs, lower sales commissions, decreased engineering testing costs, and lower professional fees caused the decline in expense. Benefit costs declined due to a $116,000 decrease in the company match to the 401(k) plan and a $50,000 medical insurance refund. Sales commissions were lower due to a decline in domestic sales and reduced commissions to certain outside sales representatives. In fiscal year 2018, there was more new product engineering testing than was experienced this year. Professional fees were higher in fiscal year 2018 relating to work performed on the Company's intellectual property. These spending decreases were partially offset by a decline in cash surrender value income in the current fiscal year.

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

Interest expense decreased compared to the same period in the prior year because the Company did not draw on its line of credit facility during the year ended June 30, 2019.

Income tax expense for the year ended June 30, 2019, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The Company had a taxable loss in fiscal year 2019 due to disposal of obsolete inventory.  A tax benefit was recognized related to the refund of AMT carry forward.  The effective tax rate is anticipated to be less than 25% in the fiscal year ended June 30, 2020.  It is anticipated that the effective rate will be reduced by utilization of a portion or all of the approximately $630,000 of federal net operating loss carryforwards.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2019	2018*
Total cash provided by (used in):
Operating activities	$1,411,065	$1,031,087
Investing activities	(310,993)	(381,837)
Financing activities	46,677	—
Net increase in cash and cash equivalents	$1,146,749	$649,250

*As adjusted for the retrospective adoption of ASC 606

Operating Activities

Changes in operating assets and liabilities generated $246,447 in cash during the year ended June 30, 2019. The Company decreased accounts receivable by $1,031,180 which was partially offset by increased inventory of $712,769. Accounts receivable decreased as a result of decreased sales in the three months ended June 30, 2019 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities was slightly lower for 2019 as the Company decreased spending on tooling and equipment compared to fiscal year 2018. In 2020, the Company is planning approximately $900,000 for tooling and leasehold improvements.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

As of June 30, 2019, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2019 or 2018 under the stock repurchase program.  In the year ended June 30, 2019, stock options were exercised for 22,125 shares of common stock resulting in proceeds to the Company of $46,677.  No stock options were exercised in 2018.

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

Credit Facility

On May 12, 2010, the Company entered into a secured credit facility ("JPMorgan Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan").  The JPMorgan Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over JPMorgan's most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On June 29, 2017, the JPMorgan Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the JPMorgan Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the JPMorgan Credit Agreement also provides that the Company may, from time to time, request JPMorgan to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.  The JPMorgan Credit Agreement contained certain affirmative and negative covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The Company and JPMorgan also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted JPMorgan a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the JPMorgan Credit Agreement. As of June 30,  2018, there were no outstanding borrowings on the facility.  The Company’s credit facility with JPMorgan was terminated on May 14, 2019 and there were no outstanding borrowings on the facility as of that date.

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021.  The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000.  There are no unused line fees in the credit facility.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2019 there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2019, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2019. The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal year 2019 and 2018. As of June 30, 2019, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

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

Revenue Recognition

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.  The Company adopted the requirements of the new standard on July 1, 2018 using the full retrospective transition method. Prior period Consolidated Financial Statements were restated to reflect full retrospective adoption. See Note 3 to the Consolidated Financial Statements for additional information on revenue recognition.

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

Inventories

Effective June 30, 2019, the Company changed its accounting principle for inventory to first-in, first-out ("FIFO") and discontinued the use of the last-in, first-out ("LIFO") method for inventory valuation.  This change in accounting principle did not change the inventory valuation as of June 30, 2018 or June 30, 2019 as the LIFO reserve was $0.  The results of operations for the years ended June 30, 2018 and June 30, 2019 were not impacted by discontinuing the use of LIFO since the LIFO reserve was reduced to $0 effective June 30, 2017.

The Company values its inventories at the lower of cost or market. Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventories that it has in the past, with the exception of discontinuing the use of LIFO. Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2019 was effective.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

 See Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiary

Milwaukee, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Koss Corporation and Subsidiary (the “Company”) as of June 30, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company as June 30, 2019 and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Adjustments to Prior Period Consolidated Financial Statements

As part of our audit of the 2019 consolidated financial statements, we also audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the change in accounting as described in Notes 3 and 15.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to Koss Corporation and Subsidiary’s 2018 consolidated financial statements, which were audited by other auditors, other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance of the 2018 consolidated financial statements as a whole.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019

Milwaukee, Wisconsin

August 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiary

Milwaukee, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1 “Revenue Recognition”, “Inventories” and “Leases” and the related disclosures, the accompanying consolidated balance sheet of Koss Corporation and Subsidiary (the "Company") as of June 30, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements").  The 2018 consolidated financial statements, before the effects of the adjustments discussed in Note 1, are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments and the related disclosures to retrospectively apply the changes in accounting described in Note 1 “Revenue Recognition”, “Inventories” and “Leases” and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

We served as the Company's auditor from 2010 to 2018.

Milwaukee, Wisconsin

August 23, 2018

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30,	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$2,228,282	$1,081,533
Accounts receivable, less allowance for doubtful accounts of $2,617 and $51,854, respectively	3,655,143	4,709,745
Inventories	6,851,448	6,138,679
Prepaid expenses and other current assets	133,889	206,776
Income taxes receivable	45,660	32,375
Total current assets	12,914,422	12,169,108

Equipment and leasehold improvements, net	890,110	1,132,105

Other assets:
Deferred income taxes	13,276	-
Operating lease right-of-use asset	2,847,846	3,102,263
Cash surrender value of life insurance	6,569,628	6,374,372
Total other assets	9,430,750	9,476,635

Total assets	$23,235,282	$22,777,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,436,373	$1,429,491
Accrued liabilities	650,513	788,961
Deferred revenue	645,470	690,905
Operating lease liability	265,443	254,418
Total current liabilities	2,997,799	3,163,775

Long-term liabilities:
Deferred compensation	2,419,962	2,394,009
Deferred revenue	163,018	168,465
Operating lease liability	2,582,402	2,847,845
Total long-term liabilities	5,165,382	5,410,319

Total liabilities	8,163,181	8,574,094

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831 and 7,382,706 shares, respectively	37,024	36,914
Paid in capital	6,186,393	5,752,270
Retained earnings	8,848,684	8,414,570
Total stockholder' equity	15,072,101	14,203,754

Total liabilities and stockholders' equity	$23,235,282	$22,777,848

*As adjusted for the retrospective adoption of ASC 606 and ASC 842

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2019	2018*
Net sales	$21,842,097	$23,522,631
Cost of goods sold	15,022,223	16,966,633
Gross profit	6,819,874	6,555,998

Selling, general and administrative expenses	6,415,441	6,920,156

Income (loss) from operations	404,433	(364,158)

Interest (income) expense	(3,178)	5,218

Income (loss) before income tax provision	407,611	(369,376)

Income tax (benefit) provision	(26,503)	3,041,844

Net income (loss)	$434,114	$(3,411,220)

Income (loss) per common share:
Basic	$0.06	$(0.46)
Diluted	$0.06	$(0.46)

Weighted-average number of shares:
Basic	7,401,030	7,382,706
Diluted	7,407,827	7,382,706

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2019	2018*
Operating activities:
Net income (loss)	$434,114	$(3,411,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	23,422	(4,874)
Loss on disposal of equipment and leasehold improvements	-	343
Depreciation of equipment and leasehold improvements	429,750	526,261
Stock-based compensation expense	387,556	331,560
Deferred income taxes	(13,276)	3,041,405
Change in cash surrender value of life insurance	(72,019)	(218,224)
Change in deferred revenue	(50,882)	15,638
Change in deferred compensation accrual	175,953	249,591
Deferred compensation paid	(150,000)	(150,000)
Net changes in operating assets and liabilities (see Note 13)	246,447	650,607
Cash provided by operating activities	1,411,065	1,031,087

Investing activities:
Purchase of equipment and leasehold improvements	(187,756)	(250,618)
Life insurance premiums paid	(123,237)	(131,219)
Cash used in investing activities	(310,993)	(381,837)

Financing Activities:
Exercise of common stock options	46,677	-
Net cash flows provided by financing activities	46,677	-

Net increase in cash and cash equivalents	1,146,749	649,250
Cash and cash equivalents at beginning of year	1,081,533	432,283
Cash and cash equivalents at end of year	$2,228,282	$1,081,533

*As adjusted for the retrospective adoption of ASC 606

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2017, as originally stated	7,382,706	$36,914	$5,420,710	$12,114,688	$17,572,312
Change due to retrospective adoption of ASC 606	-	-	-	(288,878)	(288,878)
Adjusted Balance, June 30, 2017	7,382,706	36,914	5,420,710	11,825,790	17,283,414
Net (loss)*	-	-	-	(3,411,220)	(3,411,220)
Stock-based compensation expense	-	-	331,560	-	331,560
Balance, June 30, 2018*	7,382,706	36,914	5,752,270	8,414,570	14,203,754
Net income	-	-	-	434,114	434,114
Stock-based compensation expense	-	-	387,556	-	387,556
Exercise of common stock options	22,125	110	46,567	-	46,677
Balance, June 30, 2019	7,404,831	$37,024	$6,186,393	$8,848,684	$15,072,101

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

REVENUE RECOGNITION — Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.  The Company adopted the requirements of the new standard on July 1, 2018 using the full retrospective transition method. Prior period Consolidated Financial Statements were restated to reflect full retrospective adoption.  See Note 3 to the Consolidated Financial Statements for additional information on revenue recognition.

SHIPPING AND HANDLING FEES AND COSTS — Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

RESEARCH AND DEVELOPMENT — Research and development activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $ 334,789 and $ 427,009 in 2019 and 2018 respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $ 47,657 in 2019 and $ 65,279 in 2018.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the "Code").  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income (loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” income (loss) per share.  Basic income (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted income (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 10 for additional information on income (loss) per common and common stock equivalent share.

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

INVENTORIES — Effective June 30, 2019, the Company changed its accounting principle for inventory and discontinued the use of the last-in, first-out ("LIFO") method for inventory valuation and adopted the first-in, first-out ("FIFO") method of inventory.  This change in accounting principle did not change the inventory valuation as of June 30, 2018 or June 30, 2019 as the LIFO reserve was $0 as of both dates.  The results of operations for the years ended June 30, 2018 and June 30, 2019 were not impacted by discontinuing the use of LIFO since the LIFO reserve was reduced to $0 effective June 30, 2017.   The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 4 for additional information on inventory.

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

LEASES — In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. This new standard revises existing lease guidance and requires all operating leases to be recorded on a company's balance sheet as right-of-use ("ROU") assets and lease liabilities. The new guidance also requires additional disclosures about leases. The Company early adopted the requirements of the new standard on July 1, 2018 using the modified retrospective transition method. Prior period Consolidated Financial Statements were restated to reflect modified retrospective adoption beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman, and has determined that the lease is an operating lease.

Operating leases are reported on the Company's Consolidated Balance Sheets as operating lease ROU assets and operating lease liabilities. Operating lease ROU assets and liabilities are valued at the present value of the future lease payment obligations.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses in the Consolidated Statements of Operations, which is where the annual premiums are recorded.

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 9 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2019 and 2018.

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

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 11.  The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

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

REVENUE RECOGNITION — In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The Company adopted the new standard effective July 1, 2018, using the full retrospective method. Adoption of the new revenue recognition standard required the Company to restate its previously reported results for the prior year comparative period and had a material impact on the Consolidated Balance Sheets but an overall immaterial impact on its consolidated statements of income and cash flows and related disclosures. The impact on the Company's Consolidated Balance Sheets was a result of the adjustment to defer revenue from prior years and a corresponding adjustment to retained earnings.  See Note 3 for additional information on revenue recognition and the impact on previously reported results.

LEASES — In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. The Company elected to early adopt the standard effective July 1, 2018, concurrent with the adoption of the new standard related to revenue recognition. The adoption of the new lease standard had a material impact on the Consolidated Balance Sheets but did not have an impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The impact on the Company's Consolidated Balance Sheets was a result of recording the right-of-use asset and corresponding lease liability. Adoption of the new standard also required the Company to restate its previously reported results to include the recognition of right-of-use assets and lease liabilities for the prior year comparative period.  See Note 15 for additional information on leases.

3.	REVENUE RECOGNITION

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.  The Company adopted the requirements of the new standard on July 1, 2018 using the full retrospective transition method. Prior period Consolidated Financial Statements were restated to reflect full retrospective adoption.

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. The Company determine the standalone selling price for this performance obligation using the cost plus method.  There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known.  The Company typically receives payment for product at the time of shipment or under normal collection terms.  The Company estimates that the warranty related performance obligation is satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue.

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

Volume Rebates - The Company offers volume rebates to certain customers in the United States and certain foreign distributors. These volume rebates are tied to sales volume within specified periods. The amount of revenue is reduced for variable consideration related to customer rebates, which are calculated using expected values and is based on program specific factors such as expected rebate percentages and expected volumes. Changes in such accruals may be required if actual sales volume differs from estimated sales volume, which would affect net sales and operating results in the period such variances become known.

The cumulative effect of the changes made to our June 30, 2018 Consolidated Balance Sheet for the adoption of ASC 606 using the full retrospective method was as follows:

Balance Sheet	As Previously	New Revenue	As
June 30, 2018	Reported	Standard Adjustment	Adjusted
Current liabilities:
Accrued liabilities	$1,178,571	$(389,610)	$788,961
Deferred revenue	-	690,905	690,905

Long-term liabilities:
Other liabilities	155,702	(155,702)	-
Deferred revenue	-	168,465	168,465

Equity:
Retained earnings	$8,728,628	$(314,058)	$8,414,570

The impact of adoption on our Consolidated Statement of Operations was as follows:

Statement of Operations	As Previously	New Revenue	As
Year ended June 30, 2018	Reported	Standard Adjustment	Adjusted
Net sales	$23,515,441	$7,190	$23,522,631
Cost of goods sold	16,933,431	33,202	16,966,633
Income tax provision	3,042,696	(852)	3,041,844
Net (loss)	(3,386,060)	(25,160)	(3,411,220)

(Loss) per common share:
Basic	$(0.46)	$-	$(0.46)
Diluted	(0.46)	-	(0.46)

The impact of adoption on our Consolidated Statement of Cash Flows was as follows:

Statement of Cash Flows	As Previously	New Revenue	As
Year ended June 30, 2018	Reported	Standard Adjustment	Adjusted
Operating activities:
Net (loss)	$(3,386,060)	$(25,160)	$(3,411,220)
Deferred income taxes	3,042,257	(852)	3,041,405
Change in deferred revenue		15,638	15,638
Net changes in operating assets and liabilities	640,233	10,374	650,607
Cash provided by operating activities	$1,031,087	-	$1,031,087

Disaggregation of Revenue

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2019	2018*
United States	$15,255,741	$16,584,115
Export	6,586,356	6,938,516
Net Sales	$21,842,097	$23,522,631

*As adjusted for the retrospective adoption of ASC 606

4.	INVENTORIES

Effective June 30, 2019, the Company changed its accounting principle for inventory and discontinued the use of the last-in, first-out ("LIFO") method for inventory valuation and adopted the first-in, first-out ("FIFO") method of inventory.  The FIFO value is preferred due to it being more reflective of the actual cost.  This change in accounting principle did not change the inventory valuation as of June 30, 2018 or June 30, 2019 as the LIFO reserve was $0 as of both dates.  The results of operations for the years ended June 30, 2018 and June 30, 2019 were not impacted by discontinuing the use of LIFO since the LIFO reserve was reduced to $0 effective June 30, 2017.

As of June 30, 2019 and 2018, the Company’s inventory was recorded using the lower of FIFO cost or net realizable value. The components of inventories at June 30, 2019 and 2018 were as follows:

	2019	2018
Raw materials	$1,848,340	$2,717,862
Finished goods	6,604,408	6,057,703
	8,452,748	8,775,565
Reserve for obsolete inventory	(1,601,300)	(2,636,886)
Total inventories	$6,851,448	$6,138,679

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2019 and 2018 are summarized as follows:

	Estimated
	useful lives (in years)	2019	2018
Machinery and equipment	5 - 10	$593,595	$593,595
Furniture and office equipment	5 - 10	357,351	357,351
Tooling	5	4,261,077	4,308,967
Computer equipment	3 - 5	758,819	758,820
Leasehold improvements	3 - 10	2,517,226	2,457,006
Assets in progress	N/A	118,737	19,500
		8,606,805	8,495,239
Less: accumulated depreciation and amortization		7,716,695	7,363,134
Equipment and leasehold improvements, net		$890,110	$1,132,105

6.	INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax (benefit) provision in 2019 and 2018 consisted of the following:

Year Ended June 30,	2019	2018*
Current:
Federal	$(13,277)	$414
State	25	25
Deferred	(13,251)	3,041,405
Total income tax (benefit) provision	$(26,503)	$3,041,844

*As adjusted for the retrospective adoption of ASC 606

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

The 2019 and 2018 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2019	2018*
Federal income tax liability (benefit) at statutory rate	$85,599	$(101,578)
State income tax liability (benefit), net of federal income tax effect	20	(9,518)
(Decrease) increase in valuation allowance	(328,541)	2,266,219
Stock-based compensation	-	91,179
Adjustment to deferred tax assets	189,186	-
Remeasurement of deferred income taxes	-	713,826
Other	27,233	81,716
Total income tax (benefit) provision	$(26,503)	$3,041,844

*As adjusted for the retrospective adoption of ASC 606

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2019 and June 30, 2018 include:

	2019	2018*
Deferred income tax assets:
Deferred compensation	$642,424	$635,936
Stock-based compensation	228,981	420,204
Accrued expenses and reserves	705,828	997,924
Federal and state net operating loss carryforwards	697,621	630,344
Equipment and leasehold improvements	122,714	26,568
Valuation allowance	(2,382,087)	(2,710,628)
Total deferred income tax assets	15,481	348

Deferred income tax liabilities:
Other	(2,205)	(348)
Net deferred income tax assets	$13,276	$-

*As adjusted for the retrospective adoption of ASC 606 and ASC 842

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards totaling $317,531 which expire in fiscal year 2037 and $312,272 which can be carried forward indefinitely. The Company has state net operating loss carryforwards totaling approximately  $6,500,000 which expire in fiscal years 2026 through 2039.

 ASC Topic 740 "Income Taxes" prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the year ended June 30, 2019.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2019 and 2018. The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2019 and 2018. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2019 and 2018 would have impacted the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years beginning July 1, 2015 or later are open.  For states in which the Company files state income tax returns, the statute of limitations is generally open for tax years ended June 30, 2014 and forward.

The following are the changes in the valuation allowance, which are net of the impact for the remeasurement due to the TCJA:

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Year Ended June 30,	of year	allowance	end of year
2019	$(2,710,628)	$328,541	$(2,382,087)
2018	$(444,409)	$(2,266,219)	$(2,710,628)

7.	CREDIT FACILITY

On May 12, 2010, the Company entered into a secured credit facility ("JPMorgan Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan").  The JPMorgan Credit Agreement provided for an $8,000,000 revolving secured credit facility with interest rates either ranging from 0.0% to 0.75% over JPMorgan's most recently publicly announced prime rate or 2.0% to 3.0% over LIBOR, depending on the Company’s leverage ratio.  The Company pays a fee of 0.3% to 0.45% for unused amounts committed in the credit facility.  On June 29, 2017, the JPMorgan Credit Agreement was amended to reduce the facility to $4,000,000 and to eliminate the financial covenants. On May 9, 2018, the JPMorgan Credit Agreement was amended to extend the expiration to July 31, 2019. In addition to the revolving loans, the JPMorgan Credit Agreement also provides that the Company may, from time to time, request JPMorgan to issue letters of credit for the benefit of the Company up to a sublimit of $2,000,000 and subject to certain other limitations.  The loans may be used only for general corporate purposes of the Company.  The JPMorgan Credit Agreement contained certain affirmative and negative covenants customary for financings of this type.  The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, asset sales, sale and leaseback transactions and transactions with affiliates, among other restrictions.  The Company and JPMorgan also entered into the Pledge and Security Agreement dated May 12, 2010, under which the Company granted JPMorgan a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the JPMorgan Credit Agreement. As of June 30,  2018, there were no outstanding borrowings on the facility.  The Company’s credit facility with JPMorgan was terminated on May 14, 2019 and there were no outstanding borrowings on the facility as of that date.

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021.  The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000.  There are no unused line fees in the credit facility.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions.  The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2019 there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. Interest expense was $5,218 for the year ended June 30, 2018. There was no interest expense for the year ended June 30, 2019.

8.	ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2019 and 2018 were as follows:

	2019	2018*
Cooperative advertising and promotion allowances	$188,985	$292,873
Customer credit balances	65,937	53,365
Current deferred compensation	150,000	150,000
Employee benefits	60,178	60,739
Legal and professional fees	65,914	81,000
Bonus and profit-sharing	18,694	17,975
Sales commissions and bonuses	51,026	74,078
Other	49,779	58,931
Total accrued liabilities	$650,513	$788,961

*As adjusted for retrospective adoption of ASC 606

9.	DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 2.60% as of June 30, 2019 and 2018. The net present value was calculated for the current officer using a discount factor of 4.80%  at June 30, 2019 and 2018.

The Board of Directors entered into an agreement to continue the 1991 base salary of the former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 were made under this arrangement for the years ended June 30, 2019 and 2018.  The Company has a deferred compensation liability of $540,379 and $672,884 recorded as of June 30, 2019 and 2018, respectively.  Deferred compensation expense of $17,495 and $102,293 was recognized under this arrangement in 2019 and 2018, respectively.

The Board of Directors has approved a supplemental retirement plan for an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $2,029,583 and $1,871,125 recorded as of June 30, 2019 and 2018, respectively.  Deferred compensation expense of $158,458 and $147,298 was recognized under this arrangement in 2019 and 2018, respectively.

10.	INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding was 7,401,030 for the year ended June 30, 2019 and 7,382,706 for the year ended June 30, 2018.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding assuming dilution.  The difference between basic and diluted income(loss) per share is the result of the dilutive effect of outstanding stock options.  For the years ended June 30, 2019 and 2018 there were 2,523,513 and 2,405,000 shares of common stock underlying options and warrants, respectively, excluded due to these instruments being anti-dilutive.

11.	STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2019, there were 899,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.  The Company's policy is to issue new shares when stock options are exercised.

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

As of June 30, 2019, there was $1,334,370 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of 2.83 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.   The Company recognized stock-based compensation expense of $387,556 and $331,560 in 2019 and 2018, respectively.  These expenses were included in selling, general and administrative expenses.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2019 and 2018 were $1.57 and $0.85, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2019 and 2018, the Company used the following weighted-average assumptions:

	2019	2018
Expected stock price volatility	66%	54%
Risk free interest rate	2.86%	1.91%
Expected dividend yield	—%	—%
Expected forfeitures	29.68%	24.40%
Expected life of options (years)	5.8	5.6

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2017	2,180,000	$2.05 - $7.76	$3.93	3.47	$—
Granted	510,000	$1.77 - $1.95	$1.89
Exercised	—	—	$—
Expired	(285,000)	$5.47 - $7.76	$5.55
Forfeited	—	—	$—
Shares under option at June 30, 2018	2,405,000	$1.77 - $6.28	$3.31	3.61	$—
Granted	585,000	$2.63 - $2.92	$2.79
Exercised	(22,125)	$1.77 - $2.24	$2.11
Expired	(302,000)	$1.77 - $5.83	$5.62
Forfeited	(73,000)	$1.77 - $2.65	$2.22
Shares under option at June 30, 2019	2,592,875	$1.77 - $6.28	$2.96	4.23	$48,280
Exercisable as of June 30, 2018	1,215,082	$2.05 - $6.28	$4.27	2.31	$10,750
Exercisable as of June 30, 2019	1,320,291	$1.77 - $6.28	$3.45	2.20	$9,788

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2019 and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Total intrinsic value of stock options exercised	$34,797	$—
Cash received from stock option exercises	$46,677	$—
Total fair value of stock options vested	$374,639	$399,595
Total recognized tax benefit	$9,198	$—

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2017	1,074,834	0.96
Granted	510,000	0.85
Vested	(394,916)	1.01
Forfeited	-	-
Non-vested as of June 30, 2018	1,189,918	0.90
Granted	585,000	1.57
Vested	(429,334)	0.87
Forfeited	(73,000)	1.33
Non-vested as of June 30, 2019	1,272,584	1.19

12.	STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,00  of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2019, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2019 or 2018.

The Company has an agreement with the former chairman, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company. As of June 30, 2018 and June 30, 2019, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

13.	ADDITIONAL CASH FLOW INFORMATION

The net changes in cash as a result of changes in operating assets and liabilities consist of the following:

	2019	2018*
Accounts receivable	$1,031,180	$(773,330)
Inventories	(712,769)	2,206,664
Prepaid expenses and other current assets	72,887	(381)
Income taxes receivable	(13,285)	439
Accounts payable	6,882	(813,619)
Accrued liabilities	(138,448)	30,834
Net change	$246,447	$650,607

Net cash paid (refunded) during the year for:
Income taxes	$1,620	$3,182
Interest expense	$-	$5,218

*As adjusted for retrospective adoption of ASC 606 and ASC 842

14.	DEFERRED REVENUE

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of  $497,351 and $480,375 in the twelve months ended June 30, 2019 and 2018, respectively, for performance obligations related to consumer and customer warranties

15.	LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former Chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028 . The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

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

Adoption of the standard related to leases impacted the Company's previously reported results by adding the following line items to the Company's Consolidated Balance Sheets:

Balance Sheet	As
June 30, 2018	Adjusted
Assets:
Operating lease right-of-use asset	$3,102,263

Current liabilities:
Operating lease liability	254,418

Long-term liabilities:
Operating lease liability	$2,847,845

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2019	2018
Operating lease cost	$380,000	$380,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	9	10
Weighted-average discount rate	4.25%	4.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheet is as follows:

Year Ending June 30,
2020	$380,000
2021	380,000
2022	380,000
2023	380,000
2024	380,000
Thereafter	1,520,000
Total lease payments	3,420,000
Present value adjustment	(572,155)
Total lease liabilities	$2,847,845

16.	EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2019 or 2018.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2019 and 2018, the matching contribution was 50% and 75% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $160,171 and $276,217 during 2019 and 2018, respectively.

17.	CONCENTRATIONS

The Company’s sales to its largest single customer, Wal-Mart, were approximately 18% and 21% of net sales in fiscal year 2019 and 2018, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Wal-Mart in both years) accounted for approximately 45% and 47% of net sales in fiscal years 2019 and 2018, respectively.  Accounts receivable from Wal-Mart as of June 30, 2019 and June 30, 2018, represented approximately 33% and 34% of trade account receivables, respectively.  The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 10% and 26% of the Company's trade accounts receivable at June 30, 2019 and 2018, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China. The majority of the contract manufacturing is done by four vendors with one vendor representing approximately 75% of the manufacturing costs.  The Company has a long-term relationship with this vendor.  However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

18.	LEGAL MATTERS

As of June 30, 2019, the Company is involved in the following matters described below:

•

On or around July 13, 2018, the Company was served with a lawsuit by a former celebrity endorser of certain products alleging that the Company used her name and image to market and sell the products after the termination of their agreement without her consent. On August 10, 2018, the Company filed a Motion to Dismiss the complaint, which has subsequently been denied. This case remains pending.

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 30, 2019
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 30, 2019
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

10.7	Credit Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.1 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.

10.8	General Business Security Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.2 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.

10.9	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

23.1	Consent of Wipfli LLP. **

23.2	Consent of Baker Tilly Virchow Krause, LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101

The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and , (ii) Consolidated Statements of Operations for the years ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2019 and , (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2019 and 2018 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith