Form 10-Q
period 2019-09-30
KOSS CORP
filed 2019-11-12
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2019

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

At November 8, 2019, there were 7,404,831 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2019

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	June 30, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$1,329,487	$2,228,282
Accounts receivable, less allowance for doubtful accounts of $5,201 and $2,617, respectively	3,132,158	3,655,143
Inventories, net	6,858,779	6,851,448
Prepaid expenses and other current assets	231,036	133,889
Income taxes receivable	47,921	45,660
Total current assets	11,599,381	12,914,422

Equipment and leasehold improvements, net	959,635	890,110

Other assets:
Deferred income taxes	9,957	13,276
Operating lease right-of-use assets	2,782,537	2,847,846
Cash surrender value of life insurance	6,827,133	6,569,628
Total other assets	9,619,627	9,430,750

Total assets	$22,178,643	$23,235,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$572,178	$1,436,373
Accrued liabilities	711,615	650,513
Deferred revenue	616,688	645,470
Operating lease liability	268,274	265,443
Total current liabilities	2,168,755	2,997,799

Long-term liabilities:
Deferred compensation	2,419,478	2,419,962
Deferred revenue	166,607	163,018
Operating lease liability	2,514,263	2,582,402
Total long-term liabilities	5,100,348	5,165,382

Total liabilities	7,269,103	8,163,181

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831	37,024	37,024
Paid in capital	6,481,323	6,333,135
Retained earnings	8,391,193	8,701,942
Total stockholders' equity	14,909,540	15,072,101

Total liabilities and stockholders' equity	$22,178,643	$23,235,282

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2019	2018*
Net sales	$5,410,762	$5,784,839
Cost of goods sold	4,063,308	3,953,655
Gross profit	1,347,454	1,831,184

Selling, general and administrative expenses	1,664,600	1,789,589

(Loss) income from operations	(317,146)	41,595

Interest income	6,397	-

(Loss) income before income tax provision	(310,749)	41,595

Income tax provision	-	25

Net (loss) income	$(310,749)	$41,570

(Loss) income per common share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted-average number of shares:
Basic	7,404,831	7,389,751
Diluted	7,404,831	7,483,866

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2019	2018*
Operating activities:
Net (loss) income	$(310,749)	$41,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,584	42,938
Depreciation of equipment and leasehold improvements	94,357	125,748
Stock-based compensation expense	148,188	122,642
Deferred income taxes	3,319	-
Change in cash surrender value of life insurance	(144,872)	(24,449)
Change in deferred compensation accrual	37,016	43,988
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities:
Accounts receivable	520,401	1,079,739
Inventories	(7,331)	(258,008)
Prepaid expenses and other current assets	(97,147)	(115,685)
Income taxes receivable	(2,261)	25
Accounts payable	(864,195)	(296,892)
Accrued liabilities	61,102	96,777
Deferred revenue	(25,193)	(113,104)
Net cash (used in) provided by operating activities	(622,281)	707,789

Investing activities:
Purchase of equipment and leasehold improvements	(163,881)	(14,790)
Life insurance premiums paid	(112,633)	(122,754)
Net cash (used in) investing activities	(276,514)	(137,544)

Financing activities:
Proceeds from exercise of stock options	-	46,677
Net cash provided by financing activities	-	46,677

Net (decrease) increase in cash and cash equivalents	(898,795)	616,922
Cash and cash equivalents at beginning of period	2,228,282	1,081,533
Cash and cash equivalents at end of period	$1,329,487	$1,698,455

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019, as previously reported	7,404,831	$37,024	$6,186,393	$8,848,684	$15,072,101
Retrospective change in accounting principle (see Note 2)	-	-	146,742	(146,742)	-
Adjusted Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	-	-	-	(310,749)	(310,749)
Stock-based compensation expense	-	-	148,188	-	148,188
Balance, September 30, 2019	7,404,831	$37,024	$6,481,323	$8,391,193	$14,909,540

	Three Months Ended September 30, 2018
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018, as previously reported	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Retrospective change in accounting principle (see Note 2)	-	-	18,617	(18,617)	-
Adjusted Balance, June 30, 2018	7,382,706	$36,914	$5,770,887	$8,395,953	$14,203,754
Net income, as restated	-	-	-	41,570	41,570
Stock-based compensation expense, as restated	-	-	122,642	-	122,642
Exercise of common stock options	22,125	110	46,567	-	46,677
Balance, September 30, 2018	7,404,831	$37,024	$5,940,096	$8,437,523	$14,414,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended September 30, 2019 and 2018 and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2019 and 2018, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP  have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, income tax reserves, non-cash stock-based compensation and post-retirement obligations. Actual results could differ from the company's estimates.

B)   INCOME TAXES

A tax provision of $0 and $25 was recorded during the three months ended September 30, 2019 and 2018, respectively. Utilization of net operating tax carryforwards and use of bonus depreciation in conjunction with a full valuation allowance against deferred tax assets has reduced the income tax expense to zero.

 2.    CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of fiscal 2020, the Company changed its method of recording stock-based compensation expense.  Under the new accounting principle, stock-based compensation expense is recorded on a straight-line basis over the vesting period and forfeitures are recognized when they occur.  Under the previous method, the Company estimated future forfeitures and the expected number of awards that would vest and subsequently adjusted for forfeitures.  The Company believes this method of recording stock-based compensation expense on a straight-line basis over the vesting period is preferable since it is more reflective of the stock options that will actually vest.

The cumulative effect of the changes in the June 30, 2019 Consolidated Balance Sheet for the change in principle related to stock-based compensation expense using the full retrospective method was as follows:

		Stock-Based
Balance Sheet	As Previously	Compensation	As
June 30, 2019	Reported	Adjustment	Adjusted
Equity:
Paid in capital	$6,186,393	$146,742	$6,333,135
Retained earnings	$8,848,684	$(146,742)	$8,701,942

The impact of the change in principle on the Consolidated Statement of Operations for the three months ended September 30, 2018 was as follows:

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Three Months Ended September 30, 2018	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$1,763,748	$25,841	$1,789,589
Income from operations	67,436	(25,841)	41,595
Net income	$67,411	$(25,841)	$41,570

Income per common share
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

The impact of the change in principle on the Consolidated Statement of Cash Flows for the three months ended September 30, 2018 was as follows:

		Stock-Based
Statement of Cash Flows	As Previously	Compensation	As
Three Months Ended September 30, 2018	Reported	Adjustment	Adjusted
Operating activities:
Net income	$67,411	$(25,841)	$41,570
Stock-based compensation expense	$96,801	$25,841	$122,642

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2019	June 30, 2019
Raw materials	$1,871,103	$1,848,340
Finished goods	6,582,439	6,604,408
Inventories, gross	8,453,542	8,452,748
Reserve for obsolete inventory	(1,594,763)	(1,601,300)
Inventories, net	$6,858,779	$6,851,448

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2019, and June 30, 2019, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30
	2019	2018
United States	$4,504,275	$3,770,884
Export	906,487	2,013,955
Net Sales	$5,410,762	$5,784,839

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $158,053 and $174,023 in the three months ended September 30, 2019 and 2018, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $859,370 and $746,267 as of June 30, 2018 and September 30, 2018, respectively.

6.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Three Months Ended September 30,
	2019	2018*
Numerator
Net (loss) income	$(310,749)	$41,570

Denominator
Weighted average shares, basic	7,404,831	7,389,751
Dilutive effect of stock compensation awards	-	94,115
Diluted shares	7,404,831	7,483,866

Net (loss) income attributable to common shareholders per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

*As adjusted for change in accounting principle (Note 2)

7.    LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former Chairman.  On January 5, 2017  the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

8.    LEGAL MATTERS

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of business.  Although management currently believes that resolving these claims against us, individually or in the aggregate, will not have a material adverse impact on the Consolidated Financial Statements, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

Results of Operations Summary

•	Net sales for the quarter ended September 30, 2019, decreased $374,077 to $5,410,762, compared to the same quarter last year.
•

Gross profit as a percent of sales decreased for the three months ended September 30, 2019 compared to the same quarter last year. The lower margin was primarily driven by change in the mix of business by product, customer and sales channel.

•

Selling, general and administrative expenses for the three months ended September 30, 2019, decreased compared to the same period in the prior year primarily due to a increase in cash surrender value income.

•	Tax expense for the three months ended September 30, 2019, was minimal due to an offsetting change in the valuation allowance for deferred tax assets.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30
Financial Performance Summary	2019	2018
Net sales	$5,410,762	$5,784,839
Net sales (decrease) %	(6.5)%	(4.9)%
Gross profit	$1,347,454	$1,831,184
Gross profit as % of net sales	24.9%	31.7%
Selling, general and administrative expenses	$1,664,600	$1,789,589
Selling, general and administrative expenses as % of net sales	30.8%	30.9%
Interest income	$6,397	$-
(Loss) income before income tax provision	$(310,749)	$41,595
(Loss) income before income tax as % of net sales	(5.7)%	0.7%
Income tax provision	$-	$25
Income tax provision as % of income before income tax	0%	0%

2019 Results Compared with 2018

For the three months ended September 30, 2019, sales declined 6.5% due to a decrease in the export markets.  Sales in the domestic markets increased over the same period last year.

Export net sales decreased from approximately $2,014,000 to approximately $907,000 for the three months ended September 30, 2019 compared to last year.  This quarter last year included approximately $653,000 of net sales related to a contract that ended in December 2018.   Sales to a distributor based in Scandinavia declined approximately $376,000.  The decline in Scandinavia was driven by a loss of product placement and the recent strength of the US dollar.

Domestic net sales increased to approximately $4,504,000 in the three months ended September 30, 2019, from approximately $3,771,000 in the three months ended September 30, 2018. Increased sales to mass retail to support back-to-school promotions added approximately $410,000 and increased sales to a direct to consumer customer added another approximately $187,000.  The direct to consumer increase in sales was due to a custom product that began shipping late in the prior fiscal year.

Gross profit decreased to 24.9% for the three months ended September 30, 2019, compared to 31.7% for the three months ended September 30, 2018. The lower gross profit in the current year was largely due to change in mix by products and customers.  The increased net sales for the back-to-school promotion products are at lower margin than the decreased sales to the export markets.

Selling, general and administrative expenses for the three months ended September 30, 2019, decreased compared to the prior year. An increase of approximately $120,000 cash surrender value income was the most significant factor.  Bad debt expense declined by approximately $40,000 this year compared to last year when the bad debt for a domestic mass retail customer was recorded as a result of a Chapter 11 filing.   Legal fees increased by approximately $42,000 primarily due to continued efforts to protect and support our intellectual property portfolio.

Income tax expense for the three months ended September 30, 2019, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes fully offset by an adjustment to the valuation allowance for deferred tax assets.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2019 and 2018:

Total cash provided by (used in):	2019	2018
Operating activities	$(622,281)	$707,789
Investing activities	(276,514)	(137,544)
Financing activities	-	46,677
Net (decrease) increase in cash and cash equivalents	$(898,795)	$616,922

Operating Activities

The decrease in accounts payable and the loss from operations were the driving factors for the decrease in cash provided by operating activities during the three months ended September 30, 2019.  There was significant inventory inbound to the U.S. from China as of June 30, 2019 that was paid for during the current quarter.  The impact of these factors was partially offset by a decrease in accounts receivable.

Investing Activities

Cash used in investing activities was higher for the three months ended September 30, 2019, as the Company had increased expenditures for  leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2020, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $750,000  to $900,000.  The Company expects to generate sufficient cash flow through operations or through the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

As of September 30, 2019 and 2018, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2019 or 2018 under the stock repurchase program.  Cash provided in 2018 was from stock options exercised which resulted in the issuance of  22,125 shares of common stock. No stock options were exercised in 2019.

Liquidity

The Company's capital expenditures are primarily for leasehold improvements and tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company believes that cash generated from operations, together with cash reserves and borrowings available under its credit facility, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2019, and June 30, 2019, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were effective.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2019, the Company is currently involved in legal matters that are described in Note 7 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2019, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2019)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30	-	$-	-	$2,139,753

(1)

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2019.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

18.1	Preferability Letter

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2019 and 2018 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2019 and 2018 , (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	November 12, 2019
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	November 12, 2019
David D. Smith
Chief Financial Officer
Principal Accounting Officer