Form 10-Q
period 2019-12-31
KOSS CORP
filed 2020-01-31
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2019

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

At January 27, 2020, there were 7,404,831 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2019

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2019	June 30, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$2,229,084	$2,228,282
Accounts receivable, less allowance for doubtful accounts of $4,358 and $2,617, respectively	2,467,767	3,655,143
Inventories, net	6,701,311	6,851,448
Prepaid expenses and other current assets	234,613	133,889
Income taxes receivable	56,229	45,660
Total current assets	11,689,004	12,914,422

Equipment and leasehold improvements, net	940,364	890,110

Other assets:
Deferred income taxes	1,626	13,276
Operating lease right-of-use assets	2,716,532	2,847,846
Cash surrender value of life insurance	6,828,027	6,569,628
Total other assets	9,546,185	9,430,750

Total assets	$22,175,553	$23,235,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$829,274	$1,436,373
Accrued liabilities	761,825	650,513
Deferred revenue	495,144	645,470
Operating lease liability	271,134	265,443
Total current liabilities	2,357,377	2,997,799

Long-term liabilities:
Deferred compensation	2,381,978	2,419,962
Deferred revenue	160,268	163,018
Operating lease liability	2,445,397	2,582,402
Total long-term liabilities	4,987,643	5,165,382

Total liabilities	7,345,020	8,163,181

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831	37,024	37,024
Paid in capital	6,618,029	6,333,135
Retained earnings	8,175,480	8,701,942
Total stockholders' equity	14,830,533	15,072,101

Total liabilities and stockholders' equity	$22,175,553	$23,235,282

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018*	2019	2018*
Net sales	$4,162,659	$5,411,227	$9,573,421	$11,196,066
Cost of goods sold	2,798,572	3,748,732	6,861,880	7,702,387
Gross profit	1,364,087	1,662,495	2,711,541	3,493,679

Selling, general and administrative expenses	1,586,705	1,559,346	3,251,305	3,348,935

(Loss) income from operations	(222,618)	103,149	(539,764)	144,744

Interest income	6,927	-	13,324	-

(Loss) income before income tax provision	(215,691)	103,149	(526,440)	144,744

Income tax provision	22	-	22	25

Net (loss) income	$(215,713)	$103,149	$(526,462)	$144,719

(Loss) income per common share:
Basic	$(0.03)	$0.01	$(0.07)	$0.02
Diluted	$(0.03)	$0.01	$(0.07)	$0.02

Weighted-average number of shares:
Basic	7,404,831	7,404,831	7,404,831	7,397,291
Diluted	7,404,831	7,413,391	7,404,831	7,423,517

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2019	2018*
Operating activities:
Net (loss) income	$(526,462)	$144,719
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(13,338)	30,806
Depreciation of equipment and leasehold improvements	189,138	248,830
Stock-based compensation expense	284,894	251,169
Deferred income taxes	11,650	-
Change in cash surrender value of life insurance	(145,605)	(24,744)
Change in deferred compensation accrual	37,016	87,977
Deferred compensation paid	(75,000)	(75,000)
Net changes in operating assets and liabilities:
Accounts receivable	1,200,714	1,669,262
Inventories	150,137	(1,046,995)
Prepaid expenses and other current assets	(100,724)	(59,861)
Income taxes receivable	(10,569)	25
Accounts payable	(607,099)	360,477
Accrued liabilities	111,312	(151,210)
Deferred revenue	(153,076)	(81,388)
Net cash provided by operating activities	352,988	1,354,067

Investing activities:
Purchase of equipment and leasehold improvements	(239,392)	(112,599)
Life insurance premiums paid	(112,794)	(122,915)
Net cash (used in) investing activities	(352,186)	(235,514)

Financing activities:
Proceeds from exercise of stock options	-	46,677
Net cash provided by financing activities	-	46,677

Net increase in cash and cash equivalents	802	1,165,230
Cash and cash equivalents at beginning of period	2,228,282	1,081,533
Cash and cash equivalents at end of period	$2,229,084	$2,246,763

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019, as previously reported	7,404,831	$37,024	$6,186,393	$8,848,684	$15,072,101
Retrospective change in accounting principle (see Note 2)	-	-	146,742	(146,742)	-
Adjusted Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	-	-	-	(526,462)	(526,462)
Stock-based compensation expense	-	-	284,894	-	284,894
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533

	Six Months Ended December 31, 2018
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018, as previously reported	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Retrospective change in accounting principle (see Note 2)	-	-	18,617	(18,617)	-
Adjusted Balance, June 30, 2018	7,382,706	$36,914	$5,770,887	$8,395,953	$14,203,754
Net income, as restated	-	-	-	144,719	144,719
Stock-based compensation expense, as restated	-	-	251,169	-	251,169
Exercise of common stock options	22,125	110	46,567	-	46,677
Balance, December 31, 2018	7,404,831	$37,024	$6,068,623	$8,540,672	$14,646,319

	Three Months Ended December 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2019	7,404,831	$37,024	$6,481,323	$8,391,193	$14,909,540
Net (loss)	-	-	-	(215,713)	(215,713)
Stock-based compensation expense	-	-	136,706	-	136,706
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533

	Three Months Ended December 31, 2018
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2018	7,404,831	$37,024	$5,940,096	$8,437,523	$14,414,643
Net income, as restated	-	-	-	103,149	103,149
Stock-based compensation expense, as restated	-	-	128,527	-	128,527
Balance, December 31, 2018	7,404,831	$37,024	$6,068,623	$8,540,672	$14,646,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2019, the condensed consolidated statements of operations for the three and six months ended December 31, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018 and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2019 and 2018, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

The preparation of financial statements in conformity with U.S. GAAP requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, income tax valuation allowance, non-cash stock-based compensation and deferred compensation. Actual results could differ from the company's estimates.

B)   INCOME TAXES

A tax provision of $22 and $25 was recorded during the six months ended December 31, 2019 and 2018, respectively. No income tax benefit was recorded for the six months ended December 31, 2019, due to the uncertainty of utilizing the related deferred tax asset.  Utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the income tax expense to zero for the six months ended December 31, 2018.

C)   PATENT COSTS

The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred.

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

The cumulative effect of the changes in the June 30, 2019 Consolidated Balance Sheet for the change in principle related to stock-based compensation expense using the full retrospective method was as follows:

		Stock-Based
Balance Sheet	As Previously	Compensation	As
June 30, 2019	Reported	Adjustment	Adjusted
Equity:
Paid in capital	$6,186,393	$146,742	$6,333,135
Retained earnings	$8,848,684	$(146,742)	$8,701,942

The impact of the change in principle on the Consolidated Statement of Operations for the three and six months ended December 31, 2018 was as follows:

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Three Months Ended December 31, 2018	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$1,528,374	$30,972	$1,559,346
Income from operations	134,121	(30,972)	103,149
Net income	$134,121	$(30,972)	$103,149

Income per common share
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.02	$(0.01)	$0.01

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Six Months Ended December 31, 2018	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$3,292,122	$56,813	$3,348,935
Income from operations	201,557	(56,813)	144,744
Net income	$201,532	$(56,813)	$144,719

Income per common share
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02

The impact of the change in principle on the Consolidated Statement of Cash Flows for the six months ended December 31, 2018 was as follows:

		Stock-Based
Statement of Cash Flows	As Previously	Compensation	As
Six Months Ended December 31, 2018	Reported	Adjustment	Adjusted
Operating activities:
Net income	$201,532	$(56,813)	$144,719
Stock-based compensation expense	$194,356	$56,813	$251,169

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2019	June 30, 2019
Raw materials	$2,035,398	$1,848,340
Finished goods	6,193,573	6,604,408
Inventories, gross	8,228,971	8,452,748
Reserve for obsolete inventory	(1,527,660)	(1,601,300)
Inventories, net	$6,701,311	$6,851,448

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2019, and June 30, 2019, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
United States	$3,081,853	$3,172,401	$7,585,159	$7,006,267
Export	1,080,806	2,238,826	1,988,262	4,189,799
Net Sales	$4,162,659	$5,411,227	$9,573,421	$11,196,066

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $278,577 and $312,041 in the six months ended December 31, 2019 and 2018, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $859,370 and $777,982 as of June 30, 2018 and December 31, 2018, respectively.

6.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018*	2019	2018*
Numerator
Net (loss) income	$(215,713)	$103,149	$(526,462)	$144,719

Denominator
Weighted average shares, basic	7,404,831	7,404,831	7,404,831	7,397,291
Dilutive effect of stock compensation awards	-	8,560	-	26,226
Diluted shares	7,404,831	7,413,391	7,404,831	7,423,517

Net (loss) income attributable to common shareholders per share:
Basic	$(0.03)	$0.01	$(0.07)	$0.02
Diluted	$(0.03)	$0.01	$(0.07)	$0.02

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

Results of Operations Summary

•	Net sales for the quarter ended December 31, 2019, decreased $1,248,568 to $4,162,659, compared to the same quarter last year. For the six months ended December 31, 2019, net sales decreased $1,622,645 to $9,573,421. Completion of an export OEM project last year and lower sales to European distributors caused the decreased sales.
•	Gross profit as a percent of net sales increased for the three months ended December 31, 2019 compared to the same quarter last year. For the six months ended December 31, 2019, gross profit as a percent of net sales decreased. Gross profit fluctuations were primarily driven by a change in the mix of business by product, customer and sales channel. A significant factor in the six month decrease was the large back-to-school sale to a domestic retailer at low margin.
•	Selling, general and administrative expenses for the three and six months ended December 31, 2019 were similar to last year.
•

Tax expense for the three and six months ended December 31, 2019 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.  The Company is not recording a tax benefit on the pretax loss because of the uncertainty in realizing the benefits of deferred tax assets.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2019	2018*	2019	2018*
Net sales	$4,162,659	$5,411,227	$9,573,421	$11,196,066
Net sales (decrease) %	(23.1)%	(8.1)%	(14.5)%	(6.5)%
Gross profit	$1,364,087	$1,662,495	$2,711,541	$3,493,679
Gross profit as % of net sales	32.8%	30.7%	28.3%	31.2%
Selling, general and administrative expenses	$1,586,705	$1,559,346	$3,251,305	$3,348,935
Selling, general and administrative expenses as % of net sales	38.1%	28.8%	34.0%	29.9%
Interest income	$6,927	$-	$13,324	$-
(Loss) income before income tax provision	$(215,691)	$103,149	$(526,440)	$144,744
(Loss) income before income tax as % of net sales	(5.2)%	1.9%	(5.5)%	1.3%
Income tax provision	$22	$-	$22	$25
Income tax provision as % of income before income tax	0%	0%	0%	0%

*As adjusted for change in accounting principle (Note 2)

2019 Results Compared with 2018

(comments refer to both the three and six month periods unless otherwise noted)

For the three and six months ended December 31, 2019, net sales declined 23.1% and 14.5%, respectively, due to a decrease in the export markets.  Sales in the domestic markets for the six months ended December 31, 2019, increased 8.3% over the same period last year.  For the three months ended December 31, 2019, domestic sales declined 2.8%.

Net sales in the domestic market were approximately $3,082,000 in the three months ended December 31, 2019, compared to last year's approximately $3,172,000.  For the six months ended December 31, 2019, domestic net sales increased from approximately $7,006,000 to approximately $7,585,000.  Sales to mass retail customers increased in the six months ended December 31, 2019 but declined in the last three months compared to last year.  Mass retail net sales included a large back-to-school promotion in the early part of the six months ended December 31, 2019. Sales of these promotional products slowed in the last three months.  Education related customers showed strong sales increases both year to date and in the current quarter.  Certain domestic distributors and consumer direct customers had lower sales.  Management believes this was due to inventory reduction efforts at those customers.

Export net sales decreased 51.7% to approximately $1,081,000 for the three months ended December 31, 2019, compared to approximately $2,239,000 for the three months ended December 31, 2018.  For the six months ended December 31, 2019, sales decreased 52.6% to approximately $1,988,000 from $4,190,000 last year.  Sales to an export OEM customer, for which the contract ended in December 2018, were approximately $416,000 and $973,000 in the three and six months ended December 31, 2018 and accounted for a significant portion of the decrease in net sales.  Sales to distributors in Europe were the primary drivers for the remainder of the decrease. Management believes these declines were due to timing of sales related to introduction of new products.

Gross profit decreased to 28.3% for the six months ended December 31, 2019, compared to 31.2% for the six months ended December 31, 2018.  The lower gross profit in the current year was largely due to the promotional back-to-school sale to a domestic mass retail customer at very low margin. For the three months ended December 31, 2019, gross profit increased to 32.8% from 30.7% due to more favorable mix of sales by market and product.

Selling, general and administrative expenses for the three months ended December 31, 2019, increased approximately $28,000 or  1.8% compared to the prior year.  For the six months ended December 31, 2019, there was a decrease of approximately $98,000 or 2.9% in selling general and administrative expenses.  For the three months ended December 31, 2019, the primary factors were an increase in legal and professional fees of approximately $36,000, an increase in employee benefit costs of approximately $24,000 and a decrease in deferred compensation expense of approximately $44,000.  An increase of approximately $120,000 cash surrender value income was the most significant factor causing the decrease in the six months ended December 31, 2019.  For the six months ended December 31, 2019, deferred compensation expense declined by approximately $51,000 compared to the prior year.  Bad debt expense declined by approximately $44,000 this year compared to last year when the bad debt for a domestic mass retail customer was recorded as a result of a Chapter 11 filing.   Legal and professional fees increased by approximately $49,000 compared to the prior year.

Income tax provision for the three and six months ended December 31, 2019 was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes fully offset by an adjustment to the valuation allowance for deferred tax assets.  The Company is not recording a tax benefit on the pretax loss because of the uncertainty in realizing the benefits of deferred tax assets.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2019 and 2018:

Total cash provided by (used in):	2019	2018
Operating activities	$352,988	$1,354,067
Investing activities	(352,186)	(235,514)
Financing activities	-	46,677
Net increase in cash and cash equivalents	$802	$1,165,230

Operating Activities

The decrease in accounts payable and the loss from operations were the driving factors for the decrease in cash provided by operating activities during the six months ended December 31, 2019.  There was significant inventory inbound to the U.S. from China as of June 30, 2019 that was paid for during the quarter ended September 30, 2019.  The impact of these factors was partially offset by a decrease in accounts receivable.

Investing Activities

Cash used in investing activities was higher for the six months ended December 31, 2019, as the Company had increased expenditures for  leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2020, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $500,000 to $700,000.  The Company expects to generate sufficient cash flow through operations or through the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

As of December 31, 2019 and 2018, the Company had no outstanding borrowings on its bank line of credit facility.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for an $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2019, and June 30, 2019, there were no outstanding borrowings on the facility.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of December 31, 2019 were effective.

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

As of December 31, 2019, the Company is currently involved in legal matters that are described in Note 8 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the six months ended December 31, 2019, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2019)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - December 31	-	$-	-	$2,139,753

(1)

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2019.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2019 and 2018 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 31, 2020
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 31, 2020
David D. Smith
Chief Financial Officer
Principal Accounting Officer