Form 10-Q
period 2020-03-31
KOSS CORP
filed 2020-05-08
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2020

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

At May 4, 2020, there were 7,404,831 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	June 30, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$2,063,963	$2,228,282
Accounts receivable, less allowance for doubtful accounts of $8,758 and $2,617, respectively	3,553,376	3,655,143
Inventories, net	4,991,561	6,851,448
Prepaid expenses and other current assets	388,501	133,889
Income taxes receivable	10,234	45,660
Total current assets	11,007,635	12,914,422

Equipment and leasehold improvements, net	1,022,860	890,110

Other assets:
Deferred income taxes	-	13,276
Operating lease right-of-use assets	2,649,823	2,847,846
Cash surrender value of life insurance	6,838,982	6,569,628
Total other assets	9,488,805	9,430,750

Total assets	$21,519,300	$23,235,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$409,081	$1,436,373
Accrued liabilities	634,897	650,513
Deferred revenue	439,302	645,470
Operating lease liability	274,025	265,443
Total current liabilities	1,757,305	2,997,799

Long-term liabilities:
Deferred compensation	2,344,478	2,419,962
Deferred revenue	165,226	163,018
Operating lease liability	2,375,797	2,582,402
Total long-term liabilities	4,885,501	5,165,382

Total liabilities	6,642,806	8,163,181

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831	37,024	37,024
Paid in capital	6,761,363	6,333,135
Retained earnings	8,078,107	8,701,942
Total stockholders' equity	14,876,494	15,072,101

Total liabilities and stockholders' equity	$21,519,300	$23,235,282

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019*	2020	2019*
Net sales	$4,789,441	$4,860,247	$14,362,862	$16,056,313
Cost of goods sold	3,199,665	3,205,039	10,061,544	10,907,425
Gross profit	1,589,776	1,655,208	4,301,318	5,148,888

Selling, general and administrative expenses	1,687,676	1,540,348	4,938,983	4,889,284

(Loss) income from operations	(97,900)	114,860	(637,665)	259,604

Interest income	6,631	-	19,955	-

(Loss) income before income tax provision	(91,269)	114,860	(617,710)	259,604

Income tax provision	6,104	(23,020)	6,125	(22,995)

Net (loss) income	$(97,373)	$137,880	$(623,835)	$282,599

(Loss) income per common share:
Basic	$(0.01)	$0.02	$(0.08)	$0.04
Diluted	$(0.01)	$0.02	$(0.08)	$0.04

Weighted-average number of shares:
Basic	7,404,831	7,404,831	7,404,831	7,399,768
Diluted	7,404,831	7,405,425	7,404,831	7,408,110

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2020	2019*
Operating activities:
Net (loss) income	$(623,835)	$282,599
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(8,938)	4,039
Depreciation of equipment and leasehold improvements	258,401	336,946
Stock-based compensation expense	428,228	383,425
Deferred income taxes	13,276	(13,277)
Change in cash surrender value of life insurance	(156,398)	(34,801)
Change in deferred compensation accrual	37,016	131,965
Deferred compensation paid	(112,500)	(112,500)
Net changes in operating assets and liabilities:
Accounts receivable	110,705	1,893,559
Inventories	1,859,887	(590,987)
Prepaid expenses and other current assets	(254,612)	(68,539)
Income taxes receivable	35,426	(9,776)
Accounts payable	(1,027,292)	(222,292)
Accrued liabilities	(15,616)	(47,835)
Deferred revenue	(203,960)	(96,118)
Net cash provided by operating activities	339,788	1,836,408

Investing activities:
Purchase of equipment and leasehold improvements	(391,151)	(118,647)
Life insurance premiums paid	(112,956)	(123,076)
Net cash (used in) investing activities	(504,107)	(241,723)

Financing activities:
Proceeds from exercise of stock options	-	46,677
Net cash provided by financing activities	-	46,677

Net (decrease) increase in cash and cash equivalents	(164,319)	1,641,362
Cash and cash equivalents at beginning of period	2,228,282	1,081,533
Cash and cash equivalents at end of period	$2,063,963	$2,722,895

*As adjusted for change in accounting principle (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019, as previously reported	7,404,831	$37,024	$6,186,393	$8,848,684	$15,072,101
Retrospective change in accounting principle (see Note 2)	-	-	146,742	(146,742)	-
Adjusted Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	-	-	-	(623,835)	(623,835)
Stock-based compensation expense	-	-	428,228	-	428,228
Balance, March 31, 2020	7,404,831	$37,024	$6,761,363	$8,078,107	$14,876,494

	Nine Months Ended March 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018, as previously reported	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Retrospective change in accounting principle (see Note 2)	-	-	18,617	(18,617)	-
Adjusted Balance, June 30, 2018	7,382,706	$36,914	$5,770,887	$8,395,953	$14,203,754
Net income, as restated	-	-	-	282,599	282,599
Stock-based compensation expense, as restated	-	-	383,425	-	383,425
Exercise of common stock options	22,125	110	46,567	-	46,677
Balance, March 31, 2019	7,404,831	$37,024	$6,200,879	$8,678,552	$14,916,455

	Three Months Ended March 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533
Net (loss)	-	-	-	(97,373)	(97,373)
Stock-based compensation expense	-	-	143,334	-	143,334
Balance, March 31, 2020	7,404,831	$37,024	$6,761,363	$8,078,107	$14,876,494

	Three Months Ended March 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2018, as restated	7,404,831	$37,024	$6,068,623	$8,540,672	$14,646,319
Net income, as restated				137,880	137,880
Stock-based compensation expense, as restated			132,256		132,256
Balance, March 31, 2019	7,404,831	$37,024	$6,200,879	$8,678,552	$14,916,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations for the three and nine months ended March 31, 2020, the condensed consolidated statements of cash flows for the nine months ended March 31, 2020 and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2020 and 2019, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)   INCOME TAXES

A state tax provision of $6,104 and $6,125 was recorded during the three and nine months ended March 31, 2020, respectively.  There was no state tax provision for the three and nine months ended March 31, 2019. Utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the federal income tax expense to zero for the three and nine months ended March 31, 2020 and 2019.  For the three and nine months ended March 31, 2019, the Company recorded an income tax benefit of $23,020 and $22,995, respectively, due to refund of the AMT credits not recognized in prior years.  This refund was allowed under the Tax Cuts and Jobs Act of 2017.

C)   PATENT COSTS

The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred since no patent legal costs were probable to provide a future economic benefit.

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

The cumulative effect of the changes in the June 30, 2019 Consolidated Balance Sheet for the change in principle related to stock-based compensation expense using the full retrospective method was as follows:

		Stock-Based
Balance Sheet	As Previously	Compensation	As
June 30, 2019	Reported	Adjustment	Adjusted
Equity:
Paid in capital	$6,186,393	$146,742	$6,333,135
Retained earnings	$8,848,684	$(146,742)	$8,701,942

The impact of the change in principle on the Consolidated Statement of Operations for the three and nine months ended March 31, 2019 was as follows:

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Three Months Ended March 31, 2019	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$1,505,922	$34,426	$1,540,348
Income from operations	149,286	(34,426)	114,860
Net income	$172,306	$(34,426)	$137,880

Income per common share
Basic	$0.02	$(0.00)	$0.02
Diluted	$0.02	$(0.00)	$0.02

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Nine Months Ended March 31, 2019	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$4,798,045	$91,239	$4,889,284
Income from operations	350,843	(91,239)	259,604
Net income	$373,838	$(91,239)	$282,599

Income per common share
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.05	$(0.01)	$0.04

The impact of the change in principle on the Consolidated Statement of Cash Flows for the nine months ended March 31, 2019 was as follows:

		Stock-Based
Statement of Cash Flows	As Previously	Compensation	As
Nine Months Ended March 31, 2019	Reported	Adjustment	Adjusted
Operating activities:
Net income	$373,838	$(91,239)	$282,599
Stock-based compensation expense	$292,186	$91,239	$383,425

As of March 31, 2020, the unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.03 years, was $1,366,897.  The unrecognized stock-based compensation expense was $1,093,712 as of June 30, 2019, with an expected recognition weighted-average period of 3.01 years.

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2020	June 30, 2019
Raw materials	$1,915,307	$1,848,340
Finished goods	4,622,349	6,604,408
Inventories, gross	6,537,656	8,452,748
Reserve for obsolete inventory	(1,546,095)	(1,601,300)
Inventories, net	$4,991,561	$6,851,448

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2020, and June 30, 2019, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
United States	$4,200,797	$3,611,654	$11,785,603	$10,653,071
Export	588,644	1,248,593	2,577,259	5,403,242
Net Sales	$4,789,441	$4,860,247	$14,362,862	$16,056,313

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $367,198 and $424,574 in the nine months ended March 31, 2020 and 2019, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $859,370 and $763,252 as of June 30, 2018 and March 31, 2019, respectively. The Company estimates that the deferred revenue performance obligations are satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue.

6.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019*	2020	2019*
Numerator
Net (loss) income	$(97,373)	$137,880	$(623,835)	$282,599

Denominator
Weighted average shares, basic	7,404,831	7,404,831	7,404,831	7,399,768
Dilutive effect of stock compensation awards	-	594	-	8,342
Diluted shares	7,404,831	7,405,425	7,404,831	7,408,110

Net (loss) income attributable to common shareholders per share:
Basic	$(0.01)	$0.02	$(0.08)	$0.04
Diluted	$(0.01)	$0.02	$(0.08)	$0.04

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

8.      SUBSEQUENT EVENTS

On April 13, 2020, the Company entered into an unsecured loan ("SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") through Town Bank (“Lender”).  The SBA Loan funds that were disbursed on April 14, 2020, have a two-year term expiring on April 14, 2022. The SBA Loan has a principal amount of $506,700 with an interest rate of 1.0%. The Company may apply for forgiveness of the amount due under this SBA Loan in an amount equal to the sum of the following costs incurred by the Company during the eight week period following the disbursement of funds under the SBA Loan: (1) payroll costs; (2) any payment of a covered rent obligation and (3) any covered utility payment.  The amount of the loan forgiveness will be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act.  Not more than 25% of the amount forgiven can be attributable to non-payroll costs.

On April 24, 2020, the Company formed a wholly owned subsidiary, Koss Corp BV, in The Netherlands. The Company formed Koss Corp BV to comply with certain European Union requirements. The new entity is non-operating and holds no assets.

9.     SUPPLIER CONCENTRATION

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

10.    LEGAL MATTERS

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

Results of Operations Summary

•	Net sales for the quarter ended March 31, 2020, decreased $70,806 to $4,789,441, compared to the same quarter last year. For the nine months ended March 31, 2020, net sales decreased $1,693,451 to $14,362,862. Completion of an export OEM project last year and lower sales to European distributors caused the decreased sales.
•	Gross profit as a percent of net sales decreased for the three months ended March 31, 2020 compared to the same quarter last year. Gross profit fluctuations were primarily driven by a change in the mix of business by product, customer and sales channel. A significant factor in the nine month decrease was the large back-to-school sale to a domestic retailer at low margin in the quarter ended September 30, 2019.
•	Selling, general and administrative expenses for the three months ended March 31, 2020, increased approximately 10% due to higher legal fees and employee benefits. For the nine months ended March 31, 2020, the costs were similar to last year.
•

Tax expense for the three and nine months ended March 31, 2020 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.  The Company is not recording a tax benefit on the pretax loss because of the uncertainty in realizing the benefits of deferred tax assets.

Financial Results

The following table presents selected financial data for the third quarter:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2020	2019*	2020	2019*
Net sales	$4,789,441	$4,860,247	$14,362,862	$16,056,313
Net sales (decrease) increase %	(1.5)%	10.7%	(10.5)%	(1.9)%
Gross profit	$1,589,776	$1,655,208	$4,301,318	$5,148,888
Gross profit as % of net sales	33.2%	34.1%	29.9%	32.1%
Selling, general and administrative expenses	$1,687,676	$1,540,348	$4,938,983	$4,889,284
Selling, general and administrative expenses as % of net sales	35.2%	31.7%	34.4%	30.5%
Interest income	$6,631	$-	$19,955	$-
(Loss) income before income tax provision	$(91,269)	$114,860	$(617,710)	$259,604
(Loss) income before income tax as % of net sales	(1.9)%	2.4%	(4.3)%	1.6%
Income tax provision	$6,104	$(23,020)	$6,125	$(22,995)
Income tax provision as % of (loss) income before income tax	(6.7)%	(20.0)%	(1.0)%	(8.9)%

*As adjusted for change in accounting principle (Note 2)

2020 Results Compared with 2019

(comments refer to both the three and nine month periods unless otherwise noted)

For the three and nine months ended March 31, 2020, net sales declined 1.5% and 10.5%, respectively, due to a decrease in the export markets.  Sales in the domestic markets for the three and nine months ended March 31, 2020, increased 16.3% and 10.6%, respectively.

Net sales in the domestic market were approximately $4,201,000 in the three months ended March 31, 2020, compared to approximately $3,612,000 last year. For the nine months ended March 31, 2020, domestic net sales increased from approximately $10,653,000 to approximately $11,786,000.  Sales to mass retail customers increased in the nine months ended March 31, 2020 with a significant increase in the three months ended March 31, 2020.  Mass retail net sales included a large back-to-school promotion in the early part of the nine months ended March 31, 2020.  Sales through online channels increased significantly in the three and nine months ended March 31, 2020.  The online sales activity was driven by the COVID-19 directives, which have caused many people to work and study remotely and have resulted in sales of communication headsets to facilitate that work and study.  Education related customers showed strong sales increases year to date.  Certain domestic distributors and consumer direct customers had lower sales, but had higher activity late in the three months ended March 31, 2020 due to COVID-19 related customer demand.

Export net sales decreased 52.8% to approximately $589,000 for the three months ended March 31, 2020, compared to approximately $1,249,000 for the same period last year.  For the nine months ended March 31, 2020, sales decreased 52.3% to approximately $2,577,000 from $5,403,000 last year.  Sales to an export OEM customer, for which the contract ended in December 2018, were approximately $973,000 in the first six months last year and accounted for a significant portion of the decrease in net sales.  Sales to distributors in Europe were the primary drivers for the remainder of the decrease. Management believes these declines were due to distributor efforts to optimize their investment in inventory, the negative impact the US dollar strength and timing of sales related to introduction of new products.

Gross profit decreased to 29.9% for the nine months ended March 31, 2020, compared to 32.1% for the nine months ended March 31, 2019.  The lower gross profit in the current year was largely due to the promotional back-to-school sale to a domestic mass retail customer at very low margin. For the three months ended March 31, 2020, gross profit decreased to 33.2% from 34.1% due to a less favorable mix of sales by market and product.

Selling, general and administrative expenses for the three months ended March 31, 2020, increased approximately $148,000 or 9.6% compared to the prior year.  For the nine months ended March 31, 2020, there was an increase of approximately $50,000 or 1.0% in selling general and administrative expenses.  For the three months ended March 31, 2020, the primary factors were an increase in legal and professional fees of approximately $55,000, an increase in employee benefit costs of approximately $24,000 and an increase in testing of new products of approximately $69,000.  For the nine months ended March 31, 2020, the increase was caused by higher legal and professional fees of approximately $134,000 for strengthening the Company's intellectual property portfolio, an increase in  testing of new products for approximately $82,000 and an increase in employee benefit costs of approximately $73,000.  The employee benefit costs were higher due to an increase in the Company match for the 401(k) plan.  These impacts were largely offset by a decrease of approximately $95,000 in deferred compensation expense and an increase of approximately $121,000 cash surrender value income.

Income tax provision for the three and nine months ended March 31, 2020 was generally comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes fully offset by an adjustment to the valuation allowance for deferred tax assets.  The Company is not recording a tax benefit on the pretax loss because of the uncertainty in realizing the benefits of deferred tax assets.

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

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being executed to maintain supply of the Company’s products to our customers throughout the world.

The Company’s financial results for the quarter ended March 31, 2020 were positively impacted by the demand for specific communication headphones as more people were working from home and studying online.  Despite these sales, the Company recorded a loss for the quarter due to the drag on demand which was largely due to the COVID-19 impact as it spread across the world.  The increased domestic sales in the quarter ended March 31, 2020 resulted in shortages of certain products, which will take a couple months to replenish.  The retail businesses throughout the Company’s markets have seen severe curtailment of hours and complete closures.  This has resulted in a decline in business across our markets with the exception of on-line retail.  The Company expects these negative sales impacts to continue until markets re-open and consumer spending returns to normal.

The magnitude of the COVID-19 pandemic, including the extent of any impact on the Company’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be heavily determined by the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy.

The Company’s supply chain is primarily in southern China.  This portion of the Company's supply chain was disrupted early in the quarter ended March 31, 2020.  These disruptions are now having little on-going impact.  The remaining impacts relate to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has been executing business plans, which include, but are not limited to: (1) being alert to potential short supply situations; (2) accelerating delivery times from key suppliers; and, (3) utilizing alternative sources and/or air freight.  The Company is committed to continuing to execute these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

The Company’s financial position remains strong. The Company had $2.1 million of cash and available credit facilities of $5.0 million on March 31, 2020.  The Company also received funding under an SBA loan for $0.5 million to help mitigate the remaining impacts of the COVID-19 pandemic.

To protect the safety, health and well-being of employees, customers, and suppliers the Company continues to implement several preventive measures while also meeting the needs of global customers. They include increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, cancellation of certain events and limitations on visitor access to facilities.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2020 and 2019:

Total cash provided by (used in):	2020	2019*
Operating activities	$339,788	$1,836,408
Investing activities	(504,107)	(241,723)
Financing activities	-	46,677
Net (decrease) increase in cash and cash equivalents	$(164,319)	$1,641,362

*As adjusted for change in accounting principle (Note 2)

Operating Activities

The decrease in accounts payable and the loss from operations were the driving factors for the decrease in cash provided by operating activities during the nine months ended March 31, 2020. There was significant inventory inbound to the U.S. from China as of June 30, 2019 that was paid for during the quarter ended September 30, 2019.  The impact of these factors was partially offset by a decrease in inventories.

Investing Activities

Cash used in investing activities was higher for the nine months ended March 31, 2020, as the Company had increased expenditures for leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2020, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $600,000 to $800,000.  The Company expects to generate sufficient cash flow through operations or through the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

As of March 31, 2020, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in 2020 or 2019 under the stock repurchase program.  Cash provided in 2019 was from stock options exercised which resulted in the issuance of 22,125 shares of common stock. No stock options were exercised in 2020.

Liquidity

The Company's capital expenditures are primarily for leasehold improvements and tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company believes that cash generated from operations, together with cash reserves and available borrowings, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with interest rates of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2020, and June 30, 2019, there were no outstanding borrowings on the facility.

Contractual Obligation

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of March 31, 2020 were effective.

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

As of March 31, 2020, the Company is currently involved in legal matters that are described in Note 10 to the condensed consolidated financial statements, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the nine months ended March 31, 2020, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

Period (2020)	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - March 31	-	$-	-	$2,139,753

(1)

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2020.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2020 and 2019 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 8, 2020
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	May 8, 2020
David D. Smith
Chief Financial Officer
Principal Accounting Officer