Form 10-K
period 2020-06-30
KOSS CORP
filed 2020-08-27
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1168275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock par value $0.05 per share	KOSS	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2019, was approximately $4,994,914 (based on the $1.54 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2019).

On August 17, 2020, there were 7,404,831 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-K, the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "may," "will," "should," “could,” “would,” “shall,” "forecasts," "predicts," "potential," "continue," and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns), the effects of the COVID-19 pandemic on the economy and the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

PART I

ITEM 1.	BUSINESS.

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its subsidiaries, Koss Corp B.V. and Koss U.K. Limited. The Company formed Koss Corp B.V. and Koss U.K. Limited to comply with certain European Union ("EU") requirements. The subsidiaries are non-operating and hold no assets.  The Company was incorporated in Delaware in 1971.

The Company operates in the audio/video industry segment of the home entertainment industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its results as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through national retailers, U.S. distributors, international distributors, audio specialty stores, the internet, direct mail catalogs, regional department store chains, discount department stores, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  The Company has approximately 113 domestic dealers and its products are carried in approximately 7,696 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 75% of the Company’s fiscal year 2020 sales were from stereo headphones used for listening to music.  The remaining 25% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers ("OEM"). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  The Company currently has 433 trademarks registered in 91 countries around the world and 142 patents in 24 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

SEASONALITY

Although retail sales of consumer electronics have typically been higher during the holiday season, stereo headphones have also seen increased purchases throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that net sales for the last couple of years, including the year ended June 30, 2020, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2020, is not significant in relation to net sales during fiscal year 2020 or projected fiscal year 2021 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, sound bytes on computer systems, and other audio related media.  The Company distributes these products through retail channels in the U.S. and independent distributors throughout the rest of the world.  Additionally, the Company fills direct-to-consumer orders on its website. The Company markets its products through approximately 7,696 domestic retail outlets and numerous retailers worldwide.  The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years.  The Company’s sales to its largest single customer, Wal-Mart, were approximately 18% and 18% of net sales in fiscal year 2020 and 2019, respectively.  The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The five largest customers of the Company (including Wal-Mart in both years) accounted for approximately 48% and 47% of net sales in fiscal years 2020 and 2019, respectively.

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

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $397,360 during fiscal year 2020. These activities were conducted by both Company personnel and outside consultants.  There was $334,789 in expenses for research and development activities during fiscal year 2019. The Company expects to incur research and development costs related to its Bluetooth® and traditional wired headphones during fiscal year 2021 as it is planning to introduce several new product offerings.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During fiscal years 2020 and 2019, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2020, the Company employed 34 non-union employees, 3 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2020.

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

	2020	2019
United States	$15,161,311	$15,255,741
Sweden	609,701	1,841,402
Czech Republic	584,694	1,208,893
Russian Federation	459,136	459,035
Canada	362,103	343,576
Malaysia	291,369	235,636
Australia	281,094	415,080
All other countries	562,422	2,082,734
Net sales	$18,311,830	$21,842,097

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin. The Company uses contract manufacturing facilities in the People's Republic of China and Taiwan.  Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take six to twelve months.  The Company believes that it could restore production of its top 10 selling models (which represent approximately 64% of the Company’s 2020 net sales) within 12-18 months. Recent changes to compliance testing have impacted the time it takes to bring a product to market and would also impact the time necessary to retool a product and re-enter the marketplace.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

CYBERSECURITY

The Company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the Company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach. The Company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the Company’s business, increase costs and/or could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the Company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the Company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations.  The Company has programs in place to address and mitigate the cybersecurity risks.  These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, education of employees to the risks of external threats, and simplification of infrastructure to minimize servers.  The Company continues to minimize its risk by reducing the number of physical servers at the HQ location and further reducing the exposure of public systems. Planned e-commerce improvements will also reduce exposure. Operating systems are being updated to eliminate risks.  More business critical systems are being moved to the cloud including email and its ERP system.

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

ITEM 1A.	RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Reduction in present levels of cash flow could adversely affect the Company’s business.

The Company’s primary source of liquidity historically has been operating cash flows. The Company’s future cash flows from operations (on both a short-term and long-term basis) are dependent upon the following factors, among others:

●	the Company’s ability to attract new customers that will sell the Company’s products and pay for them;
●	the Company’s ability to retain its existing customers at the level of sales previously produced;
●	the volume of sales for these customers;
●	maintaining business from one or more primary customers;

Similarly, the Company’s future cash flows from operations are subject to the following risks and, among others:

●	changes in types of products that customers purchase in their sales mix;
●	poor or deteriorating economic conditions which would directly impact the ability of the Company’s customers to remain in business and pay for their products on a timely basis;
●	management’s ability to minimize the impact of requests for increases in material or labor cost; and
●	the ability to collect in full and in a timely manner amounts due to the Company.

In addition, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins. The continuing general downturn in economic conditions or other events that may have caused or cause the Company’s customers to turn to lower-priced, lower-margin products could cause the Company’s cash flow and profitability to be materially and adversely affected.

We are dependent on the proper functioning of our critical facilities, our contract manufacturers in China, our supply chain and distribution networks and the financial stability of our customers, all of which have been negatively impacted by the COVID-19 pandemic in a manner that may have a materially adverse effect on our business, financial condition or results of operations.

Our ability to produce products may be materially adversely impacted by COVID-19.

The COVID-19 pandemic is impacting worldwide economic activity, which has had a corresponding effect on our sales activity. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the ongoing effect of the COVID-19 pandemic in the United States and other countries, it is unclear how economic activity and workflows will continue to be impacted and for how long. Many employers are requiring their employees to work from home or not come into their offices or facilities.  We produce certain stereo headphones out of one facility in Milwaukee, Wisconsin. In order to mitigate the risk posed by COVID-19, we have implemented social distancing measures, mask policies, including when warranted by state and local guidelines, and the implementation of new staffing plans in our facilities whereby certain employees work remotely. Our actions continue to evolve in response to new government measures and scientific knowledge regarding COVID-19. To date, these protocols have not resulted in a decrease in the production capabilities of our facility. However, if the manufacturing capabilities of this facility are adversely impacted as a result of COVID-19, whether by a decrease in productivity caused by precautionary measures or by one or more employees becoming ill, it may not be possible for us to timely produce relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We also might be unable to obtain certain supplies, product components, or equipment from our suppliers and vendors due to constraints created by COVID-19. For instance, we have observed delays in certain suppliers’ deliveries of materials necessary for our contract manufacturers to manufacture our products. Additionally, travel restrictions and stay-at-home orders or similar mandates of foreign and domestic governments have prevented US based employees from visiting suppliers’ facilities as part of our quality control processes. These impacts may delay our launch of new products, adversely affect our ability to deliver customers’ orders timely or in the requested quantities and inhibit our ability to ensure the quality of supplies used in our products.

Our sales may be materially adversely impacted by COVID-19.

Our sales efforts include in-person meetings with customers and potential customers to discuss our products. Additionally, much of our customers’ sales are conducted in-person by consumers purchasing our products in brick-and-mortar stores. The method and timing of these meetings and the ability of our customers to make in-person sales have been altered due to stay-at-home orders and travel restrictions relating to COVID-19. This limitation on the ability of our sales personnel and our customers to maintain their customary interaction with customers and consumers may negatively affect demand for our products and have a material adverse effect on our results of operations, financial condition and cash flows.

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

A shift in customer specifications to lower priced items can reduce profit margins, negatively impacting profitability.

The Company sells a line of products with a suggested retail prices ranging from less than $10 up to $1,000. The gross margin for each of these models varies in terms of percentages. The Company finds the low-priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Therefore, a shift in retail customer specifications and preferences toward lower priced items could lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in profit margins. Some distributors sell a limited range of products that yield lower profit margins than others. Most notably, the budget-priced stereo headphone segment of the market (below $10 retail), which is distributed through mass market retailers, computer stores, and office supply stores tends to yield the lowest gross margins. An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

If we are unable to continue to develop innovative and popular products, our brand image may be harmed and demand for our products may decrease.

Consumer electronics are subject to constantly and rapidly changing consumer preferences based on industry trends and performance features, including technological advancement. Our success depends largely on our ability to lead, anticipate, gauge and respond to these changing consumer preferences and trends in a timely manner, while preserving and strengthening the perception and authenticity of our brand. We must continue to develop high performance products that provide better design and performance attributes than the products of our competitors at similar price points. Market acceptance of new designs and products is subject to uncertainty and we cannot assure you that our efforts will be successful. The inability of new product designs or new product lines to gain market acceptance, or our current products losing traction in the market, could adversely affect our brand image, our business and financial condition. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to increase consumer demand, which could constrain our management, financial and operational resources. If new products we introduce do not experience broad market acceptance or demand for our existing products wanes, our net sales and market share could decline.

We may not be able to compete effectively, which could cause our net sales and market share to decline.

The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Apple, Sony, Bose, LG and Samsung. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

●	quickly adapting to changes in consumer preferences;
●	readily taking advantage of acquisition and other opportunities;
●	discounting excess inventory;
●	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;
●	adopting aggressive pricing policies; and
●	engaging in lengthy and costly intellectual property and other legal disputes.

Additionally, the industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have begun to introduce their own private label headphones, which could reduce the volume of product they buy from us, as well as decrease the shelf space they allocate to our products. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations, preventing us from achieving future growth.

If we are unable to obtain intellectual property rights and/or enforce those rights against third parties who are violating those rights, including by obtaining a favorable outcome in litigation in which we are currently engaged, our business could suffer.

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our brand name, reputation, product appearance and technology. If we fail to obtain, maintain, or in some cases enforce our intellectual property rights, our competitors may be able to copy our designs, or use our brand name, trademarks or technology. As a result, if we are unable to successfully protect our intellectual property rights, or resolve any conflicts effectively, our results of operations may be harmed.  In order to enforce our intellectual property rights, we recently filed complaints against certain parties alleging infringement on patents relating to our wireless audio technology. All litigation is uncertain, and there can be no assurance that any of this litigation will be decided in our favor. Regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may negatively affect how we operate our business.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors are experiencing financial difficulties as a result of current adverse economic conditions. A retailer or distributor experiencing such difficulties generally will not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral, and sometimes are not able to obtain information regarding their current financial status. Failure of these retailers or distributors to remain current on their obligations to us could result in losses that exceed the reserves we set aside in anticipation of this risk. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

One of our customer’s accounts for a significant amount of our net sales, and the loss of, or reduced purchases from, this or other customers could have a material adverse effect on our operating results.

Our largest customer, Wal-Mart, accounted for more than 18% and 18% of our net sales in fiscal years 2020 and 2019, respectively. We do not have long-term contracts with any of our customers and all of our customers generally purchase from us on a purchase order basis. As a result, this customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce its orders. If certain customers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

Company profits can suffer from interruption in its supply chain.

The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea. The Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions, which lately have become of increased concern in these areas.  Therefore, any interruptions in the supply chain for any of these reasons could directly impact the Company’s profits in a material, negative way. The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

Economic regulation, trade restrictions, and increasing manufacturing costs in China could adversely impact our business and results of operations.

The Company uses contract manufacturing facilities in the People’s Republic of China. For many years, the Chinese economy has experienced periods of rapid growth. An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China. Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability.  Additionally, government trade policies, including the imposition of tariffs, export restrictions, sanctions or other retaliatory measures could limit our ability to source materials and products from China at acceptable prices or at all. We do not currently have arrangements with contract manufacturers in other countries that may be acceptable substitutes. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries and what products may be subject to such actions. To the extent such actions inhibit our transactions with contract manufacturing facilities and suppliers in China, our business may be materially adversely affected.

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

We engage in operations, and enter into agreements with counterparties, located outside the U.S., which exposes us to political, governmental and economic instability and foreign currency exchange rate fluctuations. Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

●	global and local economic, social and political conditions and uncertainty;
●	currency exchange restrictions and currency fluctuations;
●	war or terrorist attack;
●	local outbreak of disease, such as COVID-19;
●	renegotiation or nullification of existing contracts or international trade arrangements;
●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;
●	macro-economic conditions impacting key markets and sources of supply;
●	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;
●

compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

●	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

Fluctuations in currency exchange rates could affect the Company’s financial results and operations, including with respect to pricing of products and overall demand for the Company’s products.

The Company receives a material portion of its sales and profits from business in Europe. To the extent that the value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the foreign demand for the Company’s products. The Company is paid by its international customers in U.S. dollars. To the extent that increased prices arising from currency fluctuations decrease the overall demand for the Company’s products or motivate customers to purchase lower-priced, lower profit products, the Company’s sales, profits and cash flows could be adversely affected.

Our products may experience quality problems from time to time that can result in decreased sales and operating margin and harm to our reputation.

From time to time, our products may contain design and manufacturing defects. There can be no assurance we will be able to detect and fix all defects in the hardware we sell. Failure to do so could result in lost revenue, significant warranty and other expenses, and harm to our reputation.

An information systems interruption or breach in security could adversely affect us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

Our stock price is subject to volatility.

Our stock is subject to substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to companies' operating performance. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision.

ITEM 2.	PROPERTIES.

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman. On January 5, 2017, the lease was renewed extending the expiration to June 30, 2023. The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. The Company utilizes its Milwaukee facility for administrative, corporate and production functions. All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.	LEGAL PROCEEDINGS.

As part of its intellectual property enforcement program, on or about July 22, 2020 the Company brought patent infringement suits in the U.S. District Court for the Western District of Texas against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a JLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS.  There were 382 record holders of the Company’s common stock as of  August 17, 2020.  This number does not include individual participants in security position listings.  There were no dividends declared during the fiscal years ended June 30, 2020 and 2019.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number	Average	Shares Purchased as	Approximate Dollar Value of
	of Shares	Price Paid	Part of Publicly	Shares Available under
Period (2020)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2020, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2020 or 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2020 and 2019. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry ever since.  We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. Koss operates as one business segment, as its principal business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold domestically and internationally through a variety of retailers and distributors, as well as directly to other manufacturers for including with their own products. Changes in sales volume are driven primarily by the addition or loss of customers, a customer adding or removing a product from its inventory, or changes in economic conditions. They are relatively less impacted by seasonality or the traditional holiday shopping season.

Although certain of the Company's products could be viewed as essential by consumers for use with mobile phones and other portable electronic devices, other products are more of a discretionary spend. The results of the Company's operations are therefore susceptible to consumer confidence and macroeconomic factors.

Fiscal Year 2020 Summary

•

Net sales decreased 16.2% to $18,311,830 on volume declines in the export markets.  The export sales declined for most distributors, driven by effects of currency devaluations against the US dollar and COVID-19, and the contract ended for an original equipment manufacturer ("OEM") customer in Asia.  Domestic sales declined 1% compared to the prior year.

•	Gross profit as a percent of sales decreased 0.3% to 30.9%. The decrease was primarily due to the decline in volume and a change in the mix of sales by product and by channel.

•

Selling, general and administrative spending was lower as a result of decreased costs for legal expense, deferred compensation expense and an increase in the credit for cash surrender value of life insurance.

•	Tax expense for the year ended June 30, 2020 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2020	2019*
Net sales	$18,311,830	$21,842,097
Net sales (decrease) %	(16.2)%	(7.1)%
Gross profit	$5,662,608	$6,819,874
Gross profit as % of net sales	30.9%	31.2%
Selling, general and administrative expenses	$6,146,650	$6,543,566
Selling, general and administrative expenses as % of net sales	33.6%	30.0%
Interest income	$20,185	$3,178
(Loss) income before income tax provision (benefit)	$(463,857)	$279,486
(Loss) income before income tax provision as % of net sales	(2.5)%	1.3%
Income tax provision (benefit)	$1,740	$(26,503)
Income tax provision as % of income (loss) before taxes	0.4%	9.5%

*As adjusted for the retrospective change in accounting policy.

2020 Results of Operations Compared with 2019

Net sales for 2020 decreased primarily due to decreased sales in the Company's export markets.  Domestic sales reflected mixed results among markets but, overall, declined 1% compared to 2019.

Export net sales decreased by $3,435,837 to $3,150,519. Sales to an OEM customer in Asia decreased by approximately $973,000 as the contract with this customer was completed during fiscal year 2020.  Sales volumes with export distributors were weak early in the year as the strength of the US dollar impacted their margins.  The declines worsened when the economies of many countries were adversely affected by the COVID-19 pandemic.  Net sales to the key distributors in Europe declined by more than 50% with drastically reduced sales in the last few months of the fiscal year.  The Company would expect to see some improvement in these markets as the economic conditions improve following the COVID-19 pandemic.

For the year ended June 30, 2020, domestic net sales decreased from $ 15,255,741 to $ 15,161,311.   There was a significant shift in sales from mass retail to online as the impacts of the COVID-19 pandemic rippled through the markets.  The internal Direct to Consumer ("DTC") team, which manages sales at Koss.com and select Koss product listings on Amazon.com (through Amazon Seller Central Marketplace), was able to quickly adjust to the shift and generate  approximately $1,191,000 net DTC sales, up from approximately $594,000 in the year ended June 30, 2019.  DTC sales do not include sales Koss makes to Amazon.com directly using Amazon Vendor Central.  This increase in DTC sales largely offset the decline in sales to mass retail customers and sales to customers which sell online.  Mass retail sales were negatively impacted by changes in product placement and timing of back-to-school sales.  Sales into the education marketplace increased with sales focused on supporting online testing.  Certain distributors had lower sales as the markets adjusted to the impacts of COVID-19.

Gross profit decreased to 30.9% for the year ended June 30, 2020, compared to 31.2% for the prior fiscal year.   The margin rates are very dependent on mix of sales by customer, product and sales channel.   Improved sales in the direct to consumer market offset the impacts of decreased sales in the export markets.  In addition, the lower sales caused overhead absorption to be a drag on margin rates.

Selling, general and administrative expenses decreased to $6,146,650, which was $396,916 less than the prior year.   Decreased legal expense, decreased deferred compensation expense and an increased benefit from cash surrender value of life insurance caused the decline in expense. Legal fees declined approximately $238,000  due to recovery of fees related to certain patent enforcement actions.  Deferred compensation expense declined by approximately $112,000 due to changes in the assumptions on retirement dates and discount rates.  Cash surrender value increased by approximately $122,000 more than the prior year, which included a charge to adjust certain policies.

As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio, as further described in the notes to the financial statements included in this Annual Report on Form 10-K. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful.

Income tax expense for the year ended June 30, 2020, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was approximately was approximately 0% in the fiscal year ended June 30, 2020.  It is anticipated that the effective rate in future years will be reduced by utilization of a portion or all of the approximately $897,000 of federal net operating loss carryforwards.

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being executed to maintain supply of the Company’s products to our customers throughout the world.

The Company’s financial results for the year ended June 30, 2020 were negatively impacted by the retail sales disruptions caused by government restriction implemented to control the spread of COVID-19.  The Company was positively impacted by the initial demand for specific communication headphones as restrictions were imposed and more people worked from home and studied online.  Despite this initial surge in demand, the Company recorded lower sales in the latter part of the fiscal year ended June 30, 2020.  The retail businesses throughout the Company’s markets have seen severe curtailment of hours and complete closures.  This has resulted in a decline in business across our markets with the exception of on-line retail.  The Company expects these negative sales impacts to continue unless markets fully re-open and consumer spending returns to normal.

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

The Company’s supply chain is primarily in southern China.  This portion of the Company's supply chain was disrupted early in the quarter ended March 31, 2020.  These disruptions are now having little on-going impact.  The remaining impacts relate to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has been adapting business plans, which include, but are not limited to: (1) being alert to potential short supply situations; (2) accelerating delivery times from key suppliers; and, (3) utilizing alternative sources and/or air freight.  The Company is committed to continuing to execute these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

To protect the safety, health and well-being of employees, customers, and suppliers, the Company continues to implement several preventive measures while also meeting the needs of global customers. They include increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, cancellation of certain events and limitations on visitor access to facilities.

The Company had $3,999,409 of cash and available credit facilities of $5,000,000 on June 30, 2020, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing this Form 10-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2020	2019*
Total cash provided by (used in):
Operating activities	$1,801,702	$1,411,065
Investing activities	(537,275)	(310,993)
Financing activities	506,700	46,677
Net increase in cash and cash equivalents	$1,771,127	$1,146,749

*As adjusted for change in accounting policy (Note 3)

Operating Activities

Changes in operating assets and liabilities generated $1,597,977 in cash during the year ended June 30, 2020. The Company decreased accounts receivable by $1,338,079 and decreased inventory by $1,312,654. The cash generated by decreasing accounts receivable and inventory was partially offset by a decline of $608,668 in accounts payable.  These changes reflect the results of efforts to align working capital to the changes in the business.

Investing Activities

Cash used in investing activities was higher for 2020 as the Company increased spending on tooling and equipment compared to fiscal year 2019. In 2021, the Company is planning approximately $600,000 for tooling, software implementation and leasehold improvements.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

The $506,700 cash generated from financing activities is the unsecured loan the Company entered into under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") through Town Bank.  As of June 30, 2020, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under "Credit Facility").

There were no purchases of common stock in 2020 or 2019 under the stock repurchase program.  No stock options were exercised in 2020.

Liquidity

In addition to capital expenditures, the Company has interest payments when it uses its line of credit facility. The Company believes that cash generated from operations, together with borrowings available under its credit facility, should provide it with adequate liquidity to meet operating requirements, debt service requirements, and capital expenditures.  Management is focusing on increasing sales, especially in the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility and SBA Loan

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021.  The Credit Agreement provides for an $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000.  There are no unused line fees in the credit facility.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions.  As of June 30, 2020 , the Company was in compliance with all covenants related to the Credit Agreement and there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program of the CARES Act through Town Bank (“Lender”).  The SBA Loan funds that were disbursed on April 14, 2020, have a two-year term expiring on April 14, 2022. The SBA Loan has a principal amount of $506,700 with an interest rate of 1.0%. The Company applied for forgiveness on August 7, 2020, of the full amount of the SBA Loan using the allowed twenty-four week period.  The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding and the date the loan is forgiven.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2020, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2020. The Company intends to effect all stock purchases either on the open market or through privately negotiated transactions and intends to finance all stock purchases through its own cash flow or by borrowing for such purchases.

There were no stock repurchases under the program in fiscal year 2020 or 2019. As of June 30, 2020, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price.

Contractual Obligation

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity.

Revenue Recognition

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.  See Note 4 to the Consolidated Financial Statements for additional information on revenue recognition.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses.  Accounts receivable are stated net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  However, the ultimate collectibility of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

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

Deferred Compensation

The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Management makes estimates of life expectancy and discount rates using information available from several sources.  In addition, management estimates expected retirement date for the current officer as that impacts the timing for expected future payments.  See Note 10 for additional information on deferred compensation.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 12.  The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  The expected term of the options and volatility are estimated using historical experience for the options by vesting period.  The risk-free interest rate is calculated based on the expected life of the options.  The Company does not estimate forfeitures as they are recognized when they occur.

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

See the Consolidated Financial Statements included herewith.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control-Integrated Framework,” the 2006 "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies," and the "2013 COSO Framework & SOX Compliance," all issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2020 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On August 25, 2020, the Board of Directors of Koss Corporation approved a reduction in the minimum number of Board members outlined in the By-Laws of Koss Corporation from five to four. A copy of the Amendment to Section 3.01 of the Amended and Restated By-Laws of Koss Corporation is being filed as Exhibit 3.4 to this Form 10-K.  This disclosure is included in this Form 10-K rather than filing a Form 8-K under Item 5.03 at a later time.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

Koss Corporation and Subsidiaries

Milwaukee, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Policy – Stock-Based Compensation

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for stock-based compensation.  The 2019 consolidated financial statements have been restated to reflect the change in accounting policy.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019

Milwaukee, Wisconsin

August 27, 2020

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$3,999,409	$2,228,282
Accounts receivable, less allowance for doubtful accounts of $74,082 and $2,617, respectively	2,317,064	3,655,143
Inventories	5,538,794	6,851,448
Prepaid expenses and other current assets	267,647	133,889
Income taxes receivable	14,622	45,660
Total current assets	12,137,536	12,914,422

Equipment and leasehold improvements, net	983,641	890,110

Other assets:
Deferred income taxes	-	13,276
Operating lease right-of-use asset	2,582,402	2,847,846
Cash surrender value of life insurance	6,876,827	6,569,628
Total other assets	9,459,229	9,430,750

Total assets	$22,580,406	$23,235,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$827,705	$1,436,373
Accrued liabilities	580,099	650,513
Deferred revenue	423,639	645,470
Operating lease liability	276,947	265,443
Short-term debt	506,700	-
Total current liabilities	2,615,090	2,997,799

Long-term liabilities:
Deferred compensation	2,333,482	2,419,962
Deferred revenue	170,281	163,018
Operating lease liability	2,305,455	2,582,402
Total long-term liabilities	4,809,218	5,165,382

Total liabilities	7,424,308	8,163,181

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831 and 7,382,706 shares, respectively	37,024	37,024
Paid in capital	6,882,729	6,333,135
Retained earnings	8,236,345	8,701,942
Total stockholder' equity	15,156,098	15,072,101

Total liabilities and stockholders' equity	$22,580,406	$23,235,282

*As adjusted for change in accounting policy (Note 3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2020	2019*
Net sales	$18,311,830	$21,842,097
Cost of goods sold	12,649,222	15,022,223
Gross profit	5,662,608	6,819,874

Selling, general and administrative expenses	6,146,650	6,543,566

(Loss) income from operations	(484,042)	276,308

Interest income	(20,185)	(3,178)

(Loss) income before income tax provision (benefit)	(463,857)	279,486

Income tax provision (benefit)	1,740	(26,503)

Net (loss) income	$(465,597)	$305,989

(Loss) income per common share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04

Weighted-average number of shares:
Basic	7,404,831	7,401,030
Diluted	7,404,831	7,407,827

*As adjusted for change in accounting policy (Note 3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2020	2019*
Operating activities:
Net (loss) income	$(465,597)	$305,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	56,386	23,422
Depreciation of equipment and leasehold improvements	330,629	429,750
Stock-based compensation expense	549,594	515,681
Deferred income taxes	13,276	(13,276)
Change in cash surrender value of life insurance	(194,083)	(72,019)
Change in deferred compensation accrual	63,520	175,953
Deferred compensation paid	(150,000)	(150,000)
Net changes in operating assets and liabilities:
Accounts receivable	1,281,693	1,031,180
Inventories	1,312,654	(712,769)
Prepaid expenses and other current assets	(133,758)	72,887
Income taxes receivable	31,038	(13,285)
Accounts payable	(608,668)	6,882
Accrued liabilities	(70,414)	(138,448)
Deferred revenue	(214,568)	(50,882)
Net cash provided by operating activities	1,801,702	1,411,065

Investing activities:
Purchase of equipment and leasehold improvements	(424,159)	(187,756)
Life insurance premiums paid	(113,116)	(123,237)
Net cash (used in) investing activities	(537,275)	(310,993)

Financing activities:
Proceeds from SBA loan	506,700	-
Proceeds from exercise of stock options	-	46,677
Net cash provided by financing activities	506,700	46,677

Net increase in cash and cash equivalents	1,771,127	1,146,749
Cash and cash equivalents at beginning of year	2,228,282	1,081,533
Cash and cash equivalents at end of year	$3,999,409	$2,228,282

*As adjusted for change in accounting policy (Note 3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2018, as previously reported	7,382,706	$36,914	$5,752,270	$8,414,570	$14,203,754
Retrospective change in accounting policy (Note 3)	-	-	18,617	(18,617)	-
Adjusted balance, June 30, 2018	7,382,706	36,914	5,770,887	8,395,953	14,203,754
Net income, restated	-	-	-	305,989	305,989
Stock-based compensation expense, restated	-	-	515,681	-	515,681
Exercise of common stock options	22,125	110	46,567	-	46,677
Adjusted balance, June 30, 2019	7,404,831	37,024	6,333,135	8,701,942	15,072,101
Net (loss)	-	-	-	(465,597)	(465,597)
Stock-based compensation expense	-	-	549,594	-	549,594
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation ("Koss"), a Delaware corporation, and its 100%-owned subsidiaries (collectively the "Company"), reports its finances as a single reporting segment, as the Company’s principal business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia which utilize independent distributors in several foreign countries.  The Company has two subsidiaries, Koss Corp B.V. and Koss U.K. Limited ("Koss UK"), which were formed to comply with certain European Union ("EU") requirements. Koss Corp B.V. and Koss UK are non-operating and hold no assets.

BASIS OF CONSOLIDATION — The Consolidated Financial Statements include the accounts of Koss and its subsidiaries, Koss Corp B.V. and Koss UK, which are 100%-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. The Company determines the standalone selling price for this performance obligation using the cost plus method. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods.  If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known. The Company typically receives payment for product at the time of shipment or under normal collection terms, which are generally 30-60 days. The Company estimates that the warranty related performance obligation is satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue, using amortization of 50% in the first year, 30% in the second year, and 20% in the third year for domestic sales.

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

Sales Commissions - The Company has elected the practical expedient of not capitalizing sales commissions.

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing.  These activities charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations amounted to $397,360 and $334,789 in 2020 and 2019 respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $54,592 in 2020 and $47,657 in 2019.  Such costs are expensed as incurred.

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

PATENT COSTS — The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred since no patent legal costs were probable to provide a future economic benefit.

INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income (loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification ("ASC") which provides for calculation of “basic” and “diluted” income (loss) per share.  Basic income (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted income (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 11 for additional information on income (loss) per common and common stock equivalent share.

CASH AND CASH EQUIVALENTS — The Company considers depository accounts and investments with a maturity at the date of acquisition and expected usage of three months or less to be cash and cash equivalents.  The Company maintains its cash on deposit at a commercial bank located in the United States of America.  The Company periodically has cash balances in excess of insured amounts.  The Company has not experienced, and does not expect to incur, any losses on these deposits.

ACCOUNTS RECEIVABLE — Accounts receivable consists of unsecured trade receivables due from customers.  An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item and general economic conditions.

INVENTORIES — As of June 30, 2020 and 2019, the Company’s inventory was recorded using standard cost which approximates the lower of FIFO cost or net realizable value. Effective June 30, 2019, the Company changed its accounting principle for inventory and discontinued the use of the last-in, first-out ("LIFO") method for inventory valuation and adopted the first-in, first-out ("FIFO") method of inventory.  This change in accounting principle did not change the inventory valuation as of June 30, 2019 as the LIFO reserve was $0.  The results of operations for the year ended June 30, 2019 was not impacted by discontinuing the use of LIFO since the LIFO reserve was reduced to $0 effective June 30, 2017.   The carrying value of inventory is reviewed for impairment on at least a quarterly basis or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.  Major expenditures for property and equipment and significant renewals are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations. See Note 6 for additional information on equipment and leasehold improvements.

LEASES — The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the former chairman, and is an operating lease.

Operating leases are reported on the Company's Consolidated Balance Sheets as operating lease right-of-use ("ROU") assets and operating lease liabilities. Operating lease ROU assets and liabilities are valued at the present value of the future lease payment obligations.  Operating lease expense is recorded on a straightline basis over the life of the lease taking into account expected renewal periods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually, or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2020 or 2019.

LEGAL COSTS — All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be reasonably estimated.  Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the third party.  Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable and the collection is certain.

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

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

2.	New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The company is currently evaluating the impacts the adoption of this guidance will have on its Condensed Consolidated Financial Statements.

3.	CHANGE IN ACCOUNTING POLICY

During the first quarter of fiscal 2020, the Company changed its method of recording stock-based compensation expense.  Under the new accounting policy, stock-based compensation expense is recorded on a straight-line basis over the vesting period and forfeitures are recognized when they occur.  Under the previous method, the Company estimated future forfeitures and the expected number of awards that would vest and subsequently adjusted for forfeitures.  The Company believes this method of recording stock-based compensation expense on a straight-line basis over the vesting period is preferable since it is more reflective of the stock options that will actually vest.

The cumulative effect of the changes in the June 30, 2019 Consolidated Balance Sheet for the change in policy related to stock-based compensation expense applied retrospectively was as follows:

		Stock-Based
Balance Sheet	As Previously	Compensation	As
June 30, 2019	Reported	Adjustment	Adjusted
Equity:
Paid in capital	$6,186,393	$146,742	$6,333,135
Retained earnings	$8,848,684	$(146,742)	$8,701,942

The impact of the change in principle on the Consolidated Statement of Operations for the year ended June 30, 2019 was as follows:

		Stock-Based
Statement of Operations	As Previously	Compensation	As
Year ended June 30, 2019	Reported	Adjustment	Adjusted
Selling, general and administrative expenses	$6,415,441	$128,125	$6,543,566
Income from operations	404,433	(128,125)	276,308
Net income	$434,114	$(128,125)	$305,989

Income per common share
Basic	$0.06	$(0.02)	$0.04
Diluted	$0.06	$(0.02)	$0.04

The impact of the change in principle on the Consolidated Statement of Cash Flows for the year ended June 30, 2019 was as follows:

		Stock-Based
Statement of Cash Flows	As Previously	Compensation	As
Year ended June 30, 2019	Reported	Adjustment	Adjusted
Operating activities:
Net income	$434,114	$(128,125)	$305,989
Stock-based compensation expense	$387,556	$128,125	$515,681

4.	REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2020	2019
United States	$15,161,311	$15,255,741
Export	3,150,519	6,586,356
Net Sales	$18,311,830	$21,842,097

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of  $427,193 and $497,351 in the years ended June 30, 2020 and 2019, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $859,370 as of June 30, 2018. The Company estimates that the deferred revenue performance obligations are satisfied within one to three years and therefore uses the same time frame for recognition of the deferred revenue.

5.	INVENTORIES

The components of inventories at June 30, 2020 and 2019 were as follows:

	2020	2019
Raw materials	$1,953,031	$1,848,340
Finished goods	5,149,200	6,604,408
	7,102,231	8,452,748
Reserve for obsolete inventory	(1,563,437)	(1,601,300)
Total inventories	$5,538,794	$6,851,448

6.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2020 and 2019 are summarized as follows:

	Estimated
	useful lives (in years)	2020	2019
Machinery and equipment	5 - 10	$593,595	$593,595
Furniture and office equipment	5 - 10	357,351	357,351
Tooling	5	4,310,917	4,261,077
Computer equipment	3 - 5	658,028	758,819
Leasehold improvements	3 - 10	2,682,933	2,517,226
Assets in progress	N/A	327,348	118,737
		8,930,172	8,606,805
Less: accumulated depreciation and amortization		7,946,531	7,716,695
Equipment and leasehold improvements, net		$983,641	$890,110

7.	INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax (benefit) provision in 2020 and 2019 consisted of the following:

Year Ended June 30,	2020	2019
Current:
Federal	$(15,037)	$(13,277)
State	3,501	25
Deferred	13,276	(13,251)
Total income tax provision (benefit)	$1,740	$(26,503)

The 2020 and 2019 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2020	2019
Federal income tax liability (benefit) at statutory rate	$(97,409)	$85,599
State income tax liability, net of federal income tax effect	2,765	20
(Decrease) increase in valuation allowance	61,948	(328,541)
Current year permanent items	35,931	14,687
R&D credit	(22,568)	(15,000)
Return-to-provision	(30,040)	8,433
Expiration of deferred tax assets	44,790	189,186
State tax rate change	18,962	-
Other	(12,639)	19,087
Total income tax provision (benefit)	$1,740	$(26,529)

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2020 and June 30, 2019 include:

	2020	2019
Deferred income tax assets:
Deferred compensation	$614,018	$642,424
Stock-based compensation	249,313	228,981
Accrued expenses and reserves	479,112	503,726
Deferred revenue	146,841	202,102
Federal and state net operating loss carryforwards	606,730	558,117
Credit carryforwards	216,484	139,504
Equipment and leasehold improvements	134,045	122,714
Valuation allowance	(2,444,035)	(2,382,087)
Total deferred income tax assets	2,508	15,481

Deferred income tax liabilities:
Other	(2,508)	(2,205)
Net deferred income tax assets	$-	$13,276

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of $352,281 which expire in fiscal year 2037 and $545,245 which can be carried forward indefinitely. The Company has state net operating loss carryforwards totaling approximately $6,358,000 in Wisconsin, which expire in fiscal years 2025 through 2039, and $342,286 in other states.

 Generally accepted accounting principles prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2020 and 2019.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2020 or 2019. The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2020 or 2019. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2020 and 2019 would have impacted the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years and state income tax returns are open for the standard regulatory period.

The following are the changes in the valuation allowance:

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Year Ended June 30,	of year	allowance	end of year
2020	$(2,382,087)	$(61,948)	$(2,444,035)
2019	$(2,710,628)	$328,541	$(2,382,087)

8.	CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021.  The Credit Agreement provides for an $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000.  There are no unused line fees in the credit facility.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement.  The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions.  As of June 30, 2020 , the Company was in compliance with all covenants related to the Credit Agreement and there were no outstanding borrowings on the facility. As of June 30, 2020 and 2019 there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program of the CARES Act through Town Bank.  The SBA Loan funds that were disbursed on April 14, 2020, have a two-year term expiring on April 14, 2022. The SBA Loan has a principal amount of $506,700 with an interest rate of 1.0%. The Company applied for forgiveness on August 7, 2020, for the full amount of the SBA Loan using the allowed twenty-four week period, which is why the debt is classified as short-term on the consolidated balance sheet.  Interest accrues during the period between funding and the date the loan is forgiven.

The Company incurs interest expense primarily related to its secured credit facility. There was no interest expense for the years ended June 30, 2020 or 2019.

9.	ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2020 and 2019 were as follows:

	2020	2019
Cooperative advertising and promotion allowances	$158,770	$188,985
Customer credit balances	16,363	65,937
Current deferred compensation	150,000	150,000
Employee benefits	80,399	60,178
Legal and professional fees	68,200	65,914
Bonus and profit-sharing	8,098	18,694
Sales commissions and bonuses	53,647	51,026
Other	44,622	49,779
Total accrued liabilities	$580,099	$650,513

10.	DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 1.00% as of June 30, 2020 and 2.60% as of June 30, 2019. The net present value was calculated for the current officer using a discount factor of  3.10% at June 30, 2020 and 4.80% as of June 30, 2019.

The Board of Directors entered into an agreement to continue the 1991 base salary of the former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 were made under this arrangement for the years ended June 30, 2020 and 2019.  The Company has a deferred compensation liability of $416,883 and $540,379 recorded as of June 30, 2020 and 2019, respectively.  Deferred compensation expense of $26,504 and $17,495 was recognized under this arrangement in 2020 and 2019, respectively.

The Board of Directors has approved a supplemental retirement plan for an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $2,066,599 and $2,029,583 recorded as of June 30, 2020 and 2019, respectively.  Deferred compensation expense of $37,016 and $158,458 was recognized under this arrangement in 2020 and 2019, respectively.  The current officer's retirement date is assumed to be October 2029, which is 3 years later than previously assumed.

11.	(LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Year Ended
	2020	2019*
Numerator
Net (loss) income	$(465,597)	$305,989

Denominator
Weighted average shares, basic	7,404,831	7,401,030
Dilutive effect of stock compensation awards (1)	-	6,797
Diluted shares	7,404,831	7,407,827

Net (loss) income attributable to common shareholders per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04

(1) Excludes approximately 2,786,225 and 2,523,513 weighted average stock options for the years ended June 30, 2020 and 2019, respectively, as the impact of such awards was anti-dilutive.

*As adjusted for change in accounting policy (Note 3)

12.	STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan which expire or are otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2020, there were 770,308 options available for future grants.  Options vest over a three to five year period from the date of grant, with a maximum term of five to ten years.  The Company's policy is to issue new shares when stock options are exercised.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award.  Forfeitures are accounted for as they occur.  The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules.  The expected volatility is determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

As of June 30, 2020, there was $1,156,492 of total unrecognized compensation cost related to stock options granted under the 2012 Plan and 1990 Plan.  This cost is expected to be recognized over a weighted average period of  2.83 years.  The Company recognized stock-based compensation expense of $549,594 and $515,681 in 2020 and 2019, respectively.  These expenses were included in selling, general and administrative expenses.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2020 and 2019 were $1.26 and $1.57, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2020 and 2019, the Company used the following weighted-average assumptions:

	2020	2019
Expected stock price volatility	74%	66%
Risk free interest rate	1.87%	2.86%
Expected dividend yield	—%	—%
Expected life of options (years)	6.1	5.8

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2018	2,405,000	$1.77 - $6.28	$3.31	3.61	$—
Granted	585,000	$2.63 - $2.92	$2.79
Exercised	(22,125)	$1.77 - $2.24	$2.11
Expired	(302,000)	$1.77 - $5.83	$5.62
Forfeited	(73,000)	$1.77 - $2.65	$2.22
Shares under option at June 30, 2019	2,592,875	$1.77 - $6.28	$2.96	4.23	$48,280
Granted	555,000	$1.97 - $2.17	$2.08
Expired	(362,000)	$2.20 - $6.28	$3.53
Forfeited	(64,000)	$1.77 - $2.65	$2.15
Shares under option at June 30, 2020	2,721,875	$1.77 - $6.00	$2.73	4.82	$—
Exercisable as of June 30, 2019	1,320,291	$1.77 - $6.28	$3.45	2.20	$9,788
Exercisable as of June 30, 2020	1,408,709	$1.77 - $6.00	$3.12	2.61	$—

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Total intrinsic value of stock options exercised	$—	$34,797
Cash received from stock option exercises	$—	$46,677
Total fair value of stock options vested	$483,461	$374,639
Total recognized tax benefit	$—	$9,198

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2018	1,189,918	0.90
Granted	585,000	1.57
Vested	(429,334)	0.87
Forfeited	(73,000)	1.33
Non-vested as of June 30, 2019	1,272,584	1.19
Granted	555,000	1.26
Vested	(450,418)	1.07
Forfeited	(64,000)	1.39
Non-vested as of June 30, 2020	1,313,166	1.26

13.	STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000  of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2020, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in 2020 or 2019.

The Company has an agreement with the former chairman, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company. As of June 30, 2019 and June 30, 2020, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains a $1,150,000 life insurance policy to fund a substantial portion of this obligation.

14.	LEASES

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2020	2019
Operating lease cost	$380,000	$380,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	8	9
Weighted-average discount rate	4.25%	4.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2020 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2021	$380,000
2022	380,000
2023	380,000
2024	380,000
2025	380,000
Thereafter	1,140,000
Total lease payments	3,040,000
Present value adjustment	(457,598)
Total lease liabilities	$2,582,402

15.	EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2020 or 2019.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2020 and 2019, the matching contribution was 75% and 50% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $252,293 and $160,171 during 2020 and 2019, respectively.

16.	CONCENTRATIONS

The Company’s sales to its largest single customer, Wal-Mart, were approximately 18% and 18% of net sales in fiscal year 2020 and 2019, respectively.  Amazon, the second largest single customer, was approximately 11% and 7% of net sales in fiscal year 2020 and 2019, respectively.   The five largest customers of the Company (including Wal-Mart and Amazon in both years) accounted for approximately 48% and 47% of net sales in fiscal years 2020 and 2019, respectively.  Accounts receivable from Wal-Mart as of June 30, 2020 and June 30, 2019, represented approximately 8% and 33% of trade account receivables, respectively. Amazon accounts receivable as of June 30, 2020 and June 30, 2019, were  17% and 17% of trade accounts receivables, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 11% and 10% of the Company's trade accounts receivable at June 30, 2020 and 2019, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China. The majority of the contract manufacturing is done by four vendors with one vendor representing approximately 70% of the manufacturing costs.  The Company has a long-term relationship with this vendor.  However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

17.	LEGAL MATTERS

As of June 30, 2020, the Company is involved in the following matters described below:

•	As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the year ended June 30, 2020, the Company recovered approximately $385,000 of fees and costs that were involved with the underlying efforts to enforce this portfolio. These costs primarily relate to legal fees, expenses, time and effort of its management team, and other costs involved with the underlying efforts to enforce certain aspects of its portfolio. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts may be due to third parties. The Company does not expect to incur additional fees and costs related to these lawsuits that will have a material impact to its financial statements. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

•	The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $20,000 to $200,000 and has accrued the lower amount as of June 30, 2020.

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

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.

3.4	Amendment to the By-Laws of Koss Corporation**

4.1	DESCRIPTION OF COMMON STOCK OF KOSS CORPORATION **

10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.4	1983 Incentive Stock Option Plan. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *

10.5	1990 Flexible Incentive Plan. Filed as Exhibit 25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference. *

10.6

Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. *

10.7	Credit Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.1 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.

10.8	General Business Security Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.2 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.

10.9	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.

21.1	SUBSIDIARIES OF KOSS CORPORATION **

23.1	Consent of Wipfli LLP. **

31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101

The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and , (ii) Consolidated Statements of Operations for the years ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2020 and , (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2020 and 2019 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 27, 2020
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 27, 2020
David D. Smith
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2020.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ Theodore H. Nixon
Steven A. Leveen, Director	Theodore H. Nixon, Director

/s/ William J. Sweasy
William J. Sweasy, Director