Form 10-Q
period 2020-09-30
KOSS CORP
filed 2020-11-05
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 0-3295

KOSS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-1168275
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414)  964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	KOSS	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

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

At November 2, 2020, there were 7,404,831 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2020

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,449,945	$3,999,409
Accounts receivable, less allowance for doubtful accounts of $89,747 and $74,082, respectively	3,229,028	2,317,064
Inventories, net	5,297,253	5,538,794
Prepaid expenses and other current assets	467,762	267,647
Income taxes receivable	13,143	14,622
Total current assets	12,457,131	12,137,536

Equipment and leasehold improvements, net	1,174,359	983,641

Other assets:
Operating lease right-of-use assets	2,514,263	2,582,402
Cash surrender value of life insurance	7,137,680	6,876,827
Total other assets	9,651,943	9,459,229

Total assets	$23,283,433	$22,580,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$938,955	$827,705
Accrued liabilities	849,434	580,099
Deferred revenue	544,251	423,639
Operating lease liability	279,900	276,947
Short-term debt	506,700	506,700
Total current liabilities	3,119,240	2,615,090

Long-term liabilities:
Deferred compensation	2,316,982	2,333,482
Deferred revenue	176,828	170,281
Operating lease liability	2,234,363	2,305,455
Total long-term liabilities	4,728,173	4,809,218

Total liabilities	7,847,413	7,424,308

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,404,831	37,024	37,024
Paid in capital	7,035,723	6,882,729
Retained earnings	8,363,273	8,236,345
Total stockholders' equity	15,436,020	15,156,098

Total liabilities and stockholders' equity	$23,283,433	$22,580,406

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2020	2019
Net sales	$5,208,295	$5,410,762
Cost of goods sold	3,572,067	4,063,308
Gross profit	1,636,228	1,347,454

Selling, general and administrative expenses	1,505,772	1,664,600

Income (loss) from operations	130,456	(317,146)

Interest (expense) income	(2,051)	6,397

Income (loss) before income tax provision	128,405	(310,749)

Income tax provision	1,477	—

Net income (loss)	$126,928	$(310,749)

Income (loss) per common share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted-average number of shares:
Basic	7,404,831	7,404,831
Diluted	7,408,685	7,404,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2020	2019
Operating activities:
Net income (loss)	$126,928	$(310,749)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Provision for doubtful accounts	10,698	2,584
Depreciation of equipment and leasehold improvements	74,278	94,357
Stock-based compensation expense	152,994	148,188
Deferred income taxes	—	3,319
Change in cash surrender value of life insurance	(157,285)	(144,872)
Change in deferred compensation accrual	21,000	37,016
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities:
Accounts receivable	(922,662)	520,401
Inventories	241,541	(7,331)
Prepaid expenses and other current assets	(200,115)	(97,147)
Income taxes receivable	1,479	(2,261)
Accounts payable	111,250	(864,195)
Accrued liabilities	269,335	61,102
Deferred revenue	127,159	(25,193)
Net cash (used in) operating activities	(180,900)	(622,281)

Investing activities:
Purchase of equipment and leasehold improvements	(264,996)	(163,881)
Life insurance premiums paid	(103,568)	(112,633)
Net cash (used in) investing activities	(368,564)	(276,514)

Net (decrease) in cash and cash equivalents	(549,464)	(898,795)
Cash and cash equivalents at beginning of period	3,999,409	2,228,282
Cash and cash equivalents at end of period	$3,449,945	$1,329,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	126,928	126,928
Stock-based compensation expense	—	—	152,994	—	152,994
Balance, September 30, 2020	7,404,831	$37,024	$7,035,723	$8,363,273	$15,436,020

	Three Months Ended September 30, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019	7,404,831	$37,024	6,333,135	$8,701,942	$15,072,101
Net (loss)	—	—	—	(310,749)	(310,749)
Stock-based compensation expense	—	—	148,188	—	148,188
Balance, September 30, 2019	7,404,831	$37,024	6,481,323	$8,391,193	$14,909,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2020 and 2019, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP  have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

B)    INCOME TAXES

A state tax provision of $1,477 was recorded during the three months ended September 30, 2020, for states where there is no net operating loss carryforward.  There was no state tax provision for the three months ended September 30, 2019. Utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the federal income tax expense to zero for the three months ended September 30, 2020 and 2019.  In states with net operating loss carryforward, utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the state income tax expense to zero for the three months ended September 30, 2020 and 2019.

2.    INVENTORIES

The components of inventories were as follows:

	September 30, 2020	June 30, 2020
Raw materials	$1,886,060	$1,953,031
Finished goods	5,029,164	5,149,200
Inventories, gross	6,915,224	7,102,231
Reserve for obsolete inventory	(1,617,971)	(1,563,437)
Inventories, net	$5,297,253	$5,538,794

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2020, and June 30, 2020, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. The SBA Loan funds that were disbursed on April 14, 2020, have a two-year term expiring on April 14, 2022. The SBA Loan has a principal amount of $506,700 with an interest rate of 1.0%. The Company applied for forgiveness as permitted under the PPP on August 7, 2020, for the full amount of the SBA Loan using the 24-week “Covered Period” under the PPP,  which is why the debt is classified as short-term on the consolidated balance sheet. On November 3, 2020, the Company was notified that the full principal amount of $506,700 has been forgiven (see Note 8).

4.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2020	2019
United States	$3,951,545	$4,501,312
Export	1,256,750	909,450
Net Sales	$5,208,295	$5,410,762

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $111,030 and $158,053 in the three months ended September 30, 2020 and 2019, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $808,488 as of June 30, 2019. The Company estimates that the deferred revenue performance obligations are satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Three Months Ended September 30,
	2020	2019
Numerator
Net income (loss)	$126,928	$(310,749)

Denominator
Weighted average shares, basic	7,404,831	7,404,831
Dilutive effect of stock compensation awards (1)	3,854	—
Diluted shares	7,408,685	7,404,831

Net income (loss) attributable to common shareholders per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

(1) Excludes approximately 2,750,176 and 2,775,321 weighted average stock options for the three months ended September 30, 2020 and 2019, respectively, as the impact of such awards was anti-dilutive.

6.    LEASES

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

7.    LEGAL MATTERS

As of September 30, 2020, the Company is involved in the following matters described below:

•  In July 2020, the Company filed complaints in United States District Court against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a JLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc.  The complaints allege infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts may be due to third parties. The Company does not expect to incur additional fees and costs related to these lawsuits that will have a material impact to its financial statements. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

• Early in fiscal year 2020 the Company was notified by One E-Way, Inc. that some of the Company's wireless products may infringe on certain One E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company.

The ultimate resolution of these matters is not determinable unless otherwise noted. We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving these claims against us, individually or in aggregate, will not have a material adverse impact on our Condensed Consolidated Financial Statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

8.    SUBSEQUENT EVENTS

On November 3, 2020, the Company was notified that the SBA has forgiven the SBA Loan in the amount of $506,700, which represents the full outstanding principal of the loan.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “forecasts,” “predicts,” “potential,” “continue” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 pandemic on the economy and the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry ever since. Koss markets a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. The Company operates as one business segment, as its principal business line is the design, manufacture and sale of stereo headphones and related accessories.

Results of Operations Summary

•	Net sales for the quarter ended September 30, 2020, decreased $202,467 to $5,208,295, compared to the same quarter last year.
•

Gross profit as a percent of net sales increased to 31.4% for the three months ended September 30, 2020 compared to 24.9% for the same quarter last year. Gross profit fluctuations were primarily driven by a change in the mix of business by product, customer and sales channel.  A significant factor in the three month increase was a large back-to-school sale to a domestic retailer at low margin in the quarter ended September 30, 2019.

•	Selling, general and administrative expenses for the three months ended September 30, 2020, decreased approximately 10% due to lower legal fees and employee benefits.
•	Tax expense for the three months ended September 30, 2020 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.

Financial Results

The following table presents selected financial data for the first quarter of fiscal year 2021:

	Three Months Ended
	September 30
Financial Performance Summary	2020	2019
Net sales	$5,208,295	$5,410,762
Net sales (decrease) %	(3.7)%	(6.5)%
Gross profit	$1,636,228	$1,347,454
Gross profit as % of net sales	31.4%	24.9%
Selling, general and administrative expenses	$1,505,772	$1,664,600
Selling, general and administrative expenses as % of net sales	28.9%	30.8%
Interest (expense) income	$(2,051)	$6,397
Income (loss) before income tax provision	$128,405	$(310,749)
Income (loss) before income tax as % of net sales	2.5%	(5.7)%
Income tax provision	$1,477	$—
Income tax provision as % of income (loss) before income tax	1.2%	—%

Quarter Ended September 30, 2020 Results Compared with September 30, 2019

For the three months ended September 30, 2020, net sales declined 3.7%,  primarily due to a decrease in sales to a US based mass retailer.  Sales in the export markets and other domestic markets increased.

Net sales in the domestic market were approximately $3,952,000 in the three months ended September 30, 2020, compared to approximately $4,501,000 last year. Sales to mass retail customers decreased approximately $809,000 in the three months ended September 30, 2020.   Mass retail net sales included a large back-to-school promotion in the three months ended September 30, 2019.  Sales through online channels increased significantly in the three months ended September 30, 2020.  The online sales activity was driven by the COVID-19 directives, which have caused many people to work and study remotely and have resulted in sales of communication headsets to facilitate that work and study.  Certain domestic distributors had higher sales in the three months ended September 30, 2020, due to COVID-19 related customer demand.

Export net sales increased 38% to approximately $1,257,000 for the three months ended September 30, 2020, compared to approximately $909,000 for the same period last year.  Sales to distributors in Europe were the primary drivers for the increase. A significant portion of the increase was related to introduction of new products as well as increased sales of headphones used for working and studying remotely.

Gross profit increased to 31.4% for the three months ended September 30, 2020, compared to 24.9% for the three months ended September 30, 2019.  The higher gross profit in the current year was largely due to the promotional back-to-school sale to a domestic mass retail customer at very low margin in the three months ended September 30, 2019. In addition, sales in the current quarter reflected a much more favorable mix of sales by market and product.

Selling, general and administrative expenses for the three months ended September 30, 2020, decreased approximately $159,000 or 9.5% compared to the prior year period.  The primary factors were a decrease in legal and professional fees of approximately $87,000 and a decrease in employee benefit costs of approximately $47,000.  The legal and professional fees decrease was caused by lower legal and professional fees related to the Company's intellectual property portfolio.  The employee benefit costs were lower due to a decrease in the Company’s matching contributin for its 401(k) plan.

Income tax expense for the three months ended September 30, 2020, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three months ended September 30, 2020 and 2019. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the approximately $897,000 of federal net operating loss carryforwards.

As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful.  Additionally, in the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts may be due to third parties.

The Company believes that it’s financial position remains strong. The Company had $3.4 million of cash and available credit facilities of $5.0 million on September 30, 2020.

COVID-19 Impact

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being executed to maintain supply of the Company’s products to our customers throughout the world.

The Company’s financial results for the quarter ended September 30, 2020 were positively impacted by the demand for specific communication headphones as more people were working from home and studying online due to COVID-19 related directives.  The increased domestic sales for these specific products in the quarter ended September 30, 2020 resulted in shortages of certain products, which will take a couple months to replenish.  However, certain retail businesses throughout the Company’s markets have seen continued disruption.  This has resulted in a decline in business across our markets with the exception of online retail.  The Company expects these negative sales impacts to continue until markets re-open and consumer spending returns to normal.

The magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be heavily determined by the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2020 and 2019:

Total cash (used in):	2020	2019
Operating activities	$(180,900)	$(622,281)
Investing activities	(368,564)	(276,514)
Financing activities	—	—
Net (decrease) in cash and cash equivalents	$(549,464)	$(898,795)

Operating Activities

The increase in accounts receivable and prepaid assets were the driving factors for the increase in cash used in operating activities during the three months ended September 30, 2020.  The impact of these factors was partially offset by an increase in accounts payable and accrued liabilities as well as a decrease in inventories.

Investing Activities

Cash used in investing activities was higher for the three months ended September 30, 2020, as the Company had increased expenditures for leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2021, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $600,000.  The Company expects to generate sufficient cash flow through operations or through the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

As of September 30, 2020, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended September 30, 2020 or 2019 under the stock repurchase program. No stock options were exercised in the quarters ended September 30, 2020 or 2019.

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

Credit Facility and SBA Loan

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2020, and June 30, 2020, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. The SBA Loan funds that were disbursed on April 14, 2020, have a two-year term expiring on April 14, 2022. The SBA Loan has a principal amount of $506,700 with an interest rate of 1.0%. The Company applied for forgiveness as permitted under the PPP on August 7, 2020, of the full amount of the SBA Loan using the 24-week “Covered Period” under the PPP. The Company expects that the full principal amount of the loan will be forgiven. On November 3, 2020, the Company was notified that the full principal amount of $506,700 has been forgiven.

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

Off-Balance Sheet Transactions

At September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were effective.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on August 27, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2020, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30, 2020	—	$—	—	$2,139,753

(1)    In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2020.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2020 and 2019 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	November 5, 2020
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	November 5, 2020
David D. Smith
Chief Financial Officer
Principal Accounting Officer