Form 10-Q
period 2020-12-31
KOSS CORP
filed 2021-01-29
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2020

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

At January 27, 2021, there were 7,616,219 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,394,719	$3,999,409
Accounts receivable, less allowance for doubtful accounts of $61,099 and $74,082, respectively	2,543,046	2,317,064
Inventories, net	5,803,014	5,538,794
Prepaid expenses and other current assets	403,126	267,647
Income taxes receivable	10,603	14,622
Total current assets	13,154,508	12,137,536

Equipment and leasehold improvements, net	1,204,641	983,641

Other assets:
Operating lease right-of-use assets	2,445,397	2,582,402
Cash surrender value of life insurance	7,139,078	6,876,827
Total other assets	9,584,475	9,459,229

Total assets	$23,943,624	$22,580,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,110,240	$827,705
Accrued liabilities	1,054,580	580,099
Deferred revenue	641,215	423,639
Operating lease liability	282,885	276,947
Short-term debt	—	506,700
Total current liabilities	3,088,920	2,615,090

Long-term liabilities:
Deferred compensation	2,316,482	2,333,482
Deferred revenue	185,118	170,281
Operating lease liability	2,162,513	2,305,455
Total long-term liabilities	4,664,113	4,809,218

Total liabilities	7,753,033	7,424,308

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 7,447,489 and 7,404,831, respectively	37,237	37,024
Paid in capital	7,281,190	6,882,729
Retained earnings	8,872,164	8,236,345
Total stockholders' equity	16,190,591	15,156,098

Total liabilities and stockholders' equity	$23,943,624	$22,580,406

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net sales	$4,929,789	$4,162,659	$10,138,084	$9,573,421
Cost of goods sold	3,311,892	2,798,572	6,883,960	6,861,880
Gross profit	1,617,897	1,364,087	3,254,124	2,711,541

Selling, general and administrative expenses	1,615,824	1,586,705	3,121,595	3,251,305

Income (loss) from operations	2,073	(222,618)	132,529	(539,764)

Other income	506,700	—	506,700	—
Interest income	2,660	6,927	609	13,324

Income (loss) before income tax provision	511,433	(215,691)	639,838	(526,440)

Income tax provision	2,543	22	4,019	22

Net income (loss)	$508,890	$(215,713)	$635,819	$(526,462)

Income (loss) per common share:
Basic	$0.07	$(0.03)	$0.09	$(0.07)
Diluted	$0.07	$(0.03)	$0.09	$(0.07)

Weighted-average number of shares:
Basic	7,405,758	7,404,831	7,405,295	7,404,831
Diluted	7,453,450	7,404,831	7,424,239	7,404,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2020	2019
Operating activities:
Net income (loss)	$635,819	$(526,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	8,108	(13,338)
Depreciation of equipment and leasehold improvements	153,559	189,138
Stock-based compensation expense	309,756	284,894
Deferred income taxes	—	11,650
Change in cash surrender value of life insurance	(158,521)	(145,605)
Change in deferred compensation accrual	58,000	37,016
Deferred compensation paid	(75,000)	(75,000)
Other income - SBA loan forgiveness	(506,700)	—
Net changes in operating assets and liabilities:
Accounts receivable	(234,090)	1,200,714
Inventories	(264,220)	150,137
Prepaid expenses and other current assets	(135,479)	(100,724)
Income taxes receivable	4,019	(10,569)
Accounts payable	282,535	(607,099)
Accrued liabilities	474,481	111,312
Deferred revenue	232,413	(153,076)
Net cash provided by operating activities	784,680	352,988

Investing activities:
Purchase of equipment and leasehold improvements	(374,558)	(239,392)
Life insurance premiums paid	(103,730)	(112,794)
Net cash (used in) investing activities	(478,288)	(352,186)

Financing activities:
Proceeds from exercise of stock options	88,918	—
Net cash provided by financing activities	88,918	—

Net increase in cash and cash equivalents	395,310	802
Cash and cash equivalents at beginning of period	3,999,409	2,228,282
Cash and cash equivalents at end of period	$4,394,719	$2,229,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	635,819	635,819
Stock-based compensation expense	—	—	309,756	—	309,756
Stock option exercises	42,658	213	88,705	—	88,918
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591

	Six Months Ended December 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	—	—	—	(526,462)	(526,462)
Stock-based compensation expense	—	—	284,894	—	284,894
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533

	Three Months Ended December 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2020	7,404,831	$37,024	$7,035,723	$8,363,274	$15,436,021
Net income	—	—	—	508,890	508,890
Stock-based compensation expense	—	—	156,762	—	156,762
Stock option exercises	42,658	213	88,705	—	88,918
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591

	Three Months Ended December 31, 2019
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2019	7,404,831	$37,024	$6,481,323	$8,391,193	$14,909,540
Net (loss)	—	—	—	(215,713)	(215,713)
Stock-based compensation expense	—	—	136,706	—	136,706
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2020, the condensed consolidated statements of operations for the three and six months ended December 31, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended December 31, 2020 and 2019, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2020 and 2019, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    INCOME TAXES

A state tax provision of $2,543 and $4,019 was recorded for the three and six months ended December 31, 2020,  respectively, for states where there is no net operating loss carryforward.  For the three and six months ended December 31, 2019, the state tax provision was $22.    In states with net operating loss carryforwards, utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the state income tax expense to zero for the three and six months ended December 31, 2020 and 2019.    Utilization of net operating tax carryforwards and a full valuation allowance against deferred tax assets reduced the federal income tax expense to zero for the three and six months ended December 31, 2020 and 2019.

C)   OTHER INCOME

On November 3, 2020, the Company was notified that the full $506,700 of the SBA Loan (see Note 3) was forgiven.  The loan forgiveness has been treated as other income and shown as a separate line on the Condensed Consolidated Statements of Operations.  The Company followed the debt and debt extinguishment accounting model for the SBA Loan forgiveness.

2.    INVENTORIES

The components of inventories were as follows:

	December 31, 2020	June 30, 2020
Raw materials	$1,914,825	$1,953,031
Finished goods	5,514,332	5,149,200
Inventories, gross	7,429,157	7,102,231
Reserve for obsolete inventory	(1,626,143)	(1,563,437)
Inventories, net	$5,803,014	$5,538,794

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility.  On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2020, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2020, and June 30, 2020, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") for $506,700 under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. On November 3, 2020, the Company was notified that the full principal amount of $506,700 has been forgiven and is recorded as other income in the Condensed Consolidated Statement of Operations.

4.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
United States	$3,652,303	$3,101,873	$7,598,576	$7,642,012
Export	1,277,486	1,060,786	2,539,508	1,931,409
Net Sales	$4,929,789	$4,162,659	$10,138,084	$9,573,421

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $200,424 and $278,577 in the six months ended December 31, 2020 and 2019, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $808,488 as of June 30, 2019. The Company estimates that the deferred revenue performance obligations are satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator
Net income (loss)	$508,890	$(215,713)	$635,819	$(526,462)

Denominator
Weighted average shares, basic	7,405,758	7,404,831	7,405,295	7,404,831
Dilutive effect of stock compensation awards (1)	47,692	—	18,944	—
Diluted shares	7,453,450	7,404,831	7,424,239	7,404,831

Net income (loss) attributable to common shareholders per share:
Basic	$0.07	$(0.03)	$0.09	$(0.07)
Diluted	$0.07	$(0.03)	$0.09	$(0.07)

(1) Excludes approximately 2,490,061 and 2,842,875 weighted average stock options for the three months ended December 31, 2020 and 2019, respectively, as the impact of such awards was anti-dilutive. For the six months ended December 31, 2020 and 2019,  2,564,584 and 2,809,098 weighted average stock options were excluded, respectively.

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

7.    LEGAL MATTERS

As of December 31, 2020, the Company is involved in the following matters described below:

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

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company developed stereo headphones in 1958 and has been recognized as a leader in the industry ever since. Koss markets a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. The Company operates as one business segment, as its principal business line is the design, manufacture and sale of stereo headphones and related accessories.

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2020	2019	2020	2019
Net sales	$4,929,789	$4,162,659	$10,138,084	$9,573,421
Net sales increase (decrease) %	18.4%	(23.1)%	5.9%	(14.5)%
Gross profit	$1,617,897	$1,364,087	$3,254,124	$2,711,541
Gross profit as % of net sales	32.8%	32.8%	32.1%	28.3%
Selling, general and administrative expenses	$1,615,824	$1,586,705	$3,121,595	$3,251,305
Selling, general and administrative expenses as % of net sales	32.8%	38.1%	30.8%	34.0%
Interest income	$2,660	$6,927	$609	$13,324
Other income	$506,700	—	506,700	—
Income (loss) before income tax provision	$511,433	$(215,691)	$639,838	$(526,440)
Income (loss) before income tax as % of net sales	10.4%	(5.2)%	6.3%	(5.5)%
Income tax provision	$2,543	$22	$4,019	$22
Income tax provision as % of income (loss) before income tax	0.5%	(0.0)%	0.6%	(0.0)%

2020 Results Compared with 2019

(comments refer to both the three and six month periods ended December 31unless otherwise noted)

For the three and six months ended December 31, 2020, net sales increased 18.4% and 5.9%, respectively.  This improvement in net sales was driven by increased sales to certain US distributors, acceleration of online sales and increased sales in Europe.

Net sales in the domestic market were approximately $3,652,000 in the three months ended December 31, 2020, compared to approximately $3,102,000 in the prior year period.  Domestic net sales were approximately $7,599,000 in the six months ended December 31, 2020 compared to $7,642,000 in the prior year period.  Growth in the online sales channels and certain US-based distributors increased while sales in the mass retail and educational channels declined.  Sales through online channels increased by approximately 2.5 times compared to the prior year three month and six month periods.  The online sales activity was driven by COVID-19 directives, which have caused many people to work and study remotely and have resulted in sales of communication headsets to facilitate that work and study.  Certain domestic distributors had higher sales due to COVID-19 related customer demand.  Sales to mass retail customers decreased due to reduced product placement.  In addition, mass retail net sales included a large back-to-school promotion in the six months ended December 31, 2019 that did not take place in 2020.  Net sales in the educational markets, which primarily are driven by the need for headphones in testing services, declined as a result of timing of shipments.  There were large shipments at the end of our fiscal year ended June 30, 2020.

Export net sales increased 20.4% to approximately $1,277,000 for the three months ended December 31, 2020, compared to approximately $1,061,000 for the same period last year.  Net sales to export markets were approximately $2,539,000 in the six months ended December 31, 2020 compared to $1,931,000 in the prior year period.  Sales to distributors in Europe were the primary drivers for the increase. A significant portion of the increase was related to introduction of new products as well as increased sales of headphones used for working and studying remotely.

Gross profit increased to 32.1% for the six months ended December 31, 2020, compared to 28.3% for the six months ended December 31, 2019.  Sales in the current year reflected a much more favorable mix by markets and products.  The higher gross profit in the current year was partially due to the promotional back-to-school sale to a domestic mass retail customer at very low margin in the six months ended December 31, 2019.

Selling, general and administrative expenses for the three months ended December 31, 2020, increased approximately $29,000 or 1.8% compared to the prior year period.  The primary factors  were an increase in employee compensation costs, deferred compensation expenses and general insurance.  These costs were partially offset by lower legal expenses.

For the six months ended December 31, 2020, selling, general and administrative expenses decreased 4% or approximately $129,000 compared to the same period last year.  Lower legal expenses were partially offset by higher general insurance premiums.

Income tax expense for the three and six months ended December 31, 2020, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three and six months ended December 31, 2020 and 2019. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the approximately $897,000 of federal net operating loss carryforwards.

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

The Company believes that its financial position remains strong. The Company had $4.3 million of cash and available credit facilities of $5.0 million on December 31, 2020.

COVID-19 Impact

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being executed to maintain supply of the Company’s products to our customers throughout the world.

The Company’s financial results for the quarter ended December 31, 2020 were positively impacted by the demand for specific communication headphones as more people were working from home and studying online due to COVID-19 related directives.  The increased domestic sales for these specific products in the quarter ended December 31, 2020 resulted in shortages of certain products, which will take a couple months to replenish.  However, certain retail businesses throughout the Company’s markets have seen continued disruption.  This has resulted in a decline in business across our markets with the exception of online retail.  The Company expects these negative sales impacts to continue until markets re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be heavily determined by the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy.

The Company’s supply chain is primarily in southern China.  This portion of the Company's supply chain was disrupted early in the quarter ended March 31, 2020.  Until recently, these disruptions had little on-going impact.  In the most recent quarter, the Company began  experiencing extended lead times caused by shortages of ceratin key components.  There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

To protect the safety, health and well-being of employees, customers, and suppliers the Company continues to implement several preventive measures while also meeting the needs of global customers. They include increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, holding certain events virtually and limitations on visitor access to facilities.

The Company is committed to continuing to execute these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2020 and 2019:

Total cash provided by (used in):	2020	2019
Operating activities	$784,680	$352,988
Investing activities	(478,288)	(352,186)
Financing activities	88,918	—
Net increase in cash and cash equivalents	$395,310	$802

Operating Activities

The increase in income from operations was the driving factor for the increase in cash provided by operating activities during the six months ended December 31, 2020.  The impact of the increased income from operations was partially offset by a decrease in the net changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities was higher for the six months ended December 31, 2020, as the Company had increased expenditures for leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2021, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $600,000.  The Company expects to generate sufficient cash flow through operations or through the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

As of December 31, 2020, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended December 31, 2020 or 2019 under the stock repurchase program. Cash provided in 2020 was from stock options exercised which resulted in the issuance of 42,658 shares of common stock. No stock options were exercised in 2019.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of December 31, 2020, and June 30, 2020, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on August 27, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.  There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2020, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - December 31, 2020	—	$—	—	$2,139,753

(1)

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2020.

Item 5.     Other Information

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 1.01 thereof.

On January 28, 2021, the Company and Town Bank (“Lender”) entered into the First Amendment to Revolving Credit Agreement (the "Amendment"), which amended the Credit Agreement between the Company and the Lender dated May 14, 2019 (the “Credit Agreement”).  The Amendment extended the expiration date of the Credit Agreement to October 31, 2022 and changed the interest rate to Wall Street Journal Prime less 1.50%. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1	First Amendment to Revolving Credit Agreement, dated January 28, 2021, by and between the Company and Town Bank *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2020 and 2019 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 29, 2021
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	January 29, 2021
David D. Smith
Chief Financial Officer
Principal Accounting Officer