Form 10-Q
period 2021-03-31
KOSS CORP
filed 2021-05-13
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2021

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

At May 10, 2021, there were 8,516,823 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,028,952	$3,999,409
Accounts receivable, less allowance for doubtful accounts of $50,555 and $74,082, respectively	1,961,704	2,317,064
Inventories, net	6,857,171	5,538,794
Prepaid expenses and other current assets	480,129	267,647
Income taxes receivable	10,554	14,622
Total current assets	15,338,510	12,137,536

Equipment and leasehold improvements, net	1,307,307	983,641

Other assets:
Operating lease right-of-use assets	2,375,797	2,582,402
Cash surrender value of life insurance	7,150,681	6,876,827
Total other assets	9,526,478	9,459,229

Total assets	$26,172,295	$22,580,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$950,303	$827,705
Accrued liabilities	811,014	580,099
Deferred revenue	568,177	423,639
Operating lease liability	285,901	276,947
Short-term debt	—	506,700
Total current liabilities	2,615,395	2,615,090

Long-term liabilities:
Deferred compensation	2,393,982	2,333,482
Deferred revenue	175,784	170,281
Operating lease liability	2,089,896	2,305,455
Total long-term liabilities	4,659,662	4,809,218

Total liabilities	7,275,057	7,424,308

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 8,516,823 and 7,404,831, respectively	42,584	37,024
Paid in capital	10,456,658	6,882,729
Retained earnings	8,397,996	8,236,345
Total stockholders' equity	18,897,238	15,156,098

Total liabilities and stockholders' equity	$26,172,295	$22,580,406

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Net sales	$3,987,452	$4,789,441	$14,125,537	$14,362,862
Cost of goods sold	2,569,900	3,199,665	9,453,860	10,061,544
Gross profit	1,417,552	1,589,776	4,671,677	4,301,318

Selling, general and administrative expenses	2,271,615	1,687,676	5,393,211	4,938,983

(Loss) income from operations	(854,063)	(97,900)	(721,534)	(637,665)

Other income	378,805	—	885,505	—
Interest income	1,139	6,631	1,748	19,955

(Loss) income before income tax provision	(474,119)	(91,269)	165,719	(617,710)

Income tax provision	49	6,104	4,068	6,125

Net (loss) income	$(474,168)	$(97,373)	$161,651	$(623,835)

(Loss) income per common share:
Basic	$(0.06)	$(0.01)	$0.02	$(0.08)
Diluted	$(0.06)	$(0.01)	$0.02	$(0.08)

Weighted-average number of shares:
Basic	8,100,730	7,404,831	7,633,722	7,404,831
Diluted	8,100,730	7,404,831	9,188,002	7,404,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2021	2020
Operating activities:
Net income (loss)	$161,651	$(623,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	(171)	(8,938)
Depreciation of equipment and leasehold improvements	222,998	258,401
Stock-based compensation expense	464,032	428,228
Deferred income taxes	—	13,276
Change in cash surrender value of life insurance	(169,963)	(156,398)
Change in deferred compensation accrual	173,000	37,016
Deferred compensation paid	(112,500)	(112,500)
Other income - SBA loan forgiveness	(506,700)	—
Net changes in operating assets and liabilities:
Accounts receivable	355,531	110,705
Inventories	(1,318,377)	1,859,887
Prepaid expenses and other current assets	(212,482)	(254,612)
Income taxes receivable	4,068	35,426
Accounts payable	122,598	(1,027,292)
Accrued liabilities	230,915	(15,616)
Deferred revenue	150,041	(203,960)
Net cash (used in) provided by operating activities	(435,359)	339,788

Investing activities:
Purchase of equipment and leasehold improvements	(546,664)	(391,151)
Life insurance premiums paid	(103,891)	(112,956)
Net cash (used in) investing activities	(650,555)	(504,107)

Financing activities:
Proceeds from exercise of stock options	3,115,457	—
Net cash provided by financing activities	3,115,457	—

Net increase (decrease) in cash and cash equivalents	2,029,543	(164,319)
Cash and cash equivalents at beginning of period	3,999,409	2,228,282
Cash and cash equivalents at end of period	$6,028,952	$2,063,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	161,651	161,651
Stock-based compensation expense	—	—	464,032	—	464,032
Stock option exercises	1,111,992	5,560	3,109,897	—	3,115,457
Balance, March 31, 2021	8,516,823	$42,584	$10,456,658	$8,397,996	$18,897,238

	Nine Months Ended March 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	—	—	—	(623,835)	(623,835)
Stock-based compensation expense	—	—	428,228	—	428,228
Balance, March 31, 2020	7,404,831	$37,024	$6,761,363	$8,078,107	$14,876,494

	Three Months Ended March 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591
Net (loss)	—	—	—	(474,168)	(474,168)
Stock-based compensation expense	—	—	154,275	—	154,275
Stock option exercises	1,069,334	5,347	3,021,193	—	3,026,540
Balance, March 31, 2021	8,516,823	$42,584	$10,456,658	$8,397,996	$18,897,238

	Three Months Ended March 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2019	7,404,831	$37,024	$6,618,029	$8,175,480	$14,830,533
Net (loss)	—	—	—	(97,373)	(97,373)
Stock-based compensation expense	—	—	143,334	—	143,334
Balance, March 31, 2020	7,404,831	$37,024	$6,761,363	$8,078,107	$14,876,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2021 and June 30, 2020, the condensed consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended March 31, 2021 and 2020,  and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2021 and 2020, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.    In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    INCOME TAXES

A state tax provision of $49 and $4,068 was recorded for the three and nine months ended March 31, 2021,  respectively, for states where there is no net operating loss carryforward.  For the three and nine months ended March 31, 2020, the state tax provision was $6,104 and $6,125, respectively.    The federal income tax expense was zero for the three and nine months ended March 31, 2021 and 2020.

In the three months ended March 31, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $29,300,000.  The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2021, which will be carried forward to future tax years.  The expected tax loss carryforward will create a deferred tax asset of approximately $7,400,000.  The future realization of this deferred tax asset is uncertain.  The valuation allowance was increased to fully offset the deferred tax asset.

C)   OTHER INCOME

On November 3, 2020, the Company was notified that the full $506,700 of the SBA Loan (see Note 3) was forgiven.  The loan forgiveness has been treated as other income and shown as a separate line on the Condensed Consolidated Statements of Operations.  The Company followed the debt and debt extinguishment accounting model for the SBA Loan forgiveness.

In the three months ended March 31, 2021, the Company received

$378,805 from a director in settlement of a short sale under Rule 144.

2.    INVENTORIES

The components of inventories were as follows:

	March 31, 2021	June 30, 2020
Raw materials	$1,947,044	$1,953,031
Finished goods	6,547,993	5,149,200
Inventories, gross	8,495,037	7,102,231
Reserve for obsolete inventory	(1,637,866)	(1,563,437)
Inventories, net	$6,857,171	$5,538,794

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility.  On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2021, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2021, and June 30, 2020, there were no outstanding borrowings on the facility.

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

4.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
United States	$2,693,041	$4,227,492	$10,291,957	$11,869,459
Export	1,294,411	561,949	3,833,580	2,493,403
Net Sales	$3,987,452	$4,789,441	$14,125,537	$14,362,862

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $271,179 and $367,198 in the nine months ended March 31, 2021 and 2020, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $808,488 as of June 30, 2019. The Company estimates that the deferred revenue performance obligations are satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(474,168)	$(97,373)	$161,651	$(623,835)

Denominator
Weighted average shares, basic	8,100,730	7,404,831	7,633,722	7,404,831
Dilutive effect of stock compensation awards (1)	—	—	1,554,280	—
Diluted shares	8,100,730	7,404,831	9,188,002	7,404,831

Net (loss) income attributable to common shareholders per share:
Basic	$(0.06)	$(0.01)	$0.02	$(0.08)
Diluted	$(0.06)	$(0.01)	$0.02	$(0.08)

(1) Excludes approximately 2,226,184 and 2,802,765 weighted average stock options for the three months ended March 31, 2021 and 2020, respectively, as the impact of such awards was anti-dilutive. For the nine months ended March 31, 2021 and 2020,  0 and 2,807,002 weighted average stock options were excluded, respectively.

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

7.    LEGAL MATTERS

As of March 31, 2021, the Company is involved in the following matters described below:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “aims,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “thinks,” “may,” “will,” “shall,” “should,” “could,” “would,” “forecasts,” “predicts,” “potential,” “continue” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2021	2020	2021	2020
Net sales	$3,987,452	$4,789,441	$14,125,537	$14,362,862
Net sales (decrease) %	(16.7)%	(1.5)%	(1.7)%	(10.5)%
Gross profit	$1,417,552	$1,589,776	$4,671,677	$4,301,318
Gross profit as % of net sales	35.6%	33.2%	33.1%	29.9%
Selling, general and administrative expenses	$2,271,615	$1,687,676	$5,393,211	$4,938,983
Selling, general and administrative expenses as % of net sales	57.0%	35.2%	38.2%	34.4%
Interest income	$1,139	$6,631	$1,748	$19,955
Other income	$378,805	—	885,505	—
(Loss) income before income tax provision	$(474,119)	$(91,269)	$165,719	$(617,710)
(Loss) income before income tax as % of net sales	(11.9)%	(1.9)%	1.2%	(4.3)%
Income tax provision	$49	$6,104	$4,068	$6,125
Income tax provision as % of (loss) income before income tax	(0.0)%	(6.7)%	2.5%	(1.0)%

2021 Results Compared with 2020

For the three and nine months ended March 31, 2021, net sales decreased 16.7% and 1.7%, respectively.  The decrease in net sales was driven by decreased sales to mass retail customers in the US.  Improved sales to export distrbutors offset a portion of the US mass retail declines.

Net sales in the domestic market were approximately $2,693,000 in the three months ended March 31, 2021, compared to approximately $4,227,000 in the prior year period.  Sales to mass retail customers decreased due to reduced product placement.  Net sales to certain distrbutors were negatively impacted in the quarter ended March 31, 2021 due to timing of shipments and sales recognition that was delayed until the fiscal fourth quarter.  In March 2020, there was a surge in demand as pandemic related shutdowns took place causing many people to work and study remotely.  Current year comparisons to the three months ended March 31, 2020, show declines in several channels due to the strength in last year’s numbers.  The Company made the final shipment of a non Koss branded product to a mass retailer in the US during the quarter ended March 31, 2021.  The loss of net sales for this product will likely increase margins since it had very low margins compared to other products.

Domestic net sales were approximately $10,292,000 in the nine months ended March 31, 2021 compared to $11,870,000 in the prior year period.  Sales to mass retail customers decreased due to reduced product placement.  In addition, mass retail net sales included a large back-to-school promotion in the nine months ended March 31, 2020 that did not take place in 2021.  The other declines were in the educational markets and sales to online retailers.  Net sales in the educational markets, which primarily are driven by the need for headphones in testing services, declined as a result of timing of shipments, as there were large shipments at the end of our fiscal quarter ended June 30, 2020.  Sales in educational markets also decreased during the nine months ended March 31, 2021 compared to the prior year period due to many schools closing as a result of the pandemic.  Sales through online retailers declined as the Company shifts to more Amazon Seller Central.  These were partially offset by growth in the Company Direct to Consumer (“DTC”) online sales channels and certain US-based distributors.  Sales through DTC online channels increased by approximately 2.5 times compared to the prior year period.  The online sales activity was driven by COVID-19 directives, which have caused many people to work and study remotely and have resulted in sales of communication headsets to facilitate that work and study.  Certain domestic distributors had higher sales due to COVID-19 related customer demand.

Export net sales more than doubled to approximately $1,294,000 for the three months ended March 31, 2021, compared to approximately $562,000 for the same period last year.  Net sales to export markets were approximately $3,834,000 in the nine months ended March 31, 2021 compared to $2,493,000 in the prior year period.  Sales to distributors in Europe were the primary drivers for the increase. A significant portion of the increase was related to introduction of new products as well as increased sales of headphones used for working and studying remotely.

Gross profit increased to 33.1% for the nine months ended March 31, 2021, compared to 29.9% for the nine months ended March 31, 2020.  Sales in the current year reflect more favorable mix by markets and products.  The higher gross profit in the current year was partially due to the promotional back-to-school sale to a domestic mass retail customer at very low margins in the nine months ended March 31, 2020 that was recognized in the current year.

Selling, general and administrative expenses for the three months ended March 31, 2021, increased 34.6% or approximately $584,000 to approximately $2,272,000.  For the nine months ended March 31, 2021, selling, general and administrative expenses increased 9.2% or approximately $454,000 compared to the same period last year.  The primary factor was employer taxes on stock option exercises of approximately $544,000 in the three months ended March 31, 2021.  There was also increased deferred compensation expenses.  These costs were partially offset by lower legal expenses and a reduction in the 401k company match.

Income tax expense for the three and nine months ended March 31, 2021, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three and nine months ended March 31, 2021 and 2020. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2020, plus the additional federal net operating loss carryforward of approximately $7,400,000 generated by the deductible compensation expense on stock option exercises.

In the three months ended March 31, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $29,300,000.  The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2021, which will be carried forward to future tax years.  The expected tax loss carryforward will create a deferred tax asset of approximately $7,400,000.  The future realization of this deferred tax asset is uncertain.  The valuation allowance was increased to fully offset the deferred tax asset.

As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful.  Additionally, in the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties.

The Company believes that its financial position remains strong. The Company had $6.0 million of cash and cash equivalents and available credit facilities of $5.0 million at March 31, 2021.

COVID-19 Impact

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world.

The Company continued to see strong demand in the quarter ended March 31, 2021 for specific communication headphones as people continued to work from home and studied online due to COVID-19 related directives.  However, certain retail businesses throughout the Company’s markets, particularly in certain European markets, have seen continued disruption.  This has resulted in a decline in business across our markets with the exception of online retail.  The Company expects these negative sales impacts to continue until markets re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy.  Many European countries continued to have lockdowns in the three months ended March 31, 2021, which negatively impacted sales into those countries.

The Company’s supply chain is primarily in southern China.  This portion of the Company's supply chain was disrupted early in the quarter ended March 31, 2020.  Until recently, these disruptions had little on-going impact.  In the past six months, the Company began  experiencing issues related to the availability of containers and routing to move products in a time efficient manner.  There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2021 and 2020:

Total cash provided by (used in):	2021	2020
Operating activities	$(435,359)	$339,788
Investing activities	(650,555)	(504,107)
Financing activities	3,115,457	—
Net increase (decrease) in cash and cash equivalents	$2,029,543	$(164,319)

Operating Activities

The investment in inventories was the driving factor for the decrease in cash provided by operating activities during the nine months ended March 31, 2021.  This inventory investment was made to ensure availability of communication headphones and to provide better inventory positions on key products to mitigate the impacts of supply chain disruptions.

Investing Activities

Cash used in investing activities was higher for the nine months ended March 31, 2021, as the Company had increased expenditures for a new operating system, leasehold improvements and for tooling related to new product introductions. During the fiscal year ending June 30, 2021, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $700,000.  The Company expects to generate sufficient cash flow from operations or from the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

In the nine months ended March 31, 2021, an aggregate of 1,111,992 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan and the 1990 Flexible Incentive Plan.  The cash provided from these stock option exercises was approximately $3.1 million.  No stock options were exercised in 2020.

As of March 31, 2021, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended March 31, 2021 or 2020 under the stock repurchase program.

Liquidity

The Company's capital expenditures are primarily for leasehold improvements and tooling. Additionally, in the nine months ended March 31, 2021, the Company implemented and capitalized a new integrated cloud-based operating system.  In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company believes that cash generated from operations, together with cash reserves and available borrowings, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months following the date of this Quarterly Report on Form 10-Q and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%.  The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of March 31, 2021, and June 30, 2020, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2)  such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on August 27, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.  Except as described below, there have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Risks Related to Our Commmon Stock

Our stock price and trading volume has recently been extremely volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects and, as a result, investors in our common stock could incur substantial losses.

Our stock price has recently been extremely volatile and may be volatile in the future. By way of example, on January 22, 2021, the price of our common stock closed at $3.34 per share, on January 29, 2021, our stock price closed at $64.00 per share with no discernible material announcements or developments relating to our operations. On January 28, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $25.00 and a reported high sales price of $127.45. Additionally, the trading volume in shares of our common stock during the three months ended March 31, 2021 ranged from a low of 26,200 shares on January 14, 2021 to a high of 60.2 million on March 10, 2021. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock.

Recently, securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. A large proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Stockholders that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Future sales of a substantial amount of our common stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2021, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31, 2021	—	$—	—	$2,139,753

(1)

In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2021.

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
10.1

First Amendment to Revolving Credit Agreement, dated January 28, 2021, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on January 29, 2021 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2021 and 2020 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 13, 2021
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	May 13, 2021
David D. Smith
Chief Financial Officer
Principal Accounting Officer