Form 10-K
period 2021-06-30
KOSS CORP
filed 2021-08-20
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3295

KOSS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1168275
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4129 North Port Washington Avenue, Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value per share	KOSS	NASDAQ Capital Market

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2020, was approximately $15,072,897 (based on the $3.44 per share closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2020).

On August 16, 2021, there were 8,673,706 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2021

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns), the effects of the COVID-19 pandemic on the economy and the Company’s operations, borrowing costs, changes in tax rates, volatility in the price and trading volume of our common stock, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

PART I

ITEM 1.    BUSINESS

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its subsidiaries, Koss Corp B.V. and Koss U.K. Limited. Koss Corporation was incorporated in Delaware in 1971. It formed Koss Corp B.V. and Koss U.K. Limited to comply with certain European Union ("EU") requirements. Koss U.K. Limited is maintained to comply with certain U.K. requirements.

The Company operates in the audio/video industry segment of the home entertainment and communication industry through its design, manufacture and sale of stereo headphones and related accessory products.  The Company reports its results as a single reporting segment, as the Company’s only business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through U.S. distributors, international distributors, audio specialty stores, the internet, national retailers, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label.  The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products.  As of June 30, 2021, the Company had approximately 105 domestic dealers and its products were carried in approximately 7,400 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia. The Company utilizes independent distributors in several foreign countries.

Approximately 70% of the Company’s fiscal year 2021 sales were from stereo headphones used for listening to music.  The remaining approximately 30% of the Company's sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers ("OEM"). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers.  There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

The Company sources complete stereo headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce stereo headphones at its plant in Milwaukee, Wisconsin. Management believes that it has sources of complete stereo headphones and raw materials that are adequate for its needs.

There are no employment or compensation commitments between the Company and its dealers.  The Company has contracted several independent manufacturers’ representatives as part of its distribution efforts.  The Company typically signs one year contracts with these manufacturers’ representatives.  The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958.  The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia.  As of June 30, 2021, the Company had 433 trademarks registered in 90 countries around the world and 150 patents in 25 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products.  The Company also holds many design patents that protect the unique visual appearance of some of its products.  These trademarks and patents are important to differentiate the Company from its competitors.  Certain of the Company’s trademarks are of material value and importance to the conduct of its business.  The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones have recently increased throughout the year.  Management believes that the Company's business and industry segment are no longer seasonal as evidenced by the fact that the Company’s net sales for the last couple of years, including the year ended June 30, 2021, were almost equally split between the first and second halves of the year.  Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products.  Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers.  From time to time, although rarely, the Company may extend payment terms to its customers for a special promotion.  For instance, the Company has in the past offered a 90-120 day payment period for certain customers, such as computer retailers and office supply stores.  Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.  The Company’s backlog of orders as of June 30, 2021, is not significant in relation to net sales during fiscal year 2021 or projected fiscal year 2022 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, and to listen to other audio related media.  The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world.  Additionally, the Company fills direct-to-consumer orders on its website. The Company markets its products through approximately 7,400 domestic retail outlets and numerous retailers worldwide.  The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years.  In the year ended June 30, 2021, the Company’s largest customer was Ingram Micro. In the year ended June 30, 2020, the largest customer was Walmart. The Company’s sales to Ingram Micro, were approximately 18% and 10% of net sales in fiscal year 2021 and 2020, respectively.  Walmart sales were approximately 6% and 18% of net sales in fiscal year 2021 and 2020, respectively. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products.  Loss of retailers and distributors means loss of product placement.  The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores.  Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations.  The Company’s five largest customers (including Ingram Micro in both years) accounted for approximately 48% of net sales in both fiscal years 2021 and 2020.

COMPETITION

The Company focuses on the stereo headphone industry.  In the stereo headphone market, the Company competes directly primarily with approximately six major competitors, several of which are large and diversified and have greater total assets and resources than the Company.  The extent to which retailers and consumers view the Company as an innovative vendor of high quality stereo headphone products, and a provider of excellent after-sales customer service, is the extent to which the Company maintains a competitive advantage.  The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $410,602 during fiscal year 2021. These activities were conducted by both Company personnel and outside consultants.  There was $397,360 in expenses for research and development activities during fiscal year 2020. The Company expects to incur on-going research and development costs related to its Bluetooth® and traditional wired headphones as it is planning to introduce new product offerings on a regular basis.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject.  During fiscal years 2021 and 2020, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2021, the Company employed 35 non-union employees, 3 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2021.

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

	2021	2020
United States	$14,298,358	$15,161,311
Czech Republic	1,400,615	584,694
Sweden	1,340,714	609,701
Russian Federation	588,340	459,136
Malaysia	567,181	291,369
Canada	374,955	362,103
Japan	224,585	140,338
All other countries	751,260	703,178
Net sales	$19,546,008	$18,311,830

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses contract manufacturing facilities in the People's Republic of China and Taiwan.  A contract employee is based in China to manage supplier quality and to assist with development of new products. Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically.  The Company maintains finished goods inventory in its U.S. facility to mitigate this risk.  The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item.  Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months.  The Company believes that it could restore production of its top 10 selling models (which represent approximately 51% of the Company’s 2021 net sales) within 12-18 months. Recent changes to compliance testing have impacted the time it takes to bring a product to market and would also impact the time necessary to retool a product and re-enter the marketplace.  The Company is also at risk if trade restrictions are introduced on its products based upon country of origin.  In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

Risks Related to Our Operations and Financial Results

Reduction in present levels of cash flow could adversely affect the Company’s business.

The Company’s primary source of liquidity historically has been operating cash flows. The Company’s future cash flows from operations (on both a short-term and long-term basis) are dependent upon the following factors, among others:

•the Company’s ability to attract new customers that will sell the Company’s products and pay for them;

•the Company’s ability to retain its existing customers at the level of sales previously produced;

•the volume of sales for these customers;

•maintaining business from one or more primary customers;

Similarly, the Company’s future cash flows from operations are subject to the following risks and, among others:

•changes in types of products that customers purchase in their sales mix;

•poor or deteriorating economic conditions which would directly impact the ability of the Company’s customers to remain in business and pay for their products on a timely basis;

•timely, efficient and cost effective movement of products from suppliers and to export customers:

•management’s ability to minimize the impact of requests for increases in material or labor cost; and

•the ability to collect in full and in a timely manner amounts due to the Company.

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

The COVID-19 pandemic continues to impact worldwide economic activity, and has had a corresponding effect on our sales activity. As the virus and variants thereof continue to spread globally, the impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the ongoing effect of the COVID-19 pandemic in the United States and other countries, it is unclear how economic activity and workflows will continue to be impacted and for how long. Many employers require their employees to work from home or not come into their offices or facilities.  Our actions continue to evolve in response to new government measures and scientific knowledge regarding COVID-19. To date, these protocols have not resulted in a decrease in the production capabilities of our facility. However, if the manufacturing capabilities of this facility are adversely impacted as a result of COVID-19, whether by a decrease in productivity caused by precautionary measures or by one or more employees becoming ill, it may not be possible for us to timely produce relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The Company sells lines of products with a suggested retail prices ranging from less than $10 up to $1,000. The gross margin for each of these models varies in terms of percentages. The Company finds the low-priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Therefore, a shift in retail customer specifications and preferences toward lower priced items could lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in profit margins. Some distributors sell a limited range of products that yield lower profit margins than others. Most notably, the budget-priced stereo headphone segment of the market (below $10 retail), which is distributed through mass market retailers, computer stores, and office supply stores tends to yield the lowest gross margins. An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

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

The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Apple, Sony, Bose, LG and Samsung. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•quickly adapting to changes in consumer preferences;

•readily taking advantage of acquisition and other opportunities;

•discounting excess inventory;

•devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•adopting aggressive pricing policies; and

•engaging in lengthy and costly intellectual property and other legal disputes.

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

Our largest fiscal year 2021 customer, Ingram Micro, accounted for more than 18% and 10% of our net sales in fiscal years 2021 and 2020, respectively. We do not have long-term contracts with any of our customers and all of our customers generally purchase from us on a purchase order basis. As a result, this customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce its orders. If certain customers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

Company profits can suffer from interruption in its supply chain.

The Company uses contract manufacturing facilities in the People’s Republic of China, Taiwan and South Korea. The Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions, which lately have become of increased concern in these areas.  Therefore, any interruptions in the supply chain for any of these reasons could directly impact the Company’s profits in a material, negative way. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months. The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

Company sales and profits can suffer from disruptions and price volatility in shipping its products from China to the US and from its warehouse in Milwaukee to its customers.

We have experienced and expect to continue to experience disruptions in shipping products and volatility in cost of shipping products. These disruptions include inability to obtain containers in a timely manner, difficulty in getting confirmation from forwarders, and delayed placement on cargo ships. There have also been substantial increases in transit times resulting from congested ports on the west coast of the U.S. as well as in the Chicago rail yards. The Company uses air freight as necessary to meet customer demands. The costs to ship product have increased considerably in the last few months and we expect this to continue. The Company is at risk of lower sales due to delays in receiving and shipping products. The price volatility will directly affect profits.

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

Risks Related to our International Operations

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

 We engage in operations, and enter into agreements with counterparties, located outside the U.S., which exposes us to political, governmental and economic instability and foreign currency exchange rate fluctuations. Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

•global and local economic, social and political conditions and uncertainty;

•currency exchange restrictions and currency fluctuations;

•war or terrorist attack;

•local outbreak of disease, such as COVID-19;

•renegotiation or nullification of existing contracts or international trade arrangements;

•labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;

•macro-economic conditions impacting key markets and sources of supply;

•changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

•general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

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

Risks Related to our Stock

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

Our stock price has recently been extremely volatile and may be volatile in the future. By way of example, on January 22, 2021, the price of our common stock closed at $3.34 per share, and on January 29, 2021, our stock price closed at $64.00 per share with no discernible material announcements or developments relating to our operations. On January 28, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $25.00 and a reported high sales price of $127.45. Additionally, the trading volume in shares of our common stock during the three months ended June 30, 2021 ranged from a low of 193,400 shares on May 12, 2021 to a high of 19.4 million on June 2, 2021. Our market capitalization, as implied by various trading prices, has recently reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization prior to the recent increase, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. Additionally, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

The Koss family, including certain members of our management, own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our stockholders.

Michael Koss, our President and Chief Executive Officer, beneficially owned 4,175,801 shares of our common stock as of August 1, 2021, representing 46.6% of shares outstanding on such date, including shares held by a family corporation and trusts over which Mr. Koss shares voting and dispositive power with John C. Koss Jr., our Vice President of Sales. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Directors, Michael Koss controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Future sales of a substantial amount of our common stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our common stock and have vested options for purchase of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

ITEM 2.    PROPERTIES

The Company leases its 126,000 square foot facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company’s former chairman. On January 5, 2017, the lease was renewed extending the expiration to June 30, 2023. The lease extension maintained the rent at a fixed rate of $380,000 per year and it is being accounted for as an operating lease. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. The Company utilizes its Milwaukee facility for administrative, corporate and production functions. All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.    LEGAL PROCEEDINGS

As part of its intellectual property enforcement program, on or about July 22, 2020 the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a JLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuits are pending in U.S. District Courts in the Western District of Texas (Apple, Inc.), District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), Northern District of California (Plantronics, Inc. and Polycome, Inc.), and District of Utah (Skullcandy, Inc.).

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS.  There were 330 record holders of the Company’s common stock as of  August 16, 2021.  This number does not include individual participants in security position listings.  There were no dividends declared during the fiscal years ended June 30, 2021 and 2020.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number	Average	Shares Purchased as	Approximate Dollar Value of
	of Shares	Price Paid	Part of Publicly	Shares Available under
Period (2021)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1-April 30	—	$—	—	$2,139,753
May 1-May 31	—	$—	—	$2,139,753
June 1-June 30	—	$—	—	$2,139,753

(1)  In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2021, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2021 or 2020.

DIVIDENDS

We have not paid dividends on our capital stock since March 2014 and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2021 and 2020. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

The Company developed stereo headphones in 1958 and has been a leader in the industry ever since.  We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. Koss operates as one business segment, as its only business line is the design, manufacture and sale of stereo headphones and related accessories.

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

Fiscal Year 2021 Summary

•Net sales increased 6.7% to $19,546,008 on increases in U.S. distributor, export market and direct-to-consumer (“DTC”) sales. Export sales increased 67% while domestic sales fell 6%.

•Gross profit as a percent of sales increased 3.5% to 34.4%. The increase was primarily due to a US mass retailer dropping a lower margin product as well as a change in the mix of sales by product and by channel.

•Selling, general and administrative expense was higher as a result of employer taxes on stock option exercises and deferred compensation expense.

•Tax expense for the year ended June 30, 2021 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2021	2020
Net sales	$19,546,008	$18,311,830
Net sales increase (decrease) %	6.7%	(16.2)%
Gross profit	$6,732,135	$5,662,608
Gross profit as % of net sales	34.4%	30.9%
Selling, general and administrative expenses	$7,122,627	$6,146,650
Selling, general and administrative expenses as % of net sales	36.4%	33.6%
Interest income	$2,706	$20,185
Other income	$885,505	$—
Income (loss) before income tax provision (benefit)	$497,719	$(463,857)
Income (loss) before income tax provision as % of net sales	2.5%	(2.5)%
Income tax provision	$4,125	$1,740
Income tax provision as % of income (loss) before taxes	0.8%	(0.4)%

2021 Results of Operations Compared with 2020

Net sales for 2021 increased primarily due to increased sales in the Company's export markets.  Domestic sales reflected mixed results among markets but, overall, declined 5.7% compared to 2020.

Export net sales increased by $2,097,131 or 66.6% to $5,247,650. Export distributors had strong volumes especially in the Czech Republic, Scandinavia and Russia. These have historically been key markets and led the resurgence in sales volumes. These markets were strong despite the restrictions through the COVID-19 pandemic.  The Company expects to see continued growth as restrictions are eased.

For the year ended June 30, 2021, domestic net sales decreased 5.7% from $15,161,311 to $14,298,358.   There was a significant shift in sales to distributors and DTC from mass retail with a US mass retailer dropping their branded products from their planogram. The business has become much more oriented to distributors and DTC along with certain OEM products. Sales into the education marketplace decreased due to large shipments late in the year ended June 30, 2020 that were not repeated this year as those customers re-establish their testing services.

Gross profit increased to 34.4% for the year ended June 30, 2021, compared to 30.9% for the prior fiscal year.   The margin rates are very dependent on mix of sales by customer, product and sales channel.   The lower sales to a US-based mass retailer, which has discontinued the product supplied by the Company, improved margin rates. Improved sales in the U.S. through distributors, DTC market and the export markets improved the margin rates. Early in the year ended June 30, 2021, freight costs were higher than normal as product was shipped by air to meet customer delivery schedules. Late in the fiscal year, cargo-freight costs began to rise as cargo carriers significantly increased pricing. The Company expects high freight costs to continue into the fiscal year ended June 30, 2022 and negatively impact margins.

Selling, general and administrative expenses for the year ended June 30, 2021, increased 15.9% or approximately $976,000 to approximately $7,123,000. The primary factor was employer taxes on stock option exercises of approximately $571,000 in the current year. There was also increased deferred compensation expenses. These costs were partially offset by a reduction in the 401k company match. Deferred compensation expense increased by approximately $244,000 due to changes in the assumptions on life expectancy, discount rates, and a higher payout based on years of service and earnings.  The 401k company match decreased approximately $172,000 as the percentage match was decreased.

As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio, as further described in the notes to the financial statements included in this Annual Report on Form 10-K. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful.

Income tax expense for the year ended June 30, 2021, was comprised of the U.S. federal statutory rate of 21%, and the effect of state income taxes, offset by an adjustment to the valuation allowance for deferred tax assets until it is more likely than not that the Company will be able to use the net operating loss carryforwards at which time the valuation allowance will be removed. The effective tax rate was approximately 0% in the fiscal year ended June 30, 2021.  It is anticipated that the effective rate in future years will be reduced by utilization of a portion or all of the approximately $31,310,000 of federal net operating loss carryforwards.

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world.

The Company continued to see strong demand in the year ended June 30, 2021 for specific communication headphones as people continued to work from home and studied online due to COVID-19 related directives. However, certain retail businesses throughout the Company’s markets, particularly in certain European markets, have seen continued disruption. The Company expects sporadic negative sales impacts to continue until markets reopen fully and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations and liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, impact of the variants, its geographic spread, further business disruptions and the overall impact on the global economy. Many European countries continued to have lockdowns in the year ended June 30, 2021, which negatively impacted sales into those countries.

The Company’s supply chain is primarily in southern China. This portion of the Company's supply chain was disrupted early in the quarter ended March 31, 2020. Until recently, these disruptions had little on-going impact. In the past six to nine months, the Company began experiencing issues related to the availability of containers and routing to move products in a time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

To protect the safety, health and well-being of employees, customers, and suppliers, the Company continues to implement several preventive measures while also meeting the needs of global customers. They include increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, holding certain events virtually and limitations on visitor access to facilities. The Company is committed to continuing to execute these plans.

The Company had $6,950,215 of cash and available credit facilities of $5,000,000 on June 30, 2021, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing this Form 10-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2021	2020
Operating activities	$348,740	$1,801,702
Investing activities	(704,206)	(537,275)
Financing activities	3,306,272	506,700
Net increase in cash and cash equivalents	$2,950,806	$1,771,127

Operating Activities

The Company generated less cash from operations despite having an improvement in net income of $959,101. Changes in operating assets and liabilities used $500,565 of cash in the year ended June 30, 2021 compared to generating $1,597,977 in cash during the year ended June 30, 2020. The movement of working capital in the year ended June 30, 2021 is more representative of the business in a year of growth and with sales shifting to export distributors. The Company is very focused on working capital, especially inventory levels, to adjust to changes in the business and the impacts of shipping delays on lead times from China.

Investing Activities

Cash used in investing activities was higher for 2021 as the Company increased spending on leasehold improvements and the implementation of a new ERP system. The Company is planning approximately $600,000 for tooling and leasehold improvements in the year ending June 30, 2022.  The tooling expenditures are to support new product introductions. The Company expects to generate sufficient funds through operations to fund these expenditures.

Financing Activities

The cash generated from financing activities in the year ended June 30, 2021 was driven by stock option exercises. In the year ended June 30, 2020, the $506,700 cash generated from financing activities was the unsecured loan the Company entered into under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") through Town Bank.  As of June 30, 2021, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under "Credit Facility").

There were no purchases of common stock in 2021 or 2020 under the stock repurchase program.  In the year ended June 30, 2021, there were stock option exercises of 1,203,875 shares generating $3,306,272 of cash.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2021, and June 30, 2020, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program.  As of June 30, 2021, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2021.

There were no stock repurchases under the program in fiscal year 2021 or 2020. As of June 30, 2021, the Board of Directors has authorized the repurchase by the Company of up to $2,139,753 in Company common stock at the discretion of the Chief Executive Officer of the Company.  Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

Contractual Obligation

The Company leases the 126,000 square foot facility from Koss Holdings, LLC, which is wholly-owned by the Company’s former chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.  The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the impact of COVID variants, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, the inventory valuation reserve, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts to evaluate the extent to which COVID-19 will impact the Company’s business and financial results, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity.

Revenue Recognition

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company's facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below.  The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. This standard superseded nearly all existing revenue recognition guidance and provides a five-step analysis to determine when and how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services.  See Note 3 to the Consolidated Financial Statements for additional information on revenue recognition.

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

Inventories

The Company values its inventories using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company continues to use the same techniques to value inventories that it has in the past. Our customers may cancel their orders or change purchase volumes.  This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories.  Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or market valuations.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements.  If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. When a reserve is established, it creates a new cost basis, which is not increased in the future.

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

Deferred Compensation

The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on compensation, years of service, discount rates and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Management makes estimates of life expectancy and discount rates using information available from several sources.  In addition, management estimates the expected retirement date for the current officer as that impacts the timing for expected future payments.  See Note 9 for additional information on deferred compensation.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements included herewith.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021.  The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2021 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the sections entitled "Information as to the Nominees," "Board Committees - Audit Committee," "Code of Ethics," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to the sections entitled "Board Committees - Compensation Committee," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End," and "Director Compensation Table" from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the sections entitled "Beneficial Ownership of Company Securities" and "Outstanding Equity Awards at Fiscal Year End" from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to the sections entitled "Board Committees," "Independence of the Board" and "Related Party Transactions" from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to the sections entitled "Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" from Koss Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

To the Board of Directors

Koss Corporation and Subsidiaries

Milwaukee, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosure to which it relates.

Deferred Compensation

As described in Note 9 to the consolidated financial statements, the Company has deferred compensation agreements with a former and current officer, which are measured at their estimated net present value. The principal considerations for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and a future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design effectiveness of controls over the Company’s process for accounting and recording the deferred compensation liability.

•We evaluated management’s calculation methodology and its compliance with accounting principles generally accepted in the United States of America regarding deferred compensation liabilities.

•We tested the discount and mortality rate assumptions used by management to calculate the deferred compensation liability by independently determining our own assumptions based on the relevant facts and circumstances and recalculating the deferred compensation liability utilizing those assumptions.

•We confirmed with the current officer his expected retirement date.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019

Milwaukee, Wisconsin

August 20, 2021

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,950,215	$3,999,409
Accounts receivable, less allowance for doubtful accounts of $41,500 and $74,082, respectively	2,240,785	2,317,064
Inventories	5,901,512	5,538,794
Prepaid expenses and other current assets	456,004	267,647
Income taxes receivable	—	14,622
Total current assets	15,548,516	12,137,536

Equipment and leasehold improvements, net	1,281,180	983,641

Other assets:
Operating lease right-of-use asset	2,305,455	2,582,402
Cash surrender value of life insurance	7,188,994	6,876,827
Total other assets	9,494,449	9,459,229

Total assets	$26,324,145	$22,580,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398,433	$827,705
Accrued liabilities	665,567	580,099
Deferred revenue	694,632	423,639
Operating lease liability	288,949	276,947
Income taxes payable	4,543	—
Short-term debt	—	506,700
Total current liabilities	2,052,124	2,615,090

Long-term liabilities:
Deferred compensation	2,491,482	2,333,482
Deferred revenue	188,932	170,281
Operating lease liability	2,016,506	2,305,455
Total long-term liabilities	4,696,920	4,809,218

Total liabilities	6,749,044	7,424,308

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 8,608,706 and 7,404,831 shares, respectively	43,044	37,024
Paid in capital	10,802,118	6,882,729
Retained earnings	8,729,939	8,236,345
Total stockholder' equity	19,575,101	15,156,098

Total liabilities and stockholders' equity	$26,324,145	$22,580,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2021	2020
Net sales	$19,546,008	$18,311,830
Cost of goods sold	12,813,873	12,649,222
Gross profit	6,732,135	5,662,608

Selling, general and administrative expenses	7,122,627	6,146,650

(Loss) from operations	(390,492)	(484,042)

Other income	885,505	—
Interest income	2,706	20,185

Income (loss) before income tax provision	497,719	(463,857)

Income tax provision	4,125	1,740

Net income (loss)	$493,594	$(465,597)

Income (loss) per common share:
Basic	$0.06	$(0.06)
Diluted	$0.05	$(0.06)

Weighted-average number of shares:
Basic	7,864,688	7,404,831
Diluted	9,639,273	7,404,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2021	2020
Operating activities:
Net income (loss)	$493,594	$(465,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts of accounts receivable	(9,226)	56,386
Depreciation of equipment and leasehold improvements	302,616	330,629
Stock-based compensation expense	619,137	549,594
Deferred income taxes	—	13,276
Change in cash surrender value of life insurance	(208,116)	(194,083)
Provision for deferred compensation	308,000	63,520
Deferred compensation paid	(150,000)	(150,000)
Other income - SBA loan forgiveness	(506,700)	—
Net changes in operating assets and liabilities:
Accounts receivable	85,505	1,281,693
Inventories	(362,718)	1,312,654
Prepaid expenses and other current assets	(188,357)	(133,758)
Income taxes receivable	14,622	31,038
Income taxes payable	4,543	—
Accounts payable	(429,272)	(608,668)
Accrued liabilities	85,468	(70,414)
Deferred revenue	289,644	(214,568)
Net cash provided by operating activities	348,740	1,801,702

Investing activities:
Purchase of equipment and leasehold improvements	(600,155)	(424,159)
Life insurance premiums paid	(104,051)	(113,116)
Net cash (used in) investing activities	(704,206)	(537,275)

Financing activities:
Proceeds from SBA loan	—	506,700
Proceeds from exercise of stock options	3,306,272	—
Net cash provided by financing activities	3,306,272	506,700

Net increase in cash and cash equivalents	2,950,806	1,771,127
Cash and cash equivalents at beginning of year	3,999,409	2,228,282
Cash and cash equivalents at end of year	$6,950,215	$3,999,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2019	7,404,831	$37,024	$6,333,135	$8,701,942	$15,072,101
Net (loss)	—	—	—	(465,597)	(465,597)
Stock-based compensation expense	—	—	549,594	—	549,594
Balance, June 30, 2020	7,404,831	37,024	6,882,729	8,236,345	15,156,098
Net income	—	—	—	493,594	493,594
Stock-based compensation expense	—	—	619,137	—	619,137
Exercise of common stock options	1,203,875	6,020	3,300,252	—	3,306,272
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation ("Koss"), a Delaware corporation, and its 100%-owned subsidiaries (collectively the "Company"), reports its finances as a single reporting segment, as the Company’s only business line is the design, manufacture and sale of stereo headphones and related accessories.  The Company leases its plant and office in Milwaukee, Wisconsin.  The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and Russia which utilize independent distributors in several foreign countries.  The Company has two subsidiaries, Koss Corp B.V. and Koss U.K. Limited ("Koss UK"), which were formed to comply with certain European Union ("EU") requirements. Koss Corp B.V. and Koss UK are non-operating and hold no assets.

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

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. The Company determines the standalone selling price for this performance obligation using the cost plus method. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods.  If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known. The Company typically receives payment for product at the time of shipment or under normal collection terms, which are generally 30-60 days. The Company estimates that the warranty related performance obligation is satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue, using amortization of 50% in year 1, 30% in year 2, and 20% in year 3 for domestic sales. Export deferred revenue, where applicable, is recognized over a 12 month period from date of shipment.

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

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing.  These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, amounted to $410,602 and $397,360 in 2021 and 2020, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $33,976 in 2021 and $54,592 in 2020.  Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the "Code").  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating loss carryforwards, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax related carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

INVENTORIES — As of June 30, 2021 and 2020, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 4 for additional information on inventory.

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

LEASES — The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company’s former chairman, and is an operating lease.

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

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements.  Increases in cash surrender value are included in selling, general and administrative expenses in the Consolidated Statements of Operations, net of annual premiums paid.

DEFERRED COMPENSATION — The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on various assumptions which may include compensation, years of service, expected retirement date, discount rates, and mortality tables.  The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 9 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company evaluates the recoverability of equipment and leasehold improvements annually, or more frequently if events or circumstances indicate that an asset might be impaired.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques.  No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2021 or 2020.

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

OTHER INCOME — On November 3, 2020, the Company was notified that the full $506,700 of the SBA Loan (see Note 7) was forgiven. The loan forgiveness has been treated as other income and shown as a separate line on the Consolidated Statements of Operations. The Company followed the debt and debt extinguishment accounting model for the SBA Loan forgiveness.

Other income also includes $378,805 received from a director in settlement of a short sale under Rule 144 during the year ended June 30, 2021.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements.

3.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2021	2020
United States	$14,298,358	$15,161,311
Export	5,247,650	3,150,519
Net Sales	$19,546,008	$18,311,830

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of  $325,962 and $427,193 in the years ended June 30, 2021 and 2020, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $808,488 as of June 30, 2019. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVENTORIES

The components of inventories at June 30, 2021 and 2020 were as follows:

	2021	2020
Raw materials	$2,067,572	$1,953,031
Finished goods	5,621,228	5,149,200
Inventories, gross	7,688,800	7,102,231
Reserve for obsolete inventory	(1,787,288)	(1,563,437)
Inventories, net	$5,901,512	$5,538,794

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2021 and 2020 are summarized as follows:

	Estimated
	useful lives (in years)	2021	2020
Machinery and equipment	5 - 10	$593,595	$593,595
Furniture and office equipment	5 - 10	357,351	357,351
Tooling	5	4,407,535	4,310,917
Computer & technology equipment	3 - 5	821,371	658,028
Leasehold improvements	3 - 10	3,074,421	2,682,933
Assets in progress	N/A	276,054	327,348
		9,530,327	8,930,172
Less: accumulated depreciation and amortization		8,249,147	7,946,531
Equipment and leasehold improvements, net		$1,281,180	$983,641

6.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.  The income tax provision in 2021 and 2020 consisted of the following:

Year Ended June 30,	2021	2020
Current:
Federal	$—	$(15,037)
State	4,125	3,501
Deferred	—	13,276
Total income tax provision	$4,125	$1,740

The 2021 and 2020 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2021	2020
Federal income tax liability (benefit) at statutory rate	$104,522	$(97,409)
State income tax liability, net of federal income tax effect	3,259	2,765
Increase in valuation allowance	7,741,570	61,948
Stock option (deduction) addback	(8,326,662)	86,541
Non-deductible offier's compensation	657,464	—
All other permanent items	(172,863)	(50,610)
R&D credit	(30,000)	(22,568)
Return-to-provision	(3,303)	(30,040)
Expiration of stock options and tax credits	40,572	44,790
State tax rate change	(30,887)	18,962
Other	20,453	(12,639)
Total income tax provision	$4,125	$1,740

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2021 and June 30, 2020 include:

	2021	2020
Deferred income tax assets:
Deferred compensation	$664,705	$614,018
Stock-based compensation	116,582	249,313
Accrued expenses and reserves	543,940	479,112
Deferred revenue	222,341	146,841
Federal and state net operating loss carryforwards	8,333,391	606,730
Credit carryforwards	252,192	216,484
Equipment and leasehold improvements	57,639	134,045
Lease liability	580,053	638,472
Valuation allowance	(10,185,605)	(2,444,035)
Total deferred income tax assets	585,238	640,980

Deferred income tax liabilities:
ROU asset	(580,053)	(638,472)
Other	(5,185)	(2,508)
Net deferred income tax assets	$-	$-

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts.  These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $352,000 which expire in fiscal year 2037 and approximately $31,310,000 which can be carried forward indefinitely. The Company has state net operating loss carryforwards totaling approximately $15,153,000 in Wisconsin, which expire in fiscal years 2025 through 2040, and approximately $13,499,000 in other states. In the year ended June 30, 2021, the Company generated federal net operating losses of approximately $30,777,000. At the state level, the fiscal 2021 net operating loss generated in Wisconsin was approximately $8,795,000 and approximately $11,855,000 in all other states combined.

Generally accepted accounting principles in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2021 and 2020.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes.  No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2021 or 2020. The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2021 or 2020. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2021 and 2020 would have impacted the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions.  The Company’s federal tax returns for tax years and state income tax returns are open for the standard regulatory period.

The following are the changes in the valuation allowance:

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Year Ended June 30,	of year	allowance	end of year
2021	$(2,444,035)	$(7,741,570)	$(10,185,605)
2020	$(2,382,087)	$(61,948)	$(2,444,035)

7.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”) for a two year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of June 30, 2021, the Company was in compliance with all covenants related to the Credit Agreement. As of June 30, 2021, and June 30, 2020, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") for $506,700 under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. On November 3, 2020, the Company was notified that the full principal amount of $506,700 has been forgiven and is recorded as other income in the 2021 Consolidated Statement of Operations.

The Company incurs interest expense primarily related to its secured credit facility. There was no interest expense for the years ended June 30, 2021 or 2020.

8.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2021 and 2020 were as follows:

	2021	2020
Cooperative advertising and promotion allowances	$201,006	$158,770
Customer credit balances	1,008	16,363
Current deferred compensation	150,000	150,000
Employee benefits	83,463	80,399
Legal and professional fees	73,200	68,200
Bonus and profit-sharing	38,199	8,098
Sales commissions and bonuses	70,175	53,647
Other	48,516	44,622
Total accrued liabilities	$665,567	$580,099

9.    DEFERRED COMPENSATION

The Company has deferred compensation agreements with a former and current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets. The net present value was calculated for the former officer using a discount factor of 0.92% as of June 30, 2021 and 1.00% as of June 30, 2020. The net present value was calculated for the current officer using a discount factor of 3.29% at June 30, 2021 and 3.10% as of June 30, 2020. The life expectancies used in the calculation of net present value for the former officer were 3.25 and 2.83 years for fiscal years ended June 30, 2021 and 2020, respectively.

The Board of Directors entered into an agreement to continue the 1991 base salary of the Company’s former chairman for the remainder of his life.  These payments began in the fiscal year ended June 30, 2015, and payments of $150,000 were made under this arrangement for the years ended June 30, 2021 and 2020.  The Company has a deferred compensation liability of $472,883 and $416,883 recorded as of June 30, 2021 and 2020, respectively.  Deferred compensation expense of $206,000 and $26,504 was recognized under this arrangement in 2021 and 2020, respectively.

The Board of Directors has approved a supplemental retirement plan for an officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company.  The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death.  The Company has a deferred compensation liability of $2,168,599 and $2,066,599 recorded as of June 30, 2021 and 2020, respectively.  Deferred compensation expense of $102,000 and $37,016 was recognized under this arrangement in 2021 and 2020, respectively.  The current officer's retirement date is estimated to be no earlier than October 2029.

10.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Year Ended
	2021	2020
Numerator
Net income (loss)	$493,594	$(465,597)

Denominator
Weighted average shares, basic	7,864,688	7,404,831
Dilutive effect of stock compensation awards (1)	1,774,585	-
Diluted shares	9,639,273	7,404,831

Net income (loss) attributable to common shareholders per share:
Basic	$0.06	$(0.06)
Diluted	$0.05	$(0.06)

(1) Excludes 0 and 2,786,225 weighted average stock options for the years ended June 30, 2021 and 2020, respectively, as the impact of such awards was anti-dilutive.

11.    STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan").  The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees.  A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan that expired or were otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2021, there were 540,308 options available for future grants.  Options vest over a 3 to 5 year period from the date of grant, with a maximum term of 5 to 10 years.  The Company's policy is to issue new shares when stock options are exercised.

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

As of June 30, 2021, there was $1,223,200 of total unrecognized compensation cost related to stock options granted under the 2012 Plan.  This cost is expected to be recognized over a weighted average period of 2.72 years.  The Company recognized stock-based compensation expense of $619,137 and $549,594 in 2021 and 2020, respectively.  These expenses were included in selling, general and administrative expenses.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the years ended June 30, 2021 and 2020 were $1.12 and $1.26, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the options granted in 2021 and 2020, the Company used the following weighted-average assumptions:

	2021	2020
Expected stock price volatility	77%	74%
Risk free interest rate	0.34%	1.87%
Expected dividend yield	—%	—%
Expected life of options (years)	6.0	6.1

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2019	2,592,875	$1.77 - $6.28	$2.96	4.23	$48,280
Granted	555,000	$1.97 - $2.17	$2.08
Exercised	—	—	—
Expired	(362,000)	$2.20 - $6.28	$3.53
Forfeited	(64,000)	$1.77 - $2.65	$2.15
Shares under option at June 30, 2020	2,721,875	$1.77 - $6.00	$2.73	4.82	$—
Granted	615,000	$1.73 - $2.11	$1.84
Exercised	(1,203,875)	$1.77 - $6.00	$2.75
Expired	(385,000)	$1.77 - $5.24	$3.24
Forfeited	—	—	—
Shares under option at June 30, 2021	1,748,000	$1.73 - $6.00	$2.29	4.86	$36,594,280
Exercisable as of June 30, 2020	1,408,709	$1.77 - $6.00	$3.12	2.61	$—
Exercisable as of June 30, 2021	288,000	$1.73 - $6.00	$3.19	2.81	$5,767,425

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Total intrinsic value of stock options exercised	$31,877,285	$—
Cash received from stock option exercises	$3,306,272	$—
Total fair value of stock options vested	$550,093	$483,461
Total recognized tax benefit	$6,545,430	$—

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2019	1,272,584	1.19
Granted	555,000	1.26
Vested	(450,418)	1.07
Forfeited	(64,000)	1.39
Non-vested as of June 30, 2020	1,313,166	1.26
Granted	615,000	1.12
Vested	(468,166)	1.17
Forfeited	-	0
Non-vested as of June 30, 2021	1,460,000	1.23

12.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000  of its common stock for its own account.  Subsequently, the Board of Directors periodically has approved increases in the amount authorized for repurchase under the program.  As of June 30, 2021, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2021 or 2020.

The Company has an agreement with its former chairman, in the event of his death, at the request of the executor of his estate, to repurchase his Company common stock from his estate.  The Company does not have the right to require the estate to sell stock to the Company. As of June 30, 2020 and June 30, 2021, the estate of the former chairman does not hold a material amount of Company stock. As such, there is no exposure that the executor of the former chairman's estate may require the Company to repurchase a material amount of stock in the event of his death. The repurchase price is 95% of the fair market value of the common stock on the date that notice to repurchase is provided to the Company. The total number of shares to be repurchased will be sufficient to provide proceeds which are the lesser of $2,500,000 or the amount of estate taxes and administrative expenses incurred by his estate.  The Company may elect to pay the purchase price in cash or may elect to pay cash equal to 25% of the total amount due and to execute a promissory note at the prime rate of interest for the balance payable over four years.  The Company maintains approximately $2,000,000 of life insurance policies to fund a substantial portion of this obligation.

13.    LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company’s former Chairman.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

The Company used its incremental borrowing rate as of July 1, 2017, the retrospective date of adoption of ASU 2016-02 (Topic 842) Leases, to calculate the net present value of the operating lease ROU asset and liability. The five year renewal option was included in the calculation of the ROU asset and liability as the Company believes it is reasonably certain to exercise its right to renew. The non-lease components of the agreement related to common area maintenance charges are accounted for separately.

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2021	2020
Operating lease cost	$380,000	$380,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	7	8
Weighted-average discount rate	4.25%	4.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2021 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2022	$380,000
2023	380,000
2024	380,000
2025	380,000
2026	380,000
Thereafter	760,000
Total lease payments	2,660,000
Present value adjustment	(354,545)
Total lease liabilities	$2,305,455

14.    EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors.  No contributions were made for the fiscal years 2021 or 2020.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers all employees of the Company who have completed one full fiscal quarter of service.  Matching contributions can be made at the discretion of the Board of Directors.  For fiscal years 2021 and 2020, the matching contribution was 25% and 75% of employee contributions to the plan, respectively.  Vesting of Company contributions occurs immediately.  Company contributions were $79,481 and $252,293 during 2021 and 2020, respectively.

15.    CONCENTRATIONS

In the year ended June 30, 2021, the Company’s largest customer was Ingram Micro. In the year ended June 30, 2020, the largest customer was Walmart. The Company’s sales to Ingram Micro, were approximately 18% and 10% of net sales in fiscal year 2021 and 2020, respectively.  Walmart sales were approximately 6% and 18% of net sales in fiscal year 2021 and 2020, respectively.   Amazon, the second largest customer in 2021 and 2020, was approximately 10% and 11% of net sales in fiscal years 2021 and 2020, respectively. The five largest customers of the Company (including Ingram Micro and Amazon in both years) accounted for approximately 48% of net sales in both fiscal years 2021 and 2020.  Accounts receivable from Ingram Micro as of June 30, 2021 and June 30, 2020, represented approximately 24% and 9% of trade account receivables, respectively. Amazon accounts receivable as of June 30, 2021 and June 30, 2020, were  19% and 17% of trade accounts receivables, respectively. Accounts receivable from Walmart as of June 30, 2021 and 2020, represented approximately 1% and 8%, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 6% and 11% of the Company's trade accounts receivable at June 30, 2021 and 2020, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China. The majority of the contract manufacturing is done by four vendors with one vendor representing approximately 52% and 70% of the manufacturing costs in fiscal years 2021 and 2020, repsectively.  The Company has a long-term relationship with this vendor.  However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

16.    SUBSEQUENT EVENTS

In July 2021, the Company entered into a license agreement with a headphone manufacturer.  Under the terms of the license agreement, the licensee has rights to use certain intellectual property in headphones that are soon to be released..  The licensee proactively sought a license for use of the intellectual property, based on knowledge of the Company’s enforcement campaign, because they believed their products may potentially infringe on the Company’s intellectual property.  The licensee is not part of the Company’s current lawsuits.  The agreement included a one-time license fee reflecting an early adopter discount, which was fully paid in July 2021.  The Company now has two licenses in place for various patents in the portfolio.

17.    LEGAL MATTERS

As of June 30, 2021, the Company is involved in the following matters described below:

•As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the year ended June 30, 2020, the Company recovered approximately $385,000 of fees and costs that were involved with the underlying efforts to enforce this portfolio. These costs primarily relate to legal fees, expenses, time and effort of its management team, and other costs involved with the underlying efforts to enforce certain aspects of its portfolio. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts may be due to third parties. The Company does not expect to incur additional fees and costs related to these lawsuits that will have a material impact to its financial statements. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 to $140,000 and has accrued the lower amount as of June 30, 2021 and 2020.

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

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company's Annual report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
4.1	Description of Common Stock of Koss Corporation. Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
10.1	Death Benefit Agreement with John C. Koss. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *
10.2	Stock Purchase Agreement with John C. Koss. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *
10.3	Salary Continuation Resolution for John C. Koss. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference. *
10.6

Consent of Directors (Supplemental Executive Retirement Plan for Michael J. Koss dated March 7, 1997). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. *

10.7	Revolving Credit Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.1 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.
10.8

First Amendment to Revolving Credit Agreement dated January 28, 2021, and between Koss Corporation and Town Bank filed as Exhibit 10.1 to the Company’s Form 10-Q on January 29, 2021 and incorporated by reference here.

10.9	General Business Security Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.2 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.
10.10	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *
14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.
21.1	Subsidiaries of Koss Corporation. Filed as Exhibit 21.1 to the Company’s Annual report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
23.1	Consent of Wipfli LLP. **
31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **
31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **
32.1	Section 1350 Certification of Chief Executive Officer. ***
32.2	Section 1350 Certification of Chief Financial Officer. ***
101

The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and 2020 , (ii) Consolidated Statements of Operations for the years ended June 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020 , (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2021 and 2020 and (v) the Notes to Consolidated Financial Statements.

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 20, 2021
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ David D. Smith	August 20, 2021
David D. Smith
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 20, 2021.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ Theodore H. Nixon
Steven A. Leveen, Director	Theodore H. Nixon, Director

/s/ William J. Sweasy
William J. Sweasy, Director