Form 10-Q
period 2021-09-30
KOSS CORP
filed 2021-10-29
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2021

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

At October 25, 2021, there were 9,137,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2021

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,233,248	$6,950,215
Accounts receivable, less allowance for doubtful accounts of $41,980 and $41,499, respectively	2,119,718	2,240,785
Inventories, net	7,292,203	5,901,512
Prepaid expenses and other current assets	650,091	456,004
Total current assets	17,295,260	15,548,516

Equipment and leasehold improvements, net	1,257,936	1,281,180

Other assets:
Operating lease right-of-use assets	2,234,363	2,305,455
Cash surrender value of life insurance	7,451,804	7,188,994
Total other assets	9,686,167	9,494,449

Total assets	$28,239,363	$26,324,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,022,945	$398,433
Accrued liabilities	653,906	665,567
Deferred revenue	616,602	694,632
Operating lease liability	292,030	288,949
Income taxes payable	5,574	4,543
Total current liabilities	2,591,057	2,052,124

Long-term liabilities:
Deferred compensation	2,542,792	2,491,482
Deferred revenue	184,517	188,932
Operating lease liability	1,942,333	2,016,506
Total long-term liabilities	4,669,642	4,696,920

Total liabilities	7,260,699	6,749,044

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,137,795 and 8,608,706, respectively	45,689	43,044
Paid in capital	12,302,395	10,802,118
Retained earnings	8,630,580	8,729,939
Total stockholders' equity	20,978,664	19,575,101

Total liabilities and stockholders' equity	$28,239,363	$26,324,145

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2021	2020
Net sales	$4,365,067	$5,208,295
Cost of goods sold	2,783,230	3,572,067
Gross profit	1,581,837	1,636,228

Selling, general and administrative expenses	1,780,798	1,505,772

(Loss) income from operations	(198,961)	130,456

Other income	100,000	—
Interest income (expense)	633	(2,051)

(Loss) income before income tax provision	(98,328)	128,405

Income tax provision	1,031	1,477

Net (loss) income	$(99,359)	$126,928

(Loss) income per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted-average number of shares:
Basic	8,843,946	7,404,831
Diluted	8,843,946	7,408,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2021	2020
Operating activities:
Net (loss) income	$(99,359)	$126,928
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts of accounts receivable	480	10,698
Depreciation of equipment and leasehold improvements	80,438	74,278
Stock-based compensation expense	138,876	152,994
Change in cash surrender value of life insurance	(167,084)	(157,285)
Provision for deferred compensation	88,810	21,000
Deferred compensation paid	(37,500)	(37,500)
Net changes in operating assets and liabilities:
Accounts receivable	120,587	(922,662)
Inventories	(1,390,691)	241,541
Prepaid expenses and other current assets	(194,087)	(200,115)
Income taxes receivable	—	1,479
Income taxes payable	1,031	—
Accounts payable	624,512	111,250
Accrued liabilities	(11,661)	269,335
Deferred revenue	(82,445)	127,159
Net cash (used in) operating activities	(928,093)	(180,900)

Investing activities:
Purchase of equipment and leasehold improvements	(57,194)	(264,996)
Life insurance premiums paid	(95,726)	(103,568)
Net cash (used in) investing activities	(152,920)	(368,564)

Financing activities:
Proceeds from exercise of stock options	1,364,046	—
Net cash provided by financing activities	1,364,046	—

Net increase (decrease) in cash and cash equivalents	283,033	(549,464)
Cash and cash equivalents at beginning of period	6,950,215	3,999,409
Cash and cash equivalents at end of period	$7,233,248	$3,449,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net (loss)	—	—	—	(99,359)	(99,359)
Stock-based compensation expense	—	—	138,876	—	138,876
Stock option exercises	529,089	2,645	1,361,401	—	1,364,046
Balance, September 30, 2021	9,137,795	$45,689	$12,302,395	$8,630,580	$20,978,664

	Three Months Ended September 30, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	126,928	126,928
Stock-based compensation expense	—	—	152,994	—	152,994
Balance, September 30, 2020	7,404,831	$37,024	$7,035,723	$8,363,273	$15,436,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021, the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended September 30, 2021 and 2020, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2021 and 2020, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP  have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

B)    INCOME TAXES

A state tax provision of $1,031 and $1,477 was recorded for the three months ended September 30, 2021 and 2020, respectively.  The federal income tax expense was zero for the three months ended September 30, 2021 and 2020.

In the three months ended September 30, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $7,800,000. The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The expected tax loss carryforward, including the stock-based compensation expense deductions in the three months ended September 30, 2021, will be approximately $39,900,000. The additional estimated tax loss carryforward increased the deferred tax asset to approximately $12,100,000 as of September 30, 2021, and the future realization of this is uncertain. The valuation allowance was increased to fully offset the deferred tax asset.

C) OTHER INCOME

In July 2021, the Company entered into a license agreement with a headphone manufacturer (whereby the manufacturer licensed the use of certain patents in certain of their headphones). The one-time license fee of $100,000 has been treated as other income and shown as a separate line on the condensed consolidated statement of operations. There was a related payment of $100,000 to a third party that was charged to legal expense in the quarter.

2.    INVENTORIES

The components of inventories were as follows:

	September 30, 2021	June 30, 2021
Raw materials	$2,147,199	$2,067,572
Finished goods	6,885,788	5,621,228
Inventories, gross	9,032,987	7,688,800
Reserve for obsolete inventory	(1,740,784)	(1,787,288)
Inventories, net	$7,292,203	$5,901,512

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2021, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2021, and June 30, 2021, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") for $506,700 under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. On November 3, 2020, the Company was notified that the full principal amount of $506,700 had been forgiven and was recorded as other income in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

4.    REVENUE RECOGNITION

The Company disaggregates it's net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2021	2020
United States	$2,787,519	$3,939,077
Export	1,577,548	1,269,218
Net Sales	$4,365,067	$5,208,295

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $153,221 and $111,030 in the three months ended September 30, 2021 and 2020, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $593,920 as of June 30, 2020. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding.  Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended September 30,
	2021	2020
Numerator
Net (loss) income	$(99,359)	$126,928

Denominator
Weighted average shares, basic	8,843,946	7,404,831
Dilutive effect of stock compensation awards (1)	—	3,854
Diluted shares	8,843,946	7,408,685

Net (loss) income attributable to common shareholders per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

(1) Excludes approximately 1,500,528 and 2,750,176 weighted average stock options for the three months ended September 30, 2021 and 2020, respectively, as the impact of such awards was anti-dilutive.

6.    RELATED PARTY LEASE

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

7.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2021 the Company’s top three accounts receivable customers represented approximately 28%, 18%, and 13% of trade accounts receivables. These same customers represented approximately 19%, 0%, and 24% of trade accounts receivable at June 30, 2021.

8.    LEGAL MATTERS

As of September 30, 2021, the Company is involved in the matters described below:

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

• Early in fiscal year 2020, the Company was notified by One E-Way, Inc. that some of the Company's wireless products may infringe on certain One E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 pandemic on the economy and the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

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

Financial Results

The following table presents selected financial data for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30
Financial Performance Summary	2021	2020
Net sales	$4,365,067	$5,208,295
Net sales (decrease) %	(16.2)%	(3.7)%
Gross profit	$1,581,837	$1,636,228
Gross profit as % of net sales	36.2%	31.4%
Selling, general and administrative expenses	$1,780,798	$1,505,772
Selling, general and administrative expenses as % of net sales	40.8%	28.9%
Interest income (expense)	$633	$(2,051)
Other income	$100,000	$—
(Loss) income before income tax provision	$(98,328)	$128,405
(Loss) income before income tax as % of net sales	(2.3)%	2.5%
Income tax provision	$1,031	$1,477
Income tax provision as % of (loss) income before income tax	(1.0)%	1.2%

Quarter Ended September 30, 2021 Results Compared with September 30, 2020

For the three months ended September 30, 2021, net sales decreased 16.2%. The approximately $843,000 decrease in net sales was driven by declines in the domestic markets that were partially offset by strength in European markets.

Net sales in the domestic market were approximately $2,788,000 in the three months ended September 30, 2021, compared to approximately $3,939,000 in the prior year period. Net sales to certain distrbutors were negatively impacted in the quarter ended September 30, 2021 due to timing of shipments and inventory levels at those distributors causing them to decrease orders. Product shipments have been negatively impacted due to delays in U.S. ports. The Company made the final shipment of a non Koss branded product to a mass retailer in the US during the quarter ended March 31, 2021. The loss of net sales for this product was approximately $727,000 at lower than normal margins.

Export net sales increased to approximately $1,578,000 for the three months ended September 30, 2021, compared to approximately $1,269,000 for the same period last year. Sales to distributors in Europe were the primary drivers for the increase. A significant portion of the increase was related to new products, introduced in the last year, as well as increased sales of headphones used for working and studying remotely. The sell through for certain of the new products has steadily increased since their introduction.

Gross profit increased to 36.2% for the three months ended September 30, 2021, compared to 31.4% for the three months ended September 30, 2020.  Sales in the current year reflect a more favorable mix by markets and products. The higher gross profit in the current year was partially due to lost placement at a U.S. based mass retailer, which was low margin business.

Late in the fiscal year ended June 30, 2021, the Company began experiencing increased delays in product shipments from suppliers in Asia. The disruption at the ports on the U.S. west coast, as well as congestion in domestic railyards, has caused delays and significantly increased inbound shipping costs. The higher shipping costs will negatively impact margins in the forseeable future. The Company is implementing various pans to mitigate the negative impacts of these higher costs.

Selling, general and administrative expenses for the three months ended September 30, 2021 increased 18.3% or approximately $275,000 to approximately $1,781,000.  The primary factor was employer taxes on stock option exercises of approximately $121,000 in the three months ended September 30, 2021. There was also approximately $100,000 of expense related to a license agreement entered into in July 2021 as well as increased deferred compensation expenses.

Income tax expense for the three months ended September 30, 2021, was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three months ended September 30, 2021 and 2020. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2021, plus the additional federal net operating loss carryforward generated by the deductible compensation expense on stock option exercises in the quarter ended September 30, 2021.

In the three months ended September 30, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $7,800,000. The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The expected federal tax loss carryforward, including the stock-based compensation expense deductions in the three months ended September 30, 2021, will be approximately $39,900,000. The additional estimated tax loss carryforward increased the deferred tax asset to approximately $12,100,000 as of September 30, 2021, and the future realization of this is uncertain. The valuation allowance was increased to fully offset the deferred tax asset.

As previously reported, the Company launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful. Additionally, in the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties.

The Company believes that its financial position remains strong. The Company had $7.2 million of cash and cash equivalents and available credit facilities of $5.0 million at September 30, 2021.

COVID-19 Impact

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world.

The Company continued to see strong demand in the quarter ended September 30, 2021 for specific communication headphones as people continued to work from home and studied online due to COVID-19 related directives.  However, certain retail businesses throughout the Company’s markets, particularly in certain European markets, have seen continued disruption.  The Company expects the negative sales impacts caused by this disruption to continue until markets re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be determined by the effectiveness of the vaccines, rollout of vaccine boosters, the duration of the pandemic, impact of variants, its geographic spread, further business disruptions and the overall impact on the economy throughout the globe.

The Company’s supply chain is primarily in southern China.  Over past twelve months, the Company has experienced issues related to the availability of containers and routing to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2021 and 2020:

Total cash provided by (used in):	2021	2020
Operating activities	$(928,093)	$(180,900)
Investing activities	(152,920)	(368,564)
Financing activities	1,364,046	—
Net increase (decrease) in cash and cash equivalents	$283,033	$(549,464)

Operating Activities

The investment in inventories was the driving factor for the increase in cash used by operating activities during the three months ended September 30, 2021.  The Company has increased investment in inventory to ensure availability of communication headphones and to provide better inventory positions on key products to mitigate the impacts of supply chain disruptions. The impact of the investment in inventory was partially offset by increased accounts payable related to the inventory investment.

Investing Activities

Cash used in investing activities was lower for the three months ended September 30, 2021. In the prior year, the Company had increased expenditures for a new operating system and leasehold improvements. During the fiscal year ending June 30, 2022, the Company anticipates it will incur total expenditures for tooling, leasehold improvements and capital expenditures of approximately $600,000.  The Company expects to generate sufficient cash flow from operations or from the use of its available cash and its credit facility to fund these expenditures.

Financing Activities

In the three months ended September 30, 2021, an aggregate of 529,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $1.4 million. No stock options were exercised in the three months ended September 30, 2020.

As of September 30, 2021, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended September 30, 2021 or 2020 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of September 30, 2021, and June 30, 2021, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission on August 20, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2021, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - September 30, 2021	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2021.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2021 and 2020 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 29, 2021
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	October 29, 2021
David D. Smith
Chief Financial Officer
Principal Accounting Officer