Form 10-Q
period 2021-12-31
KOSS CORP
filed 2022-02-04
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2021

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

At January 31, 2022, there were 9,147,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2021

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,788,804	$6,950,215
Accounts receivable, less allowance for doubtful accounts of $5,736 and $41,499, respectively	1,458,066	2,240,785
Life insurance receivable	2,007,769	—
Inventories, net	7,746,449	5,901,512
Prepaid expenses and other current assets	470,561	456,004
Total current assets	19,471,649	15,548,516

Equipment and leasehold improvements, net	1,195,240	1,281,180

Other assets:
Operating lease right-of-use asset	2,162,513	2,305,455
Cash surrender value of life insurance	5,701,844	7,188,994
Total other assets	7,864,357	9,494,449

Total assets	$28,531,246	$26,324,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$866,195	$398,433
Accrued liabilities	751,643	665,567
Deferred revenue	606,794	694,632
Operating lease liability	295,144	288,949
Income taxes payable	6,605	4,543
Total current liabilities	2,526,381	2,052,124

Long-term liabilities:
Deferred compensation	2,264,909	2,491,482
Deferred revenue	164,745	188,932
Operating lease liability	1,867,369	2,016,506
Total long-term liabilities	4,297,023	4,696,920

Total liabilities	6,823,404	6,749,044

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,147,795 and 8,608,706, respectively	45,739	43,044
Paid in capital	12,452,554	10,802,118
Retained earnings	9,209,549	8,729,939
Total stockholders' equity	21,707,842	19,575,101

Total liabilities and stockholders' equity	$28,531,246	$26,324,145

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Net sales	$4,415,886	$4,929,789	$8,780,953	$10,138,084
Cost of goods sold	2,866,193	3,311,892	5,649,423	6,883,960
Gross profit	1,549,693	1,617,897	3,131,530	3,254,124

Selling, general and administrative expenses	1,229,294	1,615,824	3,010,091	3,121,595

Income from operations	320,399	2,073	121,439	132,529

Other income	255,975	506,700	355,975	506,700
Interest income	3,626	2,660	4,258	609

Income before income tax provision	580,000	511,433	481,672	639,838

Income tax provision	1,031	2,543	2,062	4,019

Net income	$578,969	$508,890	$479,610	$635,819

Income per common share:
Basic	$0.06	$0.07	$0.05	$0.09
Diluted	$0.06	$0.07	$0.05	$0.09

Weighted-average number of shares:
Basic	9,144,099	7,405,758	8,994,023	7,405,295
Diluted	10,064,713	7,453,450	10,062,915	7,424,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2021	2020
Operating activities:
Net income	$479,610	$635,819
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery of) provision for doubtful accounts of accounts receivable	(35,764)	8,108
Depreciation of equipment and leasehold improvements	161,095	153,559
Stock-based compensation expense	262,785	309,756
Change in cash surrender value of life insurance	(168,756)	(158,521)
Provision for deferred compensation	167,560	58,000
Deferred compensation paid	(71,250)	(75,000)
Deferred compensation relieved	(472,883)	—
Other income - SBA loan forgiveness	—	(506,700)
Other income - Net gain from life insurance benefits	(255,975)	—
Net changes in operating assets and liabilities:
Accounts receivable	818,483	(234,090)
Inventories	(1,844,937)	(264,220)
Prepaid expenses and other current assets	(14,557)	(135,479)
Income taxes receivable	—	4,019
Income taxes payable	2,062	—
Accounts payable	467,762	282,535
Accrued liabilities	236,076	474,481
Deferred revenue	(112,025)	232,413
Net cash (used in) provided by operating activities	(380,714)	784,680

Investing activities:
Purchase of equipment and leasehold improvements	(75,155)	(374,558)
Life insurance premiums paid	(95,888)	(103,730)
Net cash (used in) investing activities	(171,043)	(478,288)

Financing activities:
Proceeds from exercise of stock options	1,390,346	88,918
Net cash provided by financing activities	1,390,346	88,918

Net increase in cash and cash equivalents	838,589	395,310
Cash and cash equivalents at beginning of period	6,950,215	3,999,409
Cash and cash equivalents at end of period	$7,788,804	$4,394,719

Non-cash financing and investing activity:
Reclassification of cash surrender value of life insurance to life insurance receivable	$1,751,794	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net income	—	—	—	479,610	479,610
Stock-based compensation expense	—	—	262,785	—	262,785
Stock option exercises	539,089	2,695	1,387,651	—	1,390,346
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842

	Six Months Ended December 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	635,819	635,819
Stock-based compensation expense	—	—	309,756	—	309,756
Stock option exercises	42,658	213	88,705	—	88,918
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591

	Three Months Ended December 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2021	9,137,795	$45,689	$12,302,395	$8,630,580	$20,978,664
Net income	—	—	—	578,969	578,969
Stock-based compensation expense	—	—	123,909	—	123,909
Stock option exercises	10,000	50	26,250	—	26,300
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842

	Three Months Ended December 31, 2020
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2020	7,404,831	$37,024	$7,035,723	$8,363,274	$15,436,021
Net income	—	—	—	508,890	508,890
Stock-based compensation expense	—	—	156,762	—	156,762
Stock option exercises	42,658	213	88,705	—	88,918
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, the condensed consolidated statements of income for the three and six months ended December 31, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended December 31, 2021 and 2020, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2021 and 2020, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    INCOME TAXES

A state tax provision of $1,031 and $2,062 was recorded for the three and six months ended December 31, 2021.  For the three and six months ended December 31, 2020, the state tax provision was $2,543 and $4,019, respectively. The federal income tax expense was zero for the three and six months ended December 31, 2021 and the three and six months ended December 31, 2020.

In the six months ended December 31, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $8,000,000. The deduction of this stock option exercise compensation expense is expected to cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The tax loss carryforward for the year ending June 30, 2022, including the stock-based compensation expense deductions in the six months ended December 31, 2021, is expected to be approximately $39,800,000. The additional estimated tax loss carryforward increased the deferred tax asset to approximately $12,000,000 as of December 31, 2021, and the future realization of this is uncertain. The valuation allowance was increased to fully offset the deferred tax asset.

C) OTHER INCOME

In December 2021, the Company recognized approximately $256,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

In July 2021, the Company entered into a license agreement with a headphone manufacturer (whereby the manufacturer licensed the use of certain patents in certain of their headphones). The one-time license fee of $100,000 was also treated as other income. Other income is shown as a separate line on the condensed consolidated statement of income. There was a related payment of $100,000 to a third party that was charged to legal expense in the first quarter.

D) DEFERRED COMPENSATION

The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on various assumptions which may include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company’s current and non-current compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Condensed Consolidated Balance Sheets.

In December 2021, the Company’s founder and former officer passed away. The Company had a total deferred compensation liability of $472,883 recorded at June 30, 2021 related to the former officer, which at his death was relieved. Deferred compensation income of $472,883 was recognized in selling, general and administrative expenses as a result. Payments of $71,250 made under this arrangement during the six months ended December 31, 2021 were expensed as paid. The remaining deferred compensation liability of $2,264,909 and $2,168,599 recorded at December 31, 2021 and June 30, 2021, respectively, relates to the current officer’s plan. Deferred compensation expense of $45,000 and $96,310 was recognized under this arrangement in the three and six months ended December 31, 2021.

2.    INVENTORIES

The components of inventories were as follows:

	December 31, 2021	June 30, 2021
Raw materials	$2,227,757	$2,067,572
Finished goods	7,312,653	5,621,228
Inventories, gross	9,540,410	7,688,800
Reserve for obsolete inventory	(1,793,961)	(1,787,288)
Inventories, net	$7,746,449	$5,901,512

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2021, the Company was in material compliance with all covenants related to the Credit Agreement. As of December 31, 2021, and June 30, 2021, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") for $506,700 under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. On November 3, 2020, the Company was notified that the full principal amount of $506,700 had been forgiven and was recorded as other income in the accompanying condensed statements of income for the three and six months ended December 31, 2020.

4.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
United States	$3,191,867	$3,652,303	$6,003,559	$7,598,576
Export	1,224,019	1,277,486	2,777,394	2,539,508
Net Sales	$4,415,886	$4,929,789	$8,780,953	$10,138,084

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. In the six months ended December 31, 2021 and 2020, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $335,578 and $200,424, respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $593,920 as of June 30, 2020. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding.  Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator
Net income	$578,969	$508,890	$479,610	$635,819

Denominator
Weighted average shares, basic	9,144,099	7,405,758	8,994,023	7,405,295
Dilutive effect of stock compensation awards (1)	920,614	47,692	1,068,892	18,944
Diluted shares	10,064,713	7,453,450	10,062,915	7,424,239

Net income attributable to common shareholders per share:
Basic	$0.06	$0.07	$0.05	$0.09
Diluted	$0.06	$0.07	$0.05	$0.09

(1) Excludes approximately 2,490,061 and 2,564,584 weighted average stock options during the three and six months ended December 31, 2020, respectively, as the impact of such awards was anti-dilutive. For the three and six months ended December 31, 2021, no stock options were anti-dilutive.

6.    RELATED PARTY LEASE

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company’s former Chairman’s revocable trust.  On January 5, 2017,  the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

7.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of December 31, 2021 the Company’s top three accounts receivable customers represented approximately 26%, 23%, and 13% of trade accounts receivables. These same customers represented approximately 24%, 19%, and 0% of trade accounts receivable at June 30, 2021.

8.    LEGAL MATTERS

As of December 31, 2021, the Company is involved in the matters described below:

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

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2021	2020	2021	2020
Net sales	$4,415,886	$4,929,789	$8,780,953	$10,138,084
Net sales (decrease) increase %	(10.4)%	18.4%	(13.4)%	5.9%
Gross profit	$1,549,693	$1,617,897	$3,131,530	$3,254,124
Gross profit as % of net sales	35.1%	32.8%	35.7%	32.1%
Selling, general and administrative expenses	$1,229,294	$1,615,824	$3,010,091	$3,121,595
Selling, general and administrative expenses as % of net sales	27.8%	32.8%	34.3%	30.8%
Interest income	$3,626	$2,660	$4,258	$609
Other income	$255,975	$506,700	$355,975	$506,700
Income before income tax provision	$580,000	$511,433	$481,672	$639,838
Income before income tax as % of net sales	13.1%	10.4%	5.5%	6.3%
Income tax provision	$1,031	$2,543	$2,062	$4,019
Income tax provision as % of income before income tax	0.2%	0.5%	0.4%	0.6%

2021 Results Compared with 2020

(comments refer to both the three and six month periods ended December 31 unless otherwise noted)

For the three months and six ended December 31, 2021, net sales decreased 10.4% and 13.4%, respectively. The decrease in net sales was driven primarily by declines in the domestic markets.

Net sales in the domestic market were approximately $3,192,000 in the three months ended December 31, 2021, compared to approximately $3,652,000 in the prior year period. Domestic net sales for the six months ended December 31, 2021 were $6,004,000 compared to $7,599,000 for the same period in the prior year. Net sales to certain distrbutors were down as a result of a prior year surge in demand for communication headsets in the education market that did not continue at the same level in the current fiscal period. Also, the loss of sales to a mass retailer in the U.S. for a non Koss branded product impacted sales by $165,000 and $892,000, respectively, for the three and six months ended December 31, 2021. The final shipment of this product was during the quarter ended March 31, 2021. These net sales were at lower than normal margins. These declines were partially offset by growth in direct-to-consumer (DTC) sales.

Export net sales decreased slightly to approximately $1,224,000 for the three months ended December 31, 2021, compared to approximately $1,278,000 for the same period last year. Export sales were approximately $2,777,000 in the six months ended December 31, 2021 compared to approximately $2,539,000 in the prior year period. Sales to distributors in Europe were the primary drivers for the six month increase, mainly related to new products introduced in the last year.

Gross profit increased to 35.7% for the six months ended December 31, 2021, compared to 32.1% for the six months ended December 31, 2020.  Sales in the current year reflect a more favorable mix in both markets and products. The higher gross profit in the current year was due mainly to lost placement at a U.S. based mass retailer, which was low margin business, and increased, higher margin sales to DTC and distributors in the prison market.

Late in the fiscal year ended June 30, 2021, the Company began experiencing increased delays in product shipments from suppliers in Asia. The worldwide disruption in ocean freight, as well as congestion at the ports on the U.S. west coast and domestic railyards, has caused delays and significantly increased inbound shipping costs. The higher shipping costs will negatively impact margins in the forseeable future.

Selling, general and administrative expenses for the three months ended December 31, 2021 decreased 23.9%, or approximately $387,000 to approximately $1,229,000.  The primary factor was the reversal of the deferred compensation liability of $472,000 for the Company’s founder who passed away in December 2021. This was partially offset by an increase in expenses related to information technology systems and services.

Other income for the three and six months ended December 31, 2021 was $256,000 and $356,000, respectively. In December 2021, the Company recognized other income on the proceeds from a company-owned life insurance policy on its founder, who passed away December 21, 2021. In July 2021, the Company recorded a one-time license fee of $100,000 related to a license agreement entered into with a headphone manufacturer whereby the manufacturer licensed the use of certain patents in certain of their headphones. A related payment of $100,000 to a third party was charged to legal expense. For the three and six months ended December 31, 2020, the Company recognized other income of $507,000 related to the forgiveness of an unsecured loan under the Small Business Administration Paycheck Protection Program of the CARES Act.

Income tax expense for the three and six months ended December 31, 2021 was comprised of the U.S. federal statutory rate of 21% and the effect of state income taxes offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three and six months ended December 31, 2021 and 2020. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2021, plus the additional federal net operating loss carryforward generated by the deductible compensation expense on stock option exercises for the six months ended December 31, 2021.

In the six months ended December 31, 2021, stock option exercises resulted in tax deductible compensation expense of approximately $8,000,000. The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The expected federal tax loss carryforward, including the stock-based compensation expense deductions in the six months ended December 31, 2021, will be approximately $39,800,000. The additional estimated tax loss carryforward increased the deferred tax asset to approximately $12,000,000 as of December 31, 2021, and the future realization of this is uncertain. The valuation allowance was increased to fully offset the deferred tax asset.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If the program is successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful. Additionally, in the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties.

The Company believes that its financial position remains strong. The Company had $7.8 million of cash and cash equivalents and available credit facilities of $5.0 million at December 31, 2021.

COVID-19 Impact

The Company has been closely monitoring the COVID-19 situation to protect the health and safety of its employees and customers.  Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world.

Even though much of the population has returned to working from home and studying online due to recent COVID-19 related directives, the Company did not see the surge in the sale of specific communication headsets in the six months ended December 31, 2021 that occured in the same period in the prior year. Also, certain retail businesses throughout the Company’s markets, particularly in certain European markets, have seen continued disruption.  The Company expects the negative sales impacts caused by this disruption to continue until markets re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be determined by the effectiveness of vaccines, rollout of vaccine boosters, the duration of the pandemic, impact of variants, its geographic spread, further business disruptions and the overall impact on the economy throughout the globe.

The Company’s supply chain is primarily in southern China.  Beginning in fiscal year 2021, the Company has experienced issues related to the availability of containers and routing to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2021 and 2020:

Total cash provided by (used in):	2021	2020
Operating activities	$(380,714)	$784,680
Investing activities	(171,043)	(478,288)
Financing activities	1,390,346	88,918
Net increase in cash and cash equivalents	$838,589	$395,310

Operating Activities

The investment in inventories was the driving factor for the increase in cash used by operating activities during the six months ended December 31, 2021.  The Company has increased investment in inventory to ensure availability and to provide better inventory positions on key products to mitigate the impacts of supply chain disruptions. The impact of the investment in inventory was partially offset by a decrease in accounts receivable, as a result of lower sales, and increased accounts payable related to the inventory investment. The cash used by operating activities in the three and six months ended December 31, 2021 also included a net gain on a life insurance policy held on the Company’s founder, who passed away in December 2021.

Investing Activities

Cash used in investing activities for the six months ended December 31, 2021 was lower than the same period in the prior year. In the prior year, the Company had increased expenditures for a new operating system and leasehold improvements. The Company expects to generate sufficient cash flow from operations or from the use of its available cash and its credit facility to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

In the six months ended December 31, 2021, an aggregate of 539,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $1.4 million. An aggregate of 42,658 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan in the six months ended December 31, 2020. The cash provided from these stock option exercises was approximately $89,000.

As of December 31, 2021, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended December 31, 2021 or 2020 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in material compliance with all covenants related to the Credit Agreement. As of December 31, 2021, and June 30, 2021, there were no outstanding borrowings on the facility.

Contractual Obligation

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly-owned by the Company’s former Chairman’s revocable trust.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

Off-Balance Sheet Transactions

At December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2021, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - December 31, 2021	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2021.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2021 and 2020 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	February 4, 2022
Michael J. Koss
Chairman
Chief Executive Officer

/s/ David D. Smith	February 4, 2022
David D. Smith
Chief Financial Officer
Principal Accounting Officer