Form 10-Q
period 2022-03-31
KOSS CORP
filed 2022-05-06
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2022

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

At May 2, 2022, there were 9,147,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2022

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,487,935	$6,950,215
Accounts receivable, less allowance for doubtful accounts of $6,284 and $41,500, respectively	2,316,329	2,240,785
Inventories, net	7,750,800	5,901,512
Prepaid expenses and other current assets	460,949	456,004
Total current assets	20,016,013	15,548,516

Equipment and leasehold improvements, net	1,146,222	1,281,180

Other assets:
Operating lease right-of-use asset	2,089,896	2,305,455
Cash surrender value of life insurance	5,704,776	7,188,994
Total other assets	7,794,672	9,494,449

Total assets	$28,956,907	$26,324,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$774,483	$398,433
Accrued liabilities	806,544	665,567
Deferred revenue	595,984	694,632
Operating lease liability	298,291	288,949
Income taxes payable	4,380	4,543
Total current liabilities	2,479,682	2,052,124

Long-term liabilities:
Deferred compensation	2,284,909	2,491,482
Deferred revenue	170,440	188,932
Operating lease liability	1,791,605	2,016,506
Total long-term liabilities	4,246,954	4,696,920

Total liabilities	6,726,636	6,749,044

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,147,795 and 8,608,706, respectively	45,739	43,044
Paid in capital	12,571,779	10,802,118
Retained earnings	9,612,753	8,729,939
Total stockholders' equity	22,230,271	19,575,101

Total liabilities and stockholders' equity	$28,956,907	$26,324,145

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Net sales	$4,634,552	$3,987,452	$13,415,506	$14,125,537
Cost of goods sold	2,671,336	2,569,900	8,320,759	9,453,860
Gross profit	1,963,216	1,417,552	5,094,747	4,671,677

Selling, general and administrative expenses	1,566,430	2,271,615	4,576,521	5,393,211

Income (loss) from operations	396,786	(854,063)	518,226	(721,534)

Other income	6,415	378,805	362,389	885,505
Interest income	3,578	1,139	7,837	1,748

Income (loss) before income tax provision	406,779	(474,119)	888,452	165,719

Income tax provision	3,575	49	5,638	4,068

Net income (loss)	$403,204	$(474,168)	$882,814	$161,651

Income (loss) per common share:
Basic	$0.04	$(0.06)	$0.10	$0.02
Diluted	$0.04	$(0.06)	$0.09	$0.02

Weighted-average number of shares:
Basic	9,147,795	8,100,730	9,044,532	7,633,722
Diluted	9,888,083	8,100,730	10,024,473	9,188,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2022	2021
Operating activities:
Net income	$882,814	$161,651
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery of) provision for doubtful accounts of accounts receivable	(35,216)	(171)
Depreciation of equipment and leasehold improvements	225,130	222,998
Stock-based compensation expense	382,010	464,032
Change in cash surrender value of life insurance	(171,688)	(169,963)
Provision for deferred compensation	187,560	173,000
Deferred compensation paid	(71,250)	(112,500)
Deferred compensation relieved	(472,883)	—
Other income - SBA loan forgiveness	—	(506,700)
Other income - Net gain from life insurance benefits	(262,391)	—
Loss on disposal of fixed assets	7,856	—
Net changes in operating assets and liabilities:
Accounts receivable	(40,328)	355,531
Inventories	(1,849,288)	(1,318,377)
Prepaid expenses and other current assets	(4,945)	(212,482)
Income taxes payable	(163)	4,068
Accounts payable	376,050	122,598
Accrued liabilities	290,977	230,915
Deferred revenue	(117,140)	150,041
Net cash provided by operating activities	(672,895)	(435,359)

Investing activities:
Purchase of equipment and leasehold improvements	(98,028)	(546,664)
Life insurance premiums paid	(95,887)	(103,891)
Proceeds from life insurance policy	2,014,184	—
Net cash provided by (used in) investing activities	1,820,269	(650,555)

Financing activities:
Proceeds from exercise of stock options	1,390,346	3,115,457
Net cash provided by financing activities	1,390,346	3,115,457

Net increase in cash and cash equivalents	2,537,720	2,029,543
Cash and cash equivalents at beginning of period	6,950,215	3,999,409
Cash and cash equivalents at end of period	$9,487,935	$6,028,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net income	—	—	—	882,814	882,814
Stock-based compensation expense	—	—	382,010	—	382,010
Stock option exercises	539,089	2,695	1,387,651	—	1,390,346
Balance, March 31, 2022	9,147,795	$45,739	$12,571,779	$9,612,753	$22,230,271

	Nine Months Ended March 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	$37,024	$6,882,729	$8,236,345	$15,156,098
Net income	—	—	—	161,651	161,651
Stock-based compensation expense	—	—	464,032	—	464,032
Stock option exercises	1,111,992	5,560	3,109,897	—	3,115,457
Balance, March 31, 2021	8,516,823	$42,584	$10,456,658	$8,397,996	$18,897,238

	Three Months Ended March 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842
Net income	—	—	—	403,204	403,204
Stock-based compensation expense	—	—	119,225	—	119,225
Stock option exercises	—	—	—	—	—
Balance, March 31, 2022	9,147,795	$45,739	$12,571,779	$9,612,753	$22,230,271

	Three Months Ended March 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2020	7,447,489	$37,237	$7,281,190	$8,872,164	$16,190,591
Net (loss)	—	—	—	(474,168)	(474,168)
Stock-based compensation expense	—	—	154,275	—	154,275
Stock option exercises	1,069,334	5,347	3,021,193	—	3,026,540
Balance, March 31, 2021	8,516,823	$42,584	$10,456,658	$8,397,996	$18,897,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, the condensed consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021, and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2022 and 2021, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

The preparation of financial statements in conformity with U.S. GAAP requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, income tax valuation allowance, stock-based compensation and deferred compensation. Actual results could differ from the Company's estimates.

B)    INCOME TAXES

A state tax provision of $3,575 and $5,638 was recorded for the three and nine months ended March 31, 2022.  For the three and nine months ended March 31, 2021, the state tax provision was $49 and $4,068, respectively. The federal income tax expense was zero for the three and nine months ended March 31, 2022 and 2021.

In the nine months ended March 31, 2022, stock option exercises resulted in tax deductible compensation expense of approximately $8,000,000. The deduction of this stock option exercise compensation expense is expected to cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The tax loss carryforward as of June 30, 2022, including the stock-based compensation expense deductions in the nine months ended March 31, 2022, is expected to be approximately $39,000,000. The adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $11,800,000 as of March 31, 2022, and the future realization of this is uncertain. The valuation allowance was also decreased to fully offset the deferred tax asset.

C) OTHER INCOME

In December 2021, the Company recognized approximately $262,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

In July 2021, the Company entered into a license agreement with a headphone manufacturer (whereby the manufacturer licensed the use of certain patents in certain of their headphones). The one-time license fee of $100,000 was also treated as other income. Other income is shown as a separate line on the condensed consolidated statements of operations. There was a related payment of $100,000 to a third party that was charged to legal expense in the first quarter.

D) DEFERRED COMPENSATION

The Company’s deferred compensation liabilities are for a current and former officer and are calculated based on various assumptions which may include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company’s current and non-current compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the condensed consolidated balance sheets.

In December 2021, the Company’s founder and former officer passed away. The Company had a total deferred compensation liability of $472,883 recorded at June 30, 2021 related to the former officer, which at his death was relieved. Deferred compensation income of $472,883 was recognized in selling, general and administrative expenses as a result. Payments of $71,250 were made under this arrangement until December 31, 2021 and were expensed as paid. The remaining deferred compensation liability of $2,284,909 and $2,168,599 recorded at March 31, 2022 and June 30, 2021, respectively, relates to a current officer’s plan. Deferred compensation expense of $20,000 and $116,310 was recognized under this arrangement in the three and nine months ended March 31, 2022.

2.    INVENTORIES

The components of inventories were as follows:

	March 31, 2022	June 30, 2021
Raw materials	$2,240,057	$2,067,572
Finished goods	7,395,266	5,621,228
Inventories, gross	9,635,323	7,688,800
Reserve for obsolete inventory	(1,884,523)	(1,787,288)
Inventories, net	$7,750,800	$5,901,512

3.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2022, the Company was in material compliance with all covenants related to the Credit Agreement. As of March 31, 2022, and June 30, 2021, there were no outstanding borrowings on the facility.

On April 13, 2020, the Company received an unsecured loan (the "SBA Loan") for $506,700 under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank. On November 3, 2020, the Company was notified that the full principal amount of $506,700 had been forgiven and was recorded as other income in the accompanying condensed statement of operations for the nine months ended March 31, 2021.

4.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
United States	$3,735,235	$2,693,041	$9,781,357	$10,291,957
Export	899,317	1,294,411	3,634,149	3,833,580
Net Sales	$4,634,552	$3,987,452	$13,415,506	$14,125,537

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. In the nine months ended March 31, 2022 and 2021, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $394,963 and $271,179 respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $593,920 as of June 30, 2020. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator
Net income (loss)	$403,204	$(474,168)	$882,814	$161,651

Denominator
Weighted average shares, basic	9,147,795	8,100,730	9,044,532	7,633,722
Dilutive effect of stock compensation awards (1)	740,288	—	979,941	1,554,280
Diluted shares	9,888,083	8,100,730	10,024,473	9,188,002

Net income (loss) attributable to common shareholders per share:
Basic	$0.04	$(0.06)	$0.10	$0.02
Diluted	$0.04	$(0.06)	$0.09	$0.02

(1) Excludes approximately 2,226,184 weighted average stock options during the three months ended March 31, 2021, as the impact of such awards was anti-dilutive. For the three and nine months ended March 31, 2022, and the nine months ended March 31, 2021, no stock options were anti-dilutive.

6.    RELATED PARTY LEASE

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly owned by the Company’s former Chairman’s revocable trust.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

7.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of March 31, 2022, the Company’s top two accounts receivable customers represented approximately 28% and 18% of trade accounts receivables. These same customers represented approximately 24% and 19% of trade accounts receivable at June 30, 2021.

8.    LEGAL MATTERS

As of March 31, 2022, the Company is involved in the matters described below:

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

A trial date for the suit against Apple Inc. in the U.S. District Court in the Western District of Texas is currently set for July 25, 2022.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 pandemic on the economy, the impact of the Russian-Ukrainian conflict and the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2022, and 2021:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2022	2021	2022	2021
Net sales	$4,634,552	$3,987,452	$13,415,506	$14,125,537
Net sales increase (decrease) %	16.2%	(16.7)%	(5.0)%	(1.7)%
Gross profit	$1,963,216	$1,417,552	$5,094,747	$4,671,677
Gross profit as % of net sales	42.4%	35.6%	38.0%	33.1%
Selling, general and administrative expenses	$1,566,430	$2,271,615	$4,576,521	$5,393,211
Selling, general and administrative expenses as % of net sales	33.8%	57.0%	34.1%	38.2%
Interest income	$3,578	$1,139	$7,837	$1,748
Other income	$6,415	$378,805	$362,389	$885,505
Income (loss) before income tax provision	$406,779	$(474,119)	$888,452	$165,719
Income (loss) before income tax as % of net sales	8.8%	(11.9)%	6.6%	1.2%
Income tax provision	$3,575	$49	$5,638	$4,068
Income tax provision as % of income (loss) before income tax	0.9%	(0.0)%	0.6%	2.5%

2022 Results Compared with 2021

(comments refer to both the three and nine month periods ended March 31 unless otherwise noted)

Net sales for the quarter ended March 31, 2022 increased 16.2% behind better than expected direct-to-consumer (DTC) sales and sales to our distributor market class. For the nine months ended March 31, 2022, net sales declined by 5% driven primarily by declines in sales to certain of our distributors and minimal sales to mass retailers.

Net sales in the domestic market were approximately $3,735,000 in the three months ended March 31, 2022, compared to approximately $2,693,000 in the prior year period. Domestic net sales for the nine months ended March 31, 2022 were $9,781,000 compared to $10,292,000 for the same period in the prior year, a decrease of 5%. Net sales to our largest distributor were down as a result of a prior year surge in demand for communication headsets in the education market that did not continue at the same level in the current fiscal period. Also, the loss of sales to a mass retailer in the U.S. for a non-Koss branded product impacted sales by $188,000 and $1,080,000 for the three and nine months ended March 31, 2022, respectively. The final shipment of this product was during the quarter ended March 31, 2021. These net sales were at lower than average margins. These declines were mostly offset by growth in DTC sales.

Export net sales decreased to approximately $899,000 for the three months ended March 31, 2022, compared to approximately $1,294,000 for the same period last year due to an overall reduction in sales to Europe distributors. Export net sales for the nine months ended March 31, 2022 also declined, to approximately $3,634,000 in the current fiscal year as compared to approximately $3,834,000 in the prior year period. The continuing decline in sales to distributors in Asia was the primary driver for the nine month decrease.

Gross profit increased to 38.0% for the nine months ended March 31, 2022, compared to 33.1% for the nine months ended March 31, 2021.  Sales in the current year continue to reflect a more favorable mix in both markets and products. Increased, higher margin sales to DTC and the distributors class translated to higher gross profit margins. Lost placement at a U.S. based mass retailer, which was low margin business, contributed as well.

The delays throughout the supply chain that began late last fiscal year as a result of the persistence of COVID-19 in all parts of the world, and presently due in part to the recent conflict in Eastern Europe, continue to affect the Company. Chinese New Year added to the delays in product shipments from suppliers in Asia. The ongoing disruption in ocean freight and congestion at the ports on the U.S. west coast resulting in delivery delays have resulted in increased inbound shipping costs. While rising shipping costs are expected to linger and negatively impact margins in the foreseeable future, the Company did see lower freight rates on inbound shipments during the quarter ended March 31, 2022, due in part to a dedicated freight forwarding partner.

Selling, general and administrative expenses for the three months ended March 31, 2022 decreased 31.0%, or approximately $705,000, to approximately $1,566,000.  The decrease was primarily driven by a drop in employer taxes on stock option exercises which were approximately $536,000 during the prior year’s third quarter and zero in the current quarter. For the nine months ended March 31, 2022, selling, general and administrative expenses dropped $817,000, or 15.1%, compared to the same period in the prior year. The primary factors were the reversal of the deferred compensation liability of $473,000 for the Company’s founder who passed away in December 2021 and lower employer taxes on fewer stock option exercises during the nine months ended March 31, 2022.

Other income for the three and nine months ended March 31, 2022 was $6,000 and $362,000, respectively, compared to $379,000 and $886,000 during the same three and nine month periods in the prior year. In fiscal year 2022, the Company recognized $262,000 of other income related to the proceeds from a company-owned life insurance policy on its founder, who passed away in December 2021. Also, in July 2021, the Company recorded a one-time license fee of $100,000 related to a license agreement entered into with a headphone manufacturer whereby the manufacturer licensed the use of certain patents in certain of their headphones. A related payment of $100,000 to a third party was charged to legal expense. For the nine months ended March 31, 2021, other income includes $507,000 related to the forgiveness of the Company’s unsecured loan under the Small Business Administration Paycheck Protection Program of the CARES Act as well as $379,000 received from a director in disgorgement of short-swing profits under Section 16(b) of the Exchange Act.

.

Income tax expense for the three and nine months ended March 31, 2022 was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.5%, offset by an adjustment to the valuation allowance for deferred tax assets. The effective tax rate was less than 1% in the three and nine months ended March 31, 2022 and 2021. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2021, plus the additional federal net operating loss carryforward generated by the deductible compensation expense on stock option exercises for the nine months ended March 31, 2022.

In the nine months ended March 31, 2022, stock option exercises resulted in tax deductible compensation expense of approximately $8,000,000. The deduction of this stock option exercise compensation expense will cause a tax loss in the year ended June 30, 2022, which will be carried forward to future tax years. The expected federal tax loss carryforward, including the stock-based compensation expense deductions in the nine months ended March 31, 2022, will be approximately $39,000,000. The quarterly adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $11,800,000 as of March 31, 2022, and the future realization of this is uncertain. The valuation allowance was also decreased to fully offset the deferred tax asset.

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

The Company believes that its financial position remains strong. The Company had $9.5 million of cash and cash equivalents and available credit facilities of $5.0 million on March 31, 2022.

Recent Events

Recent events continuing to impact our business include COVID-19, the inflationary cost environment, disruption in our supply chain, and Russia’s invasion of Ukraine. As more fully described below, we expect each of these factors will impact our fiscal 2022 performance.

While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

COVID-19: The Company has closely monitored the impact of COVID-19 (including the emergence of variants) to protect the health and safety of its employees and customers.  Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions are varied based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. The Company saw a surge in the sale of specific communication headsets in the nine months ended March 31, 2021 that did not repeat in the same period in the current year. Also, certain retail businesses throughout the Company’s markets, particularly in certain European markets due to the spread of the Omicron subvariant BA.2, have seen continued disruption.  The Company expects the negative sales impacts caused by this disruption to continue until markets more fully re-open and consumer spending returns to normal.

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

To protect the safety, health and well-being of employees, customers, and suppliers, the Company continues to maintain several preventive measures while also meeting the needs of global customers. They include increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, holding certain events virtually and limitations on visitor access to facilities.

The Company is committed to continuing to execute these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

Inflationary Cost Environment and Supply Chain Disruption – During fiscal 2022, we have experienced inflationary cost increases in our commodities, packaging materials and transportation costs. These increases have been partially mitigated by pricing actions implemented in the third quarter of the current fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases.

The Company’s supply chain is primarily in southern China.  Since late fiscal year 2021, the Company has experienced issues related to the availability of containers and routings to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.  The latest COVID-19 resurgence resulted in another shut-down of several major ports in China, thus impacting manufacturing of our products and shipments from our suppliers.

Russia’s Invasion of Ukraine: The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with the recent Executive Order declared on April 6, 2022, the Company has suspended sales into Russia. Also, given the current humanitarian crisis in Ukraine and the population seeking refuge in other countries, sales to Ukraine have been impacted. Neither Russia nor Ukraine constitutes a significant portion of the business, less than 5% of net sales for the three months ended March 31, 2022, so there was not a material impact on the current quarter. We are uncertain, however, of the impact it will have on our results of operations for the future.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2022 and 2021:

Total cash provided by (used in):	2022	2021
Operating activities	$(672,895)	$(435,359)
Investing activities	1,820,269	(650,555)
Financing activities	1,390,346	3,115,457
Net increase in cash and cash equivalents	$2,537,720	$2,029,543

Operating Activities

The investment in inventories was the driving factor for the increase in cash used by operating activities during the nine months ended March 31, 2022.  The Company increased the investment in inventory to ensure availability and to provide better inventory positions on key products to mitigate the continued impacts of supply chain disruptions. The impact of the investment in inventory was partially offset by increased accounts payable and accrued liabilities related to the inventory investment and an increase in customer deposits from certain of our export customers. The cash used by operating activities in the nine months ended March 31, 2022 also included a net gain of $262,000 on a life insurance policy held on the Company’s founder, who passed away in December 2021.

Investing Activities

Cash provided by investing activities for the nine months ended March 31, 2022 was related to the receipt of $2,014,000 of proceeds on company-owned life insurance policies on the Company’s founder who passed away in December 2021. This was slightly offset by premiums paid for company-owned life insurance policies on other executives. In the prior year, the Company had increased expenditures for a new operating system and leasehold improvements. The Company expects to generate sufficient cash flow from operations or from the use of its available cash and its credit facility to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

In the nine months ended March 31, 2022, an aggregate of 539,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $1,390,000. An aggregate of 1,111,992 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan in the nine months ended March 31, 2021. The cash provided from these stock option exercises was approximately $3,115,000.

As of March 31, 2022, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended March 31, 2022 or 2021 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2022, the Company was in material compliance with all covenants related to the Credit Agreement. As of March 31, 2022, and June 30, 2021, there were no outstanding borrowings on the facility.

Contractual Obligation

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is wholly owned by the Company’s former Chairman’s revocable trust.  On January 5, 2017, the lease was renewed for a period of five years, ending June 30, 2023, and is being accounted for as an operating lease.  The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at the same rate for an additional five years ending June 30, 2028.  The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

Off-Balance Sheet Transactions

At March 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2022, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - March 31, 2022	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2022.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2022 and 2021 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 6, 2022
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	May 6, 2022
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer