Form 10-K
period 2022-06-30
KOSS CORP
filed 2022-08-26
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2021, was approximately $53,187,151 (based on the $10.68 per share closing price of the Company’s common stock as reported on the Nasdaq Stock Market on December 31, 2021).

On August 22, 2022, there were 9,147,795 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “shall,” “forecasts,” “predicts,” “potential,” “continue,” “seeks,” “goal,” “projects,” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on the Company’s operations, including its supply chain; the impact of the Russian-Ukraine conflict on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; volatility in the price and trading volume of our common stock; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

PART I

ITEM 1.   BUSINESS

GENERAL

As used herein unless the context otherwise requires, the term “Company” means Koss Corporation and its subsidiaries, Koss Corp B.V. and Koss U.K. Limited. Koss Corporation was incorporated in Delaware in 1971. It formed Koss Corp B.V. and Koss U.K. Limited to comply with certain European Union (“EU”) requirements. Koss U.K. Limited is maintained to comply with certain U.K. requirements.

The Company operates in the audio/video industry segment of the home entertainment and communication industry through its design, manufacture and sale of stereo headphones and related accessory products. The Company reports its results as a single reporting segment, as the Company’s only business line is the design, manufacture and sale of stereo headphones and related accessories.

The Company’s products are sold through U.S. distributors, international distributors, audio specialty stores, the internet, national retailers, grocery stores, electronics retailers, military exchanges and prisons under the “Koss” name as well as private label. The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products. As of June 30, 2022, the Company had approximately 90 domestic dealers and its products were carried in approximately 2,000 domestic retail outlets and numerous retailers worldwide.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and the Caucasus region. The Company utilizes independent distributors in several foreign countries.

Approximately 76% of the Company’s fiscal year 2022 sales were from stereo headphones used for listening to music. The remaining approximately 24% of the Company’s sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as to original equipment manufacturers (“OEM”). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

The Company sources complete stereo headphones manufactured to its specifications from various manufacturers in Asia as well as raw materials used to produce stereo headphones at its plant in Milwaukee, Wisconsin. Management believes that it has sources of complete stereo headphones and raw materials that are adequate for its needs.

There are no employment or compensation commitments between the Company and its dealers. The Company has contracted several independent manufacturers’ representatives as part of its distribution efforts. The Company typically signs one-year contracts with these manufacturers’ representatives. The arrangements with foreign distributors do not contemplate that the Company pays any compensation other than any profit the distributors make upon their sale of the Company’s products.

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the stereo headphone industry with the first SP/3 stereo headphone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia. As of June 30, 2022, the Company had 427 trademarks registered in 90 countries around the world and 153 patents in 25 countries.  The Company has trademarks to protect the brand name, Koss, and its logo on its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

Given the significance of the Company’s intellectual property to its business, in 2019 the Company launched a program to enforce its intellectual property rights and protects its patent portfolio. As part of this enforcement program, the Company has filed and pursued lawsuits against a number of companies that the Company believes are infringing upon its patents, and may enter into licensing agreements or initiate additional lawsuits. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the stereo headphone industry.

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones have recently increased throughout the year. Management believes that the Company’s business is not seasonal as evidenced by the fact that the Company’s net sales for the last couple of years, including the year ended June 30, 2022, were almost equally split between the first and second halves of the year. Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products. Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet delivery requirements of its customers. While limited, the Company does offer 90-120 day terms to certain customers such as Amazon Vendor Central, computer retailers and office supply stores. From time to time, although rarely, the Company may also extend payment terms to its customers for a special promotion. Based on historical trends, management does not expect these practices to have a material effect on net sales or net income. The Company’s backlog of orders as of June 30, 2022, is minimal in relation to net sales during fiscal year 2022.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, and to listen to other audio related media. The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world. Additionally, the Company fills direct-to-consumer orders on its website. The Company markets its products through approximately 2,000 domestic retail outlets and numerous retailers worldwide. The Company also markets products directly to several original equipment manufacturers for use in their products. Sales to this customer base have been growing in recent years. In the year ended June 30, 2022, the Company’s largest customer was Amazon Seller Central . In the year ended June 30, 2021, the largest customer was Ingram Micro. The Company’s sales to Amazon Seller Central, were approximately 13% and 3% of net sales in fiscal year 2022 and 2021, respectively. Ingram sales were approximately 10% and 18% of net sales in fiscal year 2022 and 2021, respectively. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. A material loss of retailers or distributors would result in a loss of product placement and have an adverse effect on the Company’s financial results. The Company has broad distribution across many channels including specialty stores, mass merchants, and electronics stores. Management believes that any loss of revenues would be partially offset by a corresponding decrease, on a percentage basis, in expenses, thereby partially reducing the impact on the Company’s income from operations. The Company’s five largest customers accounted for approximately 45% and 48% of net sales in fiscal years 2022 and 2021, respectively.

COMPETITION

The Company focuses on the stereo headphone industry. In the stereo headphone market, the Company competes with all major competitors, many of which are large and diversified and have greater total assets and resources than the Company. The extent to which retailers and consumers view the Company as an innovative vendor of high quality stereo headphone products, and a provider of excellent after-sales customer service, is the extent to which the Company maintains a competitive advantage. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service, as well as its intellectual property portfolio, to maintain its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $285,244 during fiscal year 2022. These activities were conducted by both Company personnel and outside consultants. There was $410,602 in expenses for research and development activities during fiscal year 2021. The Company expects to incur on-going research and development costs related to its Bluetooth® and traditional wired headphones as it is planning to introduce new product offerings on a regular basis.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal years 2022 and 2021, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition.

EMPLOYEES

As of June 30, 2022, the Company employed 34 non-union employees, 3 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2022.

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

The Company has sales personnel currently located in the Netherlands and the Caucasus region to service the international export marketplace. Loss of these personnel would result in a transfer of sales and marketing responsibility. The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, Australia, South America, Latin America, the Caribbean, Canada and Mexico. During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2022	2021
United States	$13,034,647	$14,298,358
Sweden	1,552,559	1,340,714
Czech Republic	1,195,768	1,400,615
Malaysia	395,914	567,181
Russian Federation	339,873	588,340
Canada	314,607	374,955
Ukraine	256,749	151,863
All other countries	517,150	823,982
Net sales	$17,607,267	$19,546,008

As a result of the Russian-Ukraine conflict, the Company suspended all sales to Russia in accordance with Executive Order 14071 issued by President Biden on April 6, 2022. Sales to Ukraine have also been impacted as a result of the humanitarian crisis there due to the ongoing hostilities. Neither Russia nor Ukraine represents a significant portion of the Company’s business; in the aggregate, less than 3.4% of net sales for the year ended June 30, 2022. The Company is uncertain, however, how the conflict will impact future sales.

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses contract manufacturing facilities in the People’s Republic of China and Taiwan. A contract employee is based in China to manage supplier quality and to assist with development of new products. Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically. The Company maintains finished goods inventory in its U.S. facility to mitigate this risk. The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months, in which case the Company believes that it could restore production of its top 10 selling models (which represent approximately 62% of the Company’s 2022 net sales) within 12-18 months. Required compliance testing impacts the time it takes to bring a product to market as well as the time necessary to retool a product and re-enter the marketplace. The Company is also at risk if trade restrictions are introduced on its products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

CYBERSECURITY

The Company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the Company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through a security breach. The Company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the Company’s business, increase costs and/or could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the Company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the Company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations. The Company has programs in place intended to address and mitigate the cybersecurity risks. These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk and education of employees to the risks of external threats, and simplification of infrastructure to minimize servers. Additionally, the Company seeks to minimize its risk by keeping the number of physical servers at the HQ location and its exposure to public systems to a minimum. Additional e-commerce improvements have further mitigated exposure and business critical systems, including the Company’s ERP system, have been migrated to Tier-1 cloud service providers, with more anticipated in the future. While the Company devotes resources to security measures to protect its systems and data, these measures cannot provide absolute security.

AVAILABLE INFORMATION

The Company’s internet website is https://www.koss.com. The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission. These reports and other information regarding the Company are also available on the SEC’s internet website at https://www.sec.gov. The information on the Company’s website is not part of this or any other report the Company files with or furnishes to the Securities and Exchange Commission.

 ITEM 1A.    RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

•the volume of sales for these customers; and

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

In addition, the Company’s cash flow is also dependent, to some extent, upon the ability to maintain operating margins. Weakening consumer demand, including due to recessionary and inflationary concerns, could adversely impact the Company’s cash flow and profitability.

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

The Company has closely monitored the impact of COVID-19 (including the emergence of variants) to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While the impacts of COVID-19 on our business have moderated, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions are varied based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. In the prior year, the Company saw a surge in demand for communication headsets in the education market that did not repeat at the same level in fiscal year 2022. Also, certain retail businesses throughout the Company’s markets, particularly in certain European markets due to the spread of the Omicron subvariant BA.2, have seen continued disruption. The Company expects the negative sales impacts caused by this disruption to continue until markets more fully re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company’s future results will be determined by the effectiveness of vaccines, rollout of vaccine boosters, the duration of the pandemic, impact of variants, its geographic spread, further business disruptions and the overall impact on the economy throughout the globe.

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

Company profits can suffer from interruption in its supply chain, including disruptions and price volatility in shipping products from China and Taiwan to the U.S. and from the Company’s warehouse in Milwaukee to its customers.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan. The Company is at risk of business interruptions due to natural disaster, war, disease and government intervention through tariffs or trade restrictions, which lately have become of increased concern in these areas. Therefore, any interruptions in the supply chain for any of these reasons could directly impact the Company’s profits in a material, negative way. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months. The Company is also at risk if trade restrictions are imposed on the Company’s products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

We have experienced supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers, and disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, force majeure events. The increased cost of freight and extended transit time for our products has resulted in backorders. The ultimate impact of these supply chain interruptions on our business, results of operations, and cash flows remain uncertain and could materially adversely affect our results of operations, financial condition, cash flows, prospects and the trading prices of our common stock.

The Company’s supply chain is primarily in southern China. Since late fiscal year 2021, the Company has experienced issues related to the availability of containers and routings to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.  The latest COVID-19 resurgence resulted in another shut-down of several major ports in China, thus impacting manufacturing of our products and shipments from our suppliers. Additionally, recently there has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan-based suppliers. The Company is at risk of lower sales due to delays in receiving and shipping products due to interruptions in its supply chain. Any resulting price volatility will directly affect profits.

Our sales may be materially adversely impacted by COVID-19.

Our sales efforts include in-person meetings with customers and potential customers to discuss our products. Additionally, much of our customers’ sales are conducted in-person by consumers purchasing our products in brick-and-mortar stores. The method and timing of these meetings and the ability of our customers to make in-person sales have been altered due to stay-at-home orders and travel restrictions relating to COVID-19. The extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, even as COVID-19 restrictions and safety measures subside. This limitation on the ability of our sales personnel and our customers to maintain their customary interaction with customers and consumers may negatively affect demand for our products and have a material adverse effect on our results of operations, financial condition and cash flows.

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

If we are unable to obtain intellectual property rights and/or enforce those rights against third parties who are violating those rights, our business could suffer.

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

Regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may negatively affect how we operate our business. Recently, in connection with its ongoing intellectual property enforcement program, which includes lawsuits alleging infringement of patents relating to its wireless audio technology, the Company has granted licenses covering certain Company patents. Some complaints we have filed remain outstanding. As all litigation is uncertain, there can be no assurance that any of this remaining or future litigation will be decided in our favor.

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

Our largest fiscal year 2022 customer, Amazon Seller Central, accounted for more than 13% and 3% of our net sales in fiscal years 2022 and 2021, respectively. We do not have long-term contracts with any of our customers and all of our customers generally purchase from us on a purchase order basis. As a result, this customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce its orders. If certain customers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

Our products may experience quality problems from time to time that can result in decreased sales and operating margin and harm to our reputation.

We offer products that can be affected by design and manufacturing defects. Defects can also exist in components used for our products. Component defects could make the Company’s products unsafe and create a risk of property damage and personal injury. There can be no assurance the Company will be able to detect and fix all issues and defects in the products it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

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

High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. There have been recent inflationary cost increases in our commodities, packaging materials and transportation costs. Other inflationary pressures could affect wages, the cost and availability of components and materials, and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including customer demand, supply chain disruptions, and risks of international operations and the recruitment and retention of talent.

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

Our international operations could be adversely impacted by Russia’s invasion of Ukraine

Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, remains uncertain.

The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales into Russia. Also, given the current humanitarian crisis in Ukraine and the population seeking refuge in other countries, sales to Ukraine have been impacted. Neither Russia nor Ukraine constitutes a significant portion of the business – in the aggregate less than 4% of net sales for the year ended June 30, 2022, with no sales to Russia or Ukraine in the current quarter. We are uncertain, however, of the impact it will have on our results of operations for the future. We continue to monitor the conflict and will report on its impact as necessary as developments occur.

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

•war, such as the invasion of Ukraine by Russia, or terrorist attack;

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

Our stock is subject to substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to companies’ operating performance. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares.

Our stock price and trading volume has recently been extremely volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects and, as a result, investors in our common stock could incur substantial losses.

Our stock price has recently been extremely volatile and may be volatile in the future. By way of example, on January 22, 2021, the price of our common stock closed at $3.34 per share, and on January 29, 2021, our stock price closed at $64.00 per share with no discernible material announcements or developments relating to our operations. On January 28, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $25.00 and a reported high sales price of $127.45. Additionally, the trading volume in shares of our common stock can vary widely. For example, during the fiscal year ended June 30, 2022, daily trading volume ranged from a low of 15,600 shares on June 24, 2022 to a high of 12.2 million on October 13, 2021. Our market capitalization, as implied by various trading prices, has recently reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization prior to the recent increase, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. Additionally, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

In the recent past, securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. A large proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Stockholders that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

The Koss family, including certain members of our management, own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our stockholders.

Michael Koss, our President and Chief Executive Officer, beneficially owned 4,233,410 shares of our common stock as of August 1, 2022, representing 44.5% of shares outstanding on such date, including shares held by a voting trust over which Mr. Koss holds sole voting and dispositive power. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Directors, Michael Koss controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

ITEM 2.    PROPERTIES

The Company leases its 126,000 square foot facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of the former chairman’s revocable trust. On May 24, 2022, the lease was renewed extending the expiration to June 30, 2028 (the “Extended Term”), with a second extension (“Second Extended Term”) to June 30, 2033. The lease extension maintains the rent at a fixed rate of $380,000 per year for Extended Term with an increase to $397,000 per year for the Seconded Extended Term. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The lease is being accounted for as an operating lease. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. The Company utilizes its Milwaukee facility for administrative, corporate and production functions. All facilities are in good repair and, in the opinion of management, are suitable and adequate for the Company’s business purposes.

ITEM 3.    LEGAL PROCEEDINGS

As part of its intellectual property enforcement program, on July 22, 2020 the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Apple, Inc. filed in the U.S. District Court in the Western District of Texas on July 22, 2020 was dismissed on July 23, 2022 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), Northern District of California (Plantronics, Inc. and Polycome, Inc.), and District of Utah (Skullcandy, Inc.).

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS. There were 447 record holders of the Company’s common stock as of August 22, 2022. This number does not include individual participants in security position listings. There were no dividends declared during the fiscal years ended June 30, 2022 and 2021.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of Shares
	of Shares	Price Paid	Part of Publicly	Available under
Period (2022)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1 - April 30	—	$—	—	$2,139,753
May 1 - May 31	—	$—	—	$2,139,753
June 1 - June 30	—	$—	—	$2,139,753

(1) In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2022, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2022 or 2021.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness and other key financial information of the Company for fiscal years 2022 and 2021. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also the “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Report.

Overview

The Company initially developed stereo headphones in 1958 and has been a leader in the industry ever since. We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. Koss operates as one business segment, as its only business line is the design, manufacture and sale of stereo headphones and related accessories.

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

Although certain of the Company’s products could be viewed as essential by consumers for use with mobile phones and other portable electronic devices, other products are more of a discretionary spend. The results of the Company’s operations are therefore susceptible to consumer confidence and macroeconomic factors.

Fiscal Year 2022 Summary

•Net sales declined 9.9% to $17,607,267 after decreased sales in the fourth quarter. A strategic shift away from mass retailers and reduced sales to U.S. distributors were the major factors. Export sales fell 13% while domestic sales fell 9%.

•Gross profit as a percent of sales increased 3.2% to 37.6%. The increase was primarily due to a change in the mix of sales by channel as higher margin direct-to-consumer (“DTC”) sales grew while we discontinued the sale of a lower margin product to a U.S. mass retailer.

•Selling, general and administrative expense declined mainly as a result of income related to the Company’s deferred compensation agreements. The deferred compensation liability related to the founder was released upon his passing in December 2021, resulting in income of $472,883, and the deferred compensation liability of a current officer was reduced due to increasing interest rates during the year. There was also a significant reduction in employer taxes on stock option exercises year over year.

•Tax expense for the year ended June 30, 2022 was minimal due to an offsetting change in the valuation allowance for deferred tax assets.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2022	2021
Net sales	$17,607,267	$19,546,008
Net sales (decrease) increase %	(9.9)%	6.7%
Gross profit	$6,617,378	$6,732,135
Gross profit as % of net sales	37.6%	34.4%
Selling, general and administrative expenses	$5,715,355	$7,122,627
Selling, general and administrative expenses as % of net sales	32.5%	36.4%
Interest income	$11,513	$2,706
Other income	$362,390	$885,505
Income before income tax provision	$1,275,926	$497,719
Income before income tax provision as % of net sales	7.2%	2.5%
Income tax provision	$7,517	$4,125
Income tax provision as % of income before taxes	0.6%	0.8%

2022 Results of Operations Compared with 2021

Net sales for 2022 decreased behind reduced sales to U.S. distributors coupled with a strategic shift away from mass retailers in favor of online DTC sales. A 72% increase in DTC sales helped to offset some of the decrease. Sales in the Company’s export markets declined 13% compared to 2021.

For the year ended June 30, 2022, domestic net sales decreased $1,263,353, or 8.8% to $13,034,267. Excluding DTC, the decline was 21.2%, from $12,403,400 to $9,768,601, as a result of the decline in sales to U.S. distributors and a U.S. mass retailer dropping their branded products from its planogram in the third quarter of the prior year. DTC has continued to grow and has become our largest market class at 18.5% of total net sales for the year. At the same time, the Company has shifted away from domestic retail distributors, and the number of retail outlets carrying our products decreased from approximately 7,400 during fiscal year 2021 to 2,000 during fiscal year 2022.

Export net sales lost momentum in the current fiscal year, decreasing $675,029 or 12.9% to $4,572,620. Export distributors in the Czech Republic and Ukraine had strong volumes for the year despite lingering COVID-19 restrictions and despite the disruption of sales to Ukraine in the fourth quarter as a result of the continued hostility with Russia. This was more than offset, however, by a 39.6% decrease in sales to distributors in Asia, as well as those in Russia due to the suspension of sales as required by the Executive Order 14071 signed on April 6, 2022.

Gross profit increased to 37.6% for the year ended June 30, 2022, compared to 34.4% for the prior fiscal year. The margin rates are very dependent on mix of sales by customer, product and sales channel. The heightened level of higher margin DTC sales, coupled with the end of low margin sales to a US-based mass retailer, which discontinued the product supplied by the Company late in the third quarter of the prior fiscal year, improved margin rates. The delays throughout the supply chain that began late last fiscal year as a result of the persistence of COVID-19 in all parts of the world, and more recently due in part to the recent conflict in Eastern Europe, continue to affect the Company. COVID related extensions of the Chinese New Year added to the delays in product shipments from suppliers in Asia. The ongoing disruption in ocean freight and congestion at the ports on the U.S. west coast resulting in delivery delays have resulted in increased inbound shipping costs. While rising shipping costs are expected to linger and negatively impact margins in the foreseeable future, the Company did contract with a dedicated freight forwarding partner to secure fixed rates. Rates did stabilize in the current quarter as a result.

Selling, general and administrative expenses for the year ended June 30, 2022, decreased 19.8% or approximately $1,407,000 to approximately $5,715,000. The primary factor was $633,000 of income recorded in the current year as a result of a decrease in the deferred compensation liability compared to an expense of $308,000 in the prior year. Income of $473,000 was recognized with the reversal of the deferred compensation liability for the Company’s founder who passed away in December 2021, which was offset by $71,250 of payments accrued and made to the former officer prior to his passing. Also, as a result of increasing interest rates, deferred compensation income of $231,000 was recorded related to the change in the net present value of the future expected payments to a current officer as a result of increasing interest rates. Employer taxes on stock option exercises of approximately $134,000 were recorded in the current year compared to $571,000 in the prior year, a decrease of $437,000.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio, as further described in the notes to the financial statements included in this Annual Report on Form 10-K. Part of the litigation related to this enforcement has been recently dismissed and the Company expects to receive non-recurring net proceeds of $10-$14 million from the granting of licenses to certain of its patents. If the program continues to be successful, the Company may receive additional royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

Income tax expense for the year ended June 30, 2022, was comprised of the U.S. federal statutory rate of 21%, and the effect of state income taxes, offset by an adjustment to the valuation allowance for deferred tax assets until it is more likely than not that the Company will be able to use the net operating loss carryforwards at which time the valuation allowance will be removed. The effective tax rate was approximately 0% in the fiscal year ended June 30, 2022. It is anticipated that the effective rate in future years will be reduced by utilization of a portion or all of the approximately $38,554,000 of federal net operating loss carryforwards.

The Company has closely monitored the impact of COVID-19 (including the continuing emergence of variants) in order to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While the impacts of COVID-19 on our business have moderated, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions are varied based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. The Company saw a surge in the sale of specific communication headsets in the year ended June 30, 2021 that did not repeat in fiscal year 2022. Also, certain retail businesses throughout the Company’s markets, particularly in certain European markets have seen continued disruption due to the spread of the Omicron subvariant BA.2. The Company expects the negative sales impacts caused by this disruption to continue until markets more fully re-open and consumer spending returns to normal.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations and liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company’s future results will be heavily determined by the duration of the pandemic, impact of the variants, its geographic spread, further business disruptions and the overall impact on the global economy.

During fiscal 2022, inflationary cost increases have impacted our commodities, packaging materials and transportation costs. Pricing actions implemented in the third quarter of the current fiscal year partially mitigated these increases and working with a dedicated freight forwarding partner has helped to minimize freight rate increases.

To protect the safety, health and well-being of employees, customers, and suppliers, the Company implemented several preventive measures while also meeting the needs of global customers. They included increased frequency of cleaning and disinfecting of facilities, social distancing practices, remote working when possible, restrictions on business travel, holding certain events virtually and limitations on visitor access to facilities. The Company is committed to continuing to execute these plans.

The Company’s supply chain is primarily in southern China. Since late fiscal year 2021, the Company has continued to experience issues related to the availability of containers and routing to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) increasing the investment in inventory; (2) being alert to potential short supply situations; (3) assisting suppliers with acquisition of critical components; and (4) utilizing alternative sources and/or air freight.

The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with Executive Order 14071 declared on April 6, 2022, the Company suspended sales into Russia. Given the current humanitarian crisis in Ukraine and the population seeking refuge in other countries as a result of the conflict, sales to Ukraine have also been impacted. Neither Russia nor Ukraine constitutes a significant portion of the business, making up less than 3.4% of total net sales of the Company for the year ended June 30, 2022. There were no sales to Russia or Ukraine in the fourth quarter. We are uncertain, however, of the impact it will have on future operating results.

The Company had $9,208,170 of cash and available credit facility of $5,000,000 on June 30, 2022, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing this Form 10-K.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2022	2021
Operating activities	$(942,530)	$348,740
Investing activities	1,810,139	(704,206)
Financing activities	1,390,346	3,306,272
Net increase in cash and cash equivalents	$2,257,955	$2,950,806

Operating Activities

Cash used by the Company in operations was $942,530 despite having an improvement in net income of $774,815. Changes in operating assets and liabilities used $1,762,308 of cash in the year ended June 30, 2022 compared to using $500,565 in cash during the year ended June 30, 2021. The movement of working capital in the year ended June 30, 2022 is representative of declining sales and a continued investment in critical products to ensure adequate levels were available and maintained given the continued disruption of and delays in the supply chain. This is reflected in the low backorders number at the end of the year.

Investing Activities

Cash provided by investing activities was $1,810,139 during the year ended June 30, 2022 and related to the receipt of $2,014,184 of proceeds on company-owned life insurance policies on the Company’s founder who passed away in December 2021. Premiums of $95,887 were paid during the year on these and other life insurance policies on other executives. Purchases of equipment and leasehold improvements by the Company during the year ended June 30, 2022 were minimal at $108,158 compared to the $600,155 spent for tooling and leasehold improvements in the year ended June 30, 2021. No significant capital expenditures are anticipated for fiscal year 2023.

Financing Activities

The cash generated from financing activities in the years ended June 30, 2022 and 2021 was solely driven by stock option exercises. As of June 30, 2022, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under “Credit Facility").

There were no purchases of common stock in 2022 or 2021 under the stock repurchase program. In the year ended June 30, 2022, there were stock option exercises of 539,089 shares generating $1,390,346 of cash.

Short Term Liquidity

The Company anticipates funding its normal recurring trade payables, accrued expenses, ongoing R&D costs and any potential interest payments, if it utilizes its line of credit facility, through existing working capital and funds provided by operating activities. The majority of the Company’s purchase obligations are pursuant to funded contractual arrangements with its customers. The Company believes its existing cash, cash equivalents, cash provided by operating activities and borrowings under its credit facility will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditures or draw on its credit facilities. The Company anticipates that existing sources of liquidity, credit facilities, and cash flows from operations will be sufficient to satisfy its cash needs for the foreseeable future. Management is focused on increasing sales, especially in DTC and the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Long Term Liquidity

The Company’s future capital requirements, to a certain extent, are also subject to general conditions in or affecting the electronics industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond its control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from its credit facilities are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in the Credit Agreement (as defined below). In addition, the Company may also need to seek additional equity funding or debt financing if it becomes a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility “"Credit Agreement’) with Town Bank (“Lender”) for a two-year term expiring on May 14, 2021. The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in material compliance with all covenants related to the Credit Agreement. As of June 30, 2022, and June 30, 2021, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases of between $1,000,000 to $5,000,000 in the stock repurchase program. As of June 30, 2022, the most recently approved increase was for additional purchases of $2,000,000, which occurred in October 2006, for an aggregate maximum of $45,500,000, of which $43,360,247 had been expended through June 30, 2022.

There were no stock repurchases under the program in fiscal year 2022 or 2021. As such, as of June 30, 2022, the amount of common stock subject to repurchase by the Company under the Board of Director’s prior authorization remained $2,139,753 at the discretion of the Chief Executive Officer of the Company. Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

Contractual Obligation

The Company leases the 126,000 square foot facility from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of the former Chairman’s revocable trust.  On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. The Company has the option to renew the lease for an additional five years beginning July 1, 2028 and ending June 30, 2033 under the same terms and conditions except that the annual rent will increase to $397,000. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the impact of COVID-19 variants, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, the inventory valuation reserve, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts to evaluate the extent to which COVID-19 will continue to impact the Company’s business and financial results, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity.

Revenue Recognition

Revenues from product sales are recognized when the customer obtains control of the product, which typically occurs upon shipment from the Company’s facility. There are a very limited number of customers for which control does not pass until they have received the products at their facility. Revenue from product sales is adjusted for estimated warranty obligations and variable consideration, which are detailed below. The Company uses a five-step analysis to determine how revenue is recognized. The underlying principle is to recognize revenue when promised goods or services transfer to the customer. The amount of revenue recognized is to reflect the consideration expected to be received for those goods or services. See Note 3 to the Consolidated Financial Statements for additional information on revenue recognition.

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

Inventories

The Company values its inventories using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. Valuing inventories at the lower of cost or net realizable value requires the use of estimates and judgment. The Company continues to use the same techniques to value inventories that it has in the past. Our customers may cancel their orders or change purchase volumes. This, or certain additional actions or market developments, could create excess inventory levels, which would impact the valuation of our inventories. Any actions taken by our customers or market developments that could impact the value of our inventory are considered when determining the lower of cost or net realizable value valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and projected usage and production requirements. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. When a reserve is established, it creates a new cost basis, which is not increased in the future.

Product Warranty Obligations

The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company’s best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known.

Deferred Compensation

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions that may include compensation, years of service, expected retirement date, discount rates and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Management makes estimates of life expectancy and discount rates using information available from several sources. In addition, management estimates the expected retirement date for the current officer as that impacts the timing for expected future payments.

The Company had a deferred compensation liability for a former office and in December 2021, the former officer passed away, and the portion of the deferred compensation liability related to the former officer was relieved. See Note 9 for additional information on deferred compensation.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation–- Stock Compensation". Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The expected term of the options and volatility are estimated using historical experience for the options by vesting period. The risk-free interest rate is calculated based on the expected life of the options. The Company does not estimate forfeitures as they are recognized when they occur.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements included herewith.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2022 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  Not applicable

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

To the Board of Directors

Koss Corporation and Subsidiaries

Milwaukee, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related statements of income, stockholders’ equity, and cash flows for the years ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Compensation

As described in Note 9 to the consolidated financial statements, the Company has a deferred compensation agreement with a current officer as of June 30, 2022 and 2021 and had a deferred compensation agreement with a former officer as of June 30, 2021, which are measured at their estimated net present value. The principal consideration for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and a future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

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

/s/ WIPFLI LLP

PCAOB ID 344

We have served as the Company’s auditor since 2019

Milwaukee, Wisconsin

August 26, 2022

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,208,170	$6,950,215
Accounts receivable, less allowance for doubtful accounts of $2,027 and $41,500, respectively	1,846,620	2,240,785
Inventories	8,631,362	5,901,512
Prepaid expenses and other current assets	188,478	456,004
Total current assets	19,874,630	15,548,516

Equipment and leasehold improvements, net	1,088,017	1,281,180

Other assets:
Operating lease right-of-use asset	3,247,725	2,305,455
Cash surrender value of life insurance	5,744,724	7,188,994
Total other assets	8,992,449	9,494,449

Total assets	$29,955,096	$26,324,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$796,163	$398,433
Accrued liabilities	560,356	665,567
Deferred revenue	543,891	694,632
Operating lease liability	223,530	288,949
Income taxes payable	3,033	4,543
Total current liabilities	2,126,973	2,052,124

Long-term liabilities:
Deferred compensation	1,937,229	2,491,482
Deferred revenue	169,210	188,932
Operating lease liability	3,024,195	2,016,506
Total long-term liabilities	5,130,634	4,696,920

Total liabilities	7,257,607	6,749,044

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,147,795 and 8,608,706 shares, respectively	45,739	43,044
Paid in capital	12,653,402	10,802,118
Retained earnings	9,998,348	8,729,939
Total stockholder' equity	22,697,489	19,575,101

Total liabilities and stockholders' equity	$29,955,096	$26,324,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30,	2022	2021
Net sales	$17,607,267	$19,546,008
Cost of goods sold	10,989,889	12,813,873
Gross profit	6,617,378	6,732,135

Selling, general and administrative expenses	5,715,355	7,122,627

Income (loss) from operations	902,023	(390,492)

Other income	362,390	885,505
Interest income	11,513	2,706

Income before income tax provision	1,275,926	497,719

Income tax provision	7,517	4,125

Net income	$1,268,409	$493,594

Income per common share:
Basic	$0.14	$0.06
Diluted	$0.13	$0.05

Weighted-average number of shares:
Basic	9,070,277	7,864,688
Diluted	9,985,662	9,639,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2022	2021
Operating activities:
Net income	$1,268,409	$493,594
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery of) doubtful accounts of accounts receivable	(35,305)	(9,226)
Depreciation of equipment and leasehold improvements	293,465	302,616
Stock-based compensation expense	463,633	619,137
Change in cash surrender value of life insurance	(211,636)	(208,116)
(Benefit) provision for deferred compensation	(160,120)	308,000
Deferred compensation gain	(71,250)	(150,000)
Deferred compensation relieved	(472,883)	—
Other income - SBA loan forgiveness	—	(506,700)
Other income - Net gain from life insurance benefits	(262,391)	—
Loss on disposal of fixed assets	7,856	—
Net changes in operating assets and liabilities:
Accounts receivable	429,470	85,505
Inventories	(2,729,850)	(362,718)
Prepaid expenses and other current assets	267,526	(188,357)
Income taxes receivable	—	14,622
Income taxes payable	(1,510)	4,543
Accounts payable	397,730	(429,272)
Accrued liabilities	44,789	85,468
Deferred revenue	(170,463)	289,644
Net cash (used in) provided by operating activities	(942,530)	348,740

Investing activities:
Purchase of equipment and leasehold improvements	(108,158)	(600,155)
Life insurance premiums paid	(95,887)	(104,051)
Proceeds from life insurance policy	2,014,184	—
Net cash provided by (used in) investing activities	1,810,139	(704,206)

Financing activities:
Proceeds from exercise of stock options	1,390,346	3,306,272
Net cash provided by financing activities	1,390,346	3,306,272

Net increase in cash and cash equivalents	2,257,955	2,950,806
Cash and cash equivalents at beginning of year	6,950,215	3,999,409
Cash and cash equivalents at end of year	$9,208,170	$6,950,215

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2020	7,404,831	37,024	6,882,729	8,236,345	15,156,098
Net income	—	—	—	493,594	493,594
Stock-based compensation expense	—	—	619,137	—	619,137
Exercise of common stock options	1,203,875	6,020	3,300,252	—	3,306,272
Balance, June 30, 2021	8,608,706	43,044	10,802,118	8,729,939	19,575,101
Net income	—	—	—	1,268,409	1,268,409
Stock-based compensation expense	—	—	463,633	—	463,633
Exercise of common stock options	539,089	2,695	1,387,651	—	1,390,346
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$9,998,348	$22,697,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Koss Corporation”("Koss"), a Delaware corporation, and its 100%-owned subsidiaries (collectively the "Company"), reports its finances as a single reporting segment, as the Company’s only business line is the design, manufacture and sale of stereo headphones and related accessories. The Company leases its plant and office in Milwaukee, Wisconsin. The domestic market is served by domestic sales representatives and independent manufacturers' representatives working directly with certain retailers, distributors, and original equipment manufacturers.  International markets are served by domestic sales representatives and sales personnel in the Netherlands and the Caucasus region which utilize independent distributors in several foreign countries. The Company has two subsidiaries, Koss Corp B.V. and Koss U.K. Limited ("Koss UK"), which were formed to comply with certain European Union ("EU") requirements. Koss Corp B.V. and Koss UK are non-operating and hold no assets.

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

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. The Company determines the standalone selling price for this performance obligation using the cost-plus method. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known. The Company typically receives payment for product at the time of shipment or under normal collection terms, which are generally 30-60 days. The Company estimates that the warranty related performance obligation is satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue, using amortization of 50% in year 1, 30% in year 2, and 20% in year 3 for domestic sales. Export deferred revenue, where applicable, is recognized over a 12 month period from date of shipment.

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

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing. These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income, amounted to $285,244 and $410,602 in 2022 and 2021, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Income were $50,513 in 2022 and $33,976 in 2021. Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the “Code"). Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating loss carryforwards, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax related carryforwards. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

INVENTORIES — As of June 30, 2022 and 2021, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 4 for additional information on inventory.

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

LEASES — The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of the former chairman’s revocable trust and is an operating lease.

Operating leases are reported on the Company's Consolidated Balance Sheets as operating lease right-of-use ("ROU") assets and operating lease liabilities. Operating lease ROU assets and liabilities are valued at the present value of the future lease payment obligations. Operating lease expense is recorded on a straight-line basis over the life of the lease taking into account expected renewal periods.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements. Increases in cash surrender value, net of annual premiums paid, and the proceeds from company-owned life insurance policies are included in selling, general and administrative expenses and other income, respectively, in the Consolidated Statements of Income.

DEFERRED COMPENSATION —At June 30, 2022, the Company’s deferred compensation liability is for a current officer and at June 30, 2021 is for a current and former office and is calculated based on various assumptions which may include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The selling, general and administrative expenses recorded during the year end June 20, 2022, also include the gain recorded as a result of the reversal of the deferred compensation current and noncurrent liabilities recorded for the Company’s founder who passed away on December 21, 2021. See Note 9 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of equipment and leasehold improvements annually, or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2022, or 2021.

LEGAL COSTS — All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be reasonably estimated. Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the third party. Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable, and the collection is certain.

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

OTHER INCOME — In December 2021, the Company recognized approximately $262,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

In July 2021, the Company entered into a license agreement with a headphone manufacturer (whereby the manufacturer licensed the use of certain patents in certain of their headphones). The one-time license fee of $100,000 was also treated as other income. Other income is shown as a separate line on the condensed Consolidated Statements of Income. There was a related payment of $100,000 to a third party that was charged to legal expense.

On November 3, 2020, the Company was notified that the full $506,700 of the SBA Loan (see Note 7) was forgiven. The loan forgiveness was treated as other income and shown as a separate line on the Consolidated Statements of Operations for the year ended June 30, 2021. The Company followed the debt and debt extinguishment accounting model for the SBA Loan forgiveness.

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

2.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance was effective for the Company July 1, 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of the new standard did not have a material impact to income taxes reported in the financial statements for the year ended June 30, 2022.

3.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2022	2021
United States	$13,034,647	$14,298,358
Export	4,572,620	5,247,650
Net Sales	$17,607,267	$19,546,008

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations and the Company defers revenue related to these future performance obligations. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of  $453,693 and $325,962 in the years ended June 30, 2022 and 2021, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $593,920 as of June 30, 2020. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVENTORIES

The components of inventories at June 30, 2022 and 2021 were as follows:

	2022	2021
Raw materials	$2,217,621	$2,067,572
Finished goods	8,302,546	5,621,228
Inventories, gross	10,520,167	7,688,800
Reserve for obsolete inventory	(1,888,805)	(1,787,288)
Inventories, net	$8,631,362	$5,901,512

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2022 and 2021 are summarized as follows:

	Estimated
	useful lives (in years)	2022	2021
Machinery and equipment	5 - 10	$601,315	$593,595
Furniture and office equipment	5 - 10	337,419	357,351
Tooling	5	4,506,044	4,407,535
Computer & technology equipment	3 - 5	197,073	821,371
Leasehold improvements	3 - 10	2,951,054	3,074,421
Assets in progress	N/A	235,749	276,054
		8,828,654	9,530,327
Less: accumulated depreciation and amortization		7,740,637	8,249,147
Equipment and leasehold improvements, net		$1,088,017	$1,281,180

6.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets. The income tax provision in 2022 and 2021 consisted of the following:

Year Ended June 30,	2022	2021
Current:
Federal	$—	$—
State	7,517	4,125
Deferred	—	—
Total income tax provision	$7,517	$4,125

The 2022 and 2021 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2022	2021
Federal income tax liability at statutory rate	$267,945	$104,522
State income tax liability, net of federal income tax effect	5,938	3,259
Increase in valuation allowance	1,486,001	7,741,570
Stock option (deduction)	(1,966,822)	(8,326,662)
Non-deductible officers' compensation	127,612	657,464
All other permanent items	(50,573)	(172,863)
R&D credit	(34,936)	(30,000)
Return-to-provision	(38,863)	(3,303)
Expiration of stock options and tax credits	7,573	40,572
State tax rate change	157,716	(30,887)
Other	45,926	20,453
Total income tax provision	$7,517	$4,125

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2022 and June 30, 2021 include:

	2022	2021
Deferred income tax assets:
Deferred compensation	$479,340	$664,705
Stock-based compensation	107,499	116,582
Accrued expenses and reserves	551,562	543,940
Deferred revenue	176,447	222,341
Federal and state net operating loss carryforwards	9,942,511	8,333,391
Credit carryforwards	292,155	252,192
Equipment and leasehold improvements	122,764	57,639
Lease liability	803,603	580,053
Valuation allowance	(11,671,606)	(10,185,605)
Total deferred income tax assets	804,275	585,238

Deferred income tax liabilities:
ROU asset	(803,603)	(580,053)
Other	(672)	(5,185)
Net deferred income tax assets	$-	$-

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $352,000 which expire in fiscal year 2037 and approximately $38,202,000 which can be carried forward indefinitely. The Company has state net operating loss carryforwards totaling approximately $12,323,000 in Wisconsin, which expire in tax years 2029 through 2041, and approximately $17,961,000 in other states. In the year ended June 30, 2022, the Company generated federal net operating losses of approximately $7,199,000. At the state level, the fiscal 2022 net operating loss generated in Wisconsin was approximately $1,144,000 and approximately $3,536,000 in all other states combined.

The need for a valuation allowance is evaluated each accounting period based on the Company’s evaluation of positive and negative evidence concerning the usage of their deferred tax assets. As of the end of the period, the Company has evaluated all evidence concerning the usage of their deferred tax assets and the determination has been made to maintain a full valuation allowance on the Company’s net deferred tax asset. The need for a valuation allowance is an estimate at period-end, which is subject to change once additional evidence is obtained in future periods. Future evidence includes, but is not limited to, license agreement proceeds which are expected to be recorded into earnings in the subsequent period. This is a subsequent event that was not known or knowable at June 30, 2022. When the license proceeds are recognized in a future period, the evidence will be considered in determining the Company's expected usage of their deferred tax assets, and may have a material impact on the Company's financial statements.

Generally accepted accounting principles in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no additional significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2022 and 2021.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes. No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2022 or 2021. The Company records interest related to unrecognized tax benefits in interest expense.

The Company does not believe it has any unrecognized tax benefits as of June 30, 2022 or 2021. Any changes to the Company's unrecognized tax benefits during the fiscal years ended June 30, 2022 and 2021 would have impacted the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company’s federal tax returns for tax years and state income tax returns are open for the standard statutory period.

The following are the changes in the valuation allowance:

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Year Ended June 30,	of year	allowance	end of year
2022	$(10,185,605)	$(1,486,001)	$(11,671,606)
2021	$(2,444,035)	$(7,741,570)	$(10,185,605)

7.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility with an interest rate of 1.50% over LIBOR. The Credit Agreement also provides for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of June 30, 2022, the Company was in material compliance with all covenants related to the Credit Agreement. As of June 30, 2022 and 2021, there were no outstanding borrowings on the facility.

On November 3, 2020, the Company was notified that the full principal amount of the SBA Loan received under the Small Business Administration ("SBA") Paycheck Protection Program (the “PPP”) of the CARES Act through Town Bank had been forgiven and $506,700 was recorded as other income in the 2021 Consolidated Statement of Income.

The Company incurs interest expense primarily related to its secured credit facility. There was no interest expense for the years ended June 30, 2022 or 2021.

8.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2022 and 2021 were as follows:

	2022	2021
Cooperative advertising and promotion allowances	$200,175	$201,006
Customer credit balances	30,515	1,008
Current deferred compensation	—	150,000
Employee benefits	75,101	83,463
Legal and professional fees	86,500	73,200
Bonus and profit-sharing	91,784	38,199
Sales commissions and bonuses	39,195	70,175
Other	37,086	48,516
Total accrued liabilities	$560,356	$665,567

9.    DEFERRED COMPENSATION

As of June 30, 2022 and 2021, the Company has a deferred compensation agreement with a current officer. As of June 30, 2021 the Company also had a deferred compensation agreement with a former officer, who has since passed away. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The Company's current and non-current deferred compensation obligations are included in accrued liabilities and deferred compensation, respectively, in the Consolidated Balance Sheets.

The Board of Directors entered into an agreement to continue the 1991 base salary of the Company’s founder and former chairman beginning in fiscal year ended June 30, 2015 and continuing for the remainder of his life. In December 2021, the former officer passed away. In fiscal year 2022 payments totaling $71,250 were made to the former officer under the deferred compensation arrangement until December 31, 2021 and were expensed as paid. At June 30, 2021, the Company had a total deferred compensation liability of $472,883 recorded related to the former officer, which at his death was relieved. As a result, deferred compensation income of $472,883 was recognized in selling, general and administrative expenses during the year ended June 30, 2022.

The remaining deferred compensation liability of $1,937,229 and $2,168,599 recorded at June 30, 2022 and June 30, 2021, respectively, relates to a supplemental retirement plan for a current officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. Deferred compensation (income)/expense of ($231,370) and $102,000 was recognized under this arrangement during the years ended June 30, 2022 and 2021, respectively, to record the liability at net present value of the future expected payments. The net present value was calculated using a discount factor of 4.78% at June 30, 2022 and 3.29% as of June 30, 2021. The life expectancies used in the calculation of net present value were 19.70 and 21.00 years for fiscal years ended June 30, 2022 and 2021, respectively. The current officer's retirement date is estimated to be October 2029.

10.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding. Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Year Ended
	2022	2021
Numerator
Net income	$1,268,409	$493,594

Denominator
Weighted average shares, basic	9,070,277	7,864,688
Dilutive effect of stock compensation awards (1)	915,385	1,774,585
Diluted shares	9,985,662	9,639,273

Net income attributable to common shareholders per share:
Basic	$0.14	$0.06
Diluted	$0.13	$0.05

(1) No stock options were anti-dilutive for the years ended June 20, 2022 and 2021.

11.    STOCK OPTIONS

In 2012, pursuant to the recommendation of the Board of Directors, the stockholders ratified the creation of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which superseded the 1990 Flexible Incentive Plan (the "1990 Plan"). The 2012 Plan is administered by a committee of the Board of Directors and provides for granting of various stock-based awards including stock options to eligible participants, primarily officers and certain key employees. A total of 2,000,000 shares of common stock were available under the terms of the 2012 Plan plus shares outstanding under the 1990 Plan that expired or were otherwise forfeited, canceled or terminated after July 25, 2012, the Effective Date of the 2012 Plan.  As of June 30, 2022, there were 690,308 options available for future grants. Options vest over a 3-to-5-year period from the date of grant, with a maximum term of 5 to 10 years. The Company's policy is to issue new shares when stock options are exercised. As of July 25, 2022, the tenth anniversary of the 2012 Plan, no further awards may be made under the 2012 Plan.

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

As of June 30, 2022, there was $553,237 of total unrecognized compensation cost related to stock options granted under the 2012 Plan. This cost is expected to be recognized over a weighted average period of 1.99 years. The Company recognized stock-based compensation expense of $463,633 and $619,137 in 2022 and 2021, respectively. These expenses were included in selling, general and administrative expenses.

Options are granted at a price equal to or greater than the market value of the common stock on the date of grant. The per share weighted average fair value of the stock options granted during the year ended June 30, 2021 was $1.12. No options were granted during the year ended June 30, 2022. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the options granted in 2021, the Company used the following weighted-average assumptions:

	2022	2021
Expected stock price volatility	n/a	77%
Risk free interest rate	n/a	0.34%
Expected dividend yield	n/a	—%
Expected life of options (years)	n/a	6.0

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 1990 Plan and the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2020	2,721,875	$1.77 - $6.00	$2.73	4.82	$—
Granted	615,000	$1.73 - $2.11	$1.84
Exercised	(1,203,875)	$1.77 - $6.00	$2.75
Expired	(385,000)	$1.77 - $5.24	$3.24
Forfeited	—	—	—
Shares under option at June 30, 2021	1,748,000	$1.73 - $6.00	$2.29	4.86	$36,594,280
Granted	—	$—	$—
Exercised	(539,089)	$1.73 - $6.00	$2.58
Expired	—	$—	$—
Forfeited	(150,000)	1.73 - $2.65	2.00
Shares under option at June 30, 2022	1,058,911	$1.73 - $2.92	$2.18	3.72	$5,055,797
Exercisable as of June 30, 2021	288,000	$1.73 - $6.00	$3.19	2.81	$5,767,425
Exercisable as of June 30, 2022	264,577	$1.73 - $2.92	$2.45	2.06	$1,180,591

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Total intrinsic value of stock options exercised	$9,032,778	$31,877,285
Cash received from stock option exercises	$1,390,346	$3,306,272
Total fair value of stock options vested	$620,018	$550,093
Total recognized tax benefit	$1,778,981	$6,545,430

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2020	1,313,166	1.26
Granted	615,000	1.12
Vested	(468,166)	1.17
Forfeited	—	—
Non-vested as of June 30, 2021	1,460,000	1.23
Granted	—	—
Vested	(515,666)	1.20
Forfeited	(150,000)	1.38
Non-vested as of June 30, 2022	794,334	1.22

12.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000  of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2022, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2022 or 2021.

The Company has an agreement with the former chairman, in the event of his death, at the request of the executor of his estate, to repurchase up to $2,000,000 of Company common stock from his estate. The Company did not have the right to require the estate to sell stock to the Company. Upon his passing, the estate has twelve months to exercise the right to require the Company to repurchase the stock. The estate did not exercise this right as of June 30, 2022 and is not expected to do so. As of June 30, 2022, the estate of the former chairman did not hold a material amount of Company stock.

13.    LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of the former Chairman’s revocable trust.  On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028 (the “Extended Term”, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at an increased rate of $397,000 for an additional five years ending June 30, 2033 (the “Second Extended Term”). The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

The Company used its incremental borrowing rate as of the date of renewal, May 24, 2022, to recalculate the net present value of the operating lease ROU asset and liability. Both the Extended Term and the Second Extended Term renewal options were included in the calculation of the ROU asset and liability as the Company believes it is reasonably certain to exercise both rights to renew. The non-lease components of the agreement related to common area maintenance charges are accounted for separately.

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2022	2021
Operating lease cost	$380,000	$380,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	11	7
Weighted-average discount rate	5.25%	4.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2022 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2023	$380,000
2024	380,000
2025	380,000
2026	380,000
2027	380,000
Thereafter	2,365,000
Total lease payments	4,265,000
Present value adjustment	(1,017,275)
Total lease liabilities	$3,247,725

14.    EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. No contributions were made for the fiscal years 2022 or 2021.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the Board of Directors. For fiscal years 2022 and 2021, the matching contribution was 25% of employee contributions to the plan. Vesting of Company contributions occurs immediately. Company contributions were $89,314 and $79,481 during 2022 and 2021, respectively.

15.    CONCENTRATIONS

In the years ended June 30, 2022 and 2021, the Company’s largest customers were Amazon Seller Central and Ingram Micro, respectively. The Company’s sales to Amazon Seller Central were approximately 13% and 3% of net sales in fiscal year 2022 and 2021, respectively. Ingram Micro sales were approximately 10% and 18% of net sales in fiscal year 2022 and 2021, respectively. The five largest customers of the Company accounted for approximately 45% of net sales in fiscal year 2022 and 48% in fiscal year 2021.

The two customers with the largest accounts receivable balances as of June 30, 2022 and 2021 were Ingram Micro and Amazon Vendor Central. Accounts receivable from Ingram Micro as of June 30, 2022 and June 30, 2021, represented 19% and 24% of total trade accounts receivables, respectively. Amazon Vendor Central accounts receivable as of June 30, 2022 and June 30, 2021, were approximately 18% and 19% of total trade account receivables, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 4% and 6% of the Company's trade accounts receivable at June 30, 2022 and 2021, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China. The majority of the contract manufacturing is done by two vendors with one vendor representing approximately 59% and 52% of the manufacturing costs in fiscal years 2022 and 2021, respectively. The Company has a long-term relationship with this vendor. However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

16.    LEGAL MATTERS

As of June 30, 2022, the Company is involved in the following matters described below:

•As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company does not expect to incur additional fees and costs related to these lawsuits that may have a material impact to its financial statements. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 to $140,000 and has accrued the lower amount as of June 30, 2022 and 2021.

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

17.    SUBSEQUENT EVENTS

In July 2022, in connection with its ongoing intellectual property enforcement program, which includes lawsuits alleging infringement of patents relating to its wireless audio technology, the Company has granted licenses covering certain Company patents and will realize approximately $12 million in non-recurring net proceeds, after fees and expenses, in the first quarter of fiscal year 2023.

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
101

The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and 2021 , (ii) Consolidated Statements of Income for the years ended June 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021 , (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2022 and 2021 and (v) the Notes to Consolidated Financial Statements.

104

The cover page from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 26, 2022, formatted in XBRL Cover Page Interactive Data File **

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 26, 2022
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ Kim M. Schulte	August 26, 2022
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 2022.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ Theodore H. Nixon
Steven A. Leveen, Director	Theodore H. Nixon, Director

/s/ William J. Sweasy
William J. Sweasy, Director