Form 10-Q
period 2022-09-30
KOSS CORP
filed 2022-10-28
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2022

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

At October 24, 2022, there were 9,179,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2022

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,870,957	$9,208,170
Accounts receivable, less allowance for doubtful accounts of $9,496 and $2,027, respectively	1,773,132	1,846,620
Inventories, net	7,898,496	8,631,362
Prepaid expenses and other current assets	398,467	188,478
Total current assets	30,941,052	19,874,630

Equipment and leasehold improvements, net	1,032,180	1,088,017

Other assets:
Operating lease right-of-use asset	3,190,862	3,247,725
Cash surrender value of life insurance	5,973,016	5,744,724
Total other assets	9,163,878	8,992,449

Total assets	$41,137,110	$29,955,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521,417	$796,163
Accrued liabilities	1,514,699	560,356
Deferred revenue	393,252	543,891
Operating lease liability	227,124	223,530
Income taxes payable	600,974	3,033
Total current liabilities	3,257,466	2,126,973

Long-term liabilities:
Deferred compensation	1,979,530	1,937,229
Deferred revenue	133,113	169,210
Operating lease liability	2,966,294	3,024,195
Total long-term liabilities	5,078,937	5,130,634

Total liabilities	8,336,403	7,257,607

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,179,795 and 9,147,795, respectively	45,899	45,739
Paid in capital	12,811,717	12,653,402
Retained earnings	19,943,091	9,998,348
Total stockholders' equity	32,800,707	22,697,489

Total liabilities and stockholders' equity	$41,137,110	$29,955,096

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2022	2021
Net sales	$3,354,529	$4,365,067
Cost of goods sold	2,168,305	2,783,230
Gross profit	1,186,224	1,581,837

Selling, general and administrative expenses	23,670,596	1,780,798

(Loss) from operations	(22,484,372)	(198,961)

Other income	33,000,000	100,000
Interest income	27,056	633

Income (loss) before income tax provision	10,542,684	(98,328)

Income tax provision	597,941	1,031

Net income (loss)	$9,944,743	$(99,359)

Income (loss) per common share:
Basic	$1.09	$(0.01)
Diluted	$1.01	$(0.01)

Weighted-average number of shares:
Basic	9,157,284	8,843,946
Diluted	9,849,043	8,843,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2022	2021
Operating activities:
Net income (loss)	$9,944,743	$(99,359)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts of accounts receivable	7,469	480
Depreciation of equipment and leasehold improvements	67,610	80,438
Noncash operating lease expense	2,556	—
Stock-based compensation expense	88,035	138,876
Change in cash surrender value of life insurance	(140,298)	(167,084)
Provision for deferred compensation	42,301	88,810
Deferred compensation paid	—	(37,500)
Net changes in operating assets and liabilities:
Accounts receivable	66,019	120,587
Inventories	732,866	(1,390,691)
Prepaid expenses and other current assets	(209,989)	(194,087)
Income taxes payable	597,941	1,031
Accounts payable	(274,746)	624,512
Accrued liabilities	954,343	(11,661)
Deferred revenue	(186,736)	(82,445)
Net cash provided by (used in) operating activities	11,692,114	(928,093)

Investing activities:
Purchase of equipment and leasehold improvements	(11,773)	(57,194)
Life insurance premiums paid	(87,994)	(95,726)
Net cash (used in) investing activities	(99,767)	(152,920)

Financing activities:
Proceeds from exercise of stock options	70,440	1,364,046
Net cash provided by financing activities	70,440	1,364,046

Net increase in cash and cash equivalents	11,662,787	283,033
Cash and cash equivalents at beginning of period	9,208,170	6,950,215
Cash and cash equivalents at end of period	$20,870,957	$7,233,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$9,998,348	$22,697,489
Net income	—	—	—	9,944,743	9,944,743
Stock-based compensation expense	—	—	88,035	—	88,035
Stock option exercises	32,000	160	70,280	—	70,440
Balance, September 30, 2022	9,179,795	$45,899	$12,811,717	$19,943,091	$32,800,707

	Three Months Ended September 30, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net (loss)	—	—	—	(99,359)	(99,359)
Stock-based compensation expense	—	—	138,876	—	138,876
Stock option exercises	529,089	2,645	1,361,401	—	1,364,046
Balance, September 30, 2021	9,137,795	$45,689	$12,302,395	$8,630,580	$20,978,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2022 and 2021, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

During the quarter ended September 30, 2022, additional income generated by licensing fees that were offset by related legal fees and expenses, resulted in taxable income for the period. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in a state tax provision of $148,838 and federal income tax provision of $449,103. During the three months ended September 30, 2021, a state tax provision of $1,031 was recorded. There was no federal tax provision recorded for the three months ended September 30, 2021.

The Company expects to utilize a portion of its tax loss carryforwards for the year ended June 30, 2023 and the Company's remaining tax loss carryforward will be approximately $30,500,000. The expected utilization of the estimated tax loss carryforward decreased the deferred tax asset to approximately $9,300,000 as of September 30, 2022, and the future realization of this continues to be uncertain. The valuation allowance also decreased to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at September 30, 2022 and June 30, 2022 include:

	September 30, 2022	June 30, 2022
Deferred income tax assets:
Deferred compensation	$489,409	$479,340
Stock-based compensation	110,179	107,499
Accrued expenses and reserves	575,687	551,562
Deferred revenue	166,358	176,447
Federal and state net operating loss carryforwards	7,498,610	9,942,511
Credit carryforwards	300,889	292,155
Equipment and leasehold improvements	110,659	122,764
Lease liability	789,533	803,603
Valuation allowance	(9,251,287)	(11,671,606)
Total deferred income tax assets	790,037	804,275

Deferred income tax liabilities:
ROU asset	(789,533)	(803,603)
Other	(504)	(672)
Net deferred income tax assets	$-	$-

C) LEGAL COSTS

All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be reasonably estimated. Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the third party. Proceeds from the settlement of legal disputes are recorded in income when the amounts are determinable, and the collection is certain. Related legal fees and expenses are recorded in selling, general and administrative expense at that time.

D) OTHER INCOME

In the period ending September 30, 2022, the Company received licensing proceeds of $33,000,000, which were recorded as other income. Other income is shown as a separate line on the condensed consolidated statements of operations.

In the period ending September 30 2021, the Company received licensing proceeds of $100,000, which were also recorded as other income. Other income is shown as a separate line on the condensed consolidated statements of operations.

E) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions which include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at September 30, 2022 and June 30, 2022, is $1,979,530 and $1,937,229, respectively. Deferred compensation expense of $42,301 and $88,810 was recognized under this arrangement in the three months ended September 30, 2022 and September 30, 2021, respectively.

F) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets, including accounts and notes receivables. The new guidance represents significant changes to accounting for credit losses. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain smaller public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. As such, ASC Topic 326 will be effective for the Company for the fiscal year ending June 30, 2024. Management is currently assessing the impact of the adoption of this standard on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not are or not believed by management to have a

2.    INVENTORIES

The components of inventories were as follows:

	September 30, 2022	June 30, 2022
Raw materials	$2,228,870	$2,217,621
Finished goods	7,523,432	8,302,546
Inventories, gross	9,752,302	10,520,167
Reserve for obsolete inventory	(1,853,806)	(1,888,805)
Inventories, net	$7,898,496	$8,631,362

3.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility “Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2022, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2022, and June 30, 2022, there were no outstanding borrowings on the facility.

4.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2022	2021
United States	$2,712,751	$2,787,519
Export	641,778	1,577,548
Net Sales	$3,354,529	$4,365,067

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2022, the Company decreased its deferral rates from 3% to 2.4% for domestic sales and from 14% to 10% for export sales to reflect recent warranty experience. In the three months ended September 30, 2022 and 2021, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $167,939 and $153,221 respectively, for performance obligations related to consumer and customer warranties.  The deferred revenue liability was $883,564 as of June 30, 2021. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

5.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive.  The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended September 30,
	2022	2021
Numerator
Net income (loss)	$9,944,743	$(99,359)

Denominator
Weighted average shares, basic	9,157,284	8,843,946
Dilutive effect of stock compensation awards (1)	691,759	—
Diluted shares	9,849,043	8,843,946

Net income (loss) attributable to common shareholders per share:
Basic	$1.09	$(0.01)
Diluted	$1.01	$(0.01)

(1) Excludes approximately 1,500,528 weighted average stock options during the three months ended September 30, 2021, as the impact of such awards was anti-dilutive. For the three months ended September 30, 2022, no stock options were anti-dilutive.

6.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of a former Chairman’s revocable trust. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at an increased rate of $397,000 for an additional five years ending June 30, 2033. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

During the three months ended September 30, 2022, the Company made a charitable contribution of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers.  Neither officer receives fees or compensation from the Foundation for holding these positions.  There were no charitable contributions made to the Foundation during the three months ended September 30, 2021.

7.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2022, the Company’s top four accounts receivable customers represented approximately 19%, 15%, 13%, and 10% of trade accounts receivables. These same customers represented approximately 19%, 18%, 3%, and 0% of trade accounts receivable at June 30, 2022.

8.    LEGAL MATTERS

As of September 30, 2022, the Company is involved in the matters described below:

• The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints in United States District Court against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. During the period ended September 30, 2022 in connection with its program focused on enforcing its intellectual property, legal fees and related expenses of $21,016,408 were recorded as selling, general, and administrative expense.

• The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has been accrued as of September 30, 2022 and June 30, 2022.

The ultimate resolution of these matters is not determinable unless otherwise noted.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving these claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise.  Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “aims,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “thinks,” “may,” “will,” “shall,” “should,” “could,” “would,” “forecasts,” “predicts,” “potential,” “continue” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.  Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise.  In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 pandemic on the economy, the impact of the Russian-Ukrainian conflict and the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company initially developed stereo headphones in 1958 and has been recognized as a leader in the industry ever since. Koss markets a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. The Company operates as one business segment, as its principal business line is the design, manufacture and sale of stereo headphones and related accessories.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2022, and 2021:

	Three Months Ended
	September 30
Financial Performance Summary	2022	2021
Net sales	$3,354,529	$4,365,067
Net sales (decrease) %	(23.2)%	(16.2)%
Gross profit	$1,186,224	$1,581,837
Gross profit as % of net sales	35.4%	36.2%
Selling, general and administrative expenses	$23,670,596	$1,780,798
Selling, general and administrative expenses as % of net sales	705.6%	40.8%
Interest income	$27,056	$633
Other income	$33,000,000	$100,000
Income (loss) before income tax provision	$10,542,684	$(98,328)
Income (loss) before income tax as % of net sales	314.3%	(2.3)%
Income tax provision	$597,941	$1,031
Income tax provision as % of income (loss) before income tax	5.7%	(1.0)%

Fiscal 2023 Period Results Compared with Fiscal 2022 Period

(comments refer to the three-month period ended September 30 unless otherwise noted)

Net sales for the quarter ended September 30, 2022 decreased 23.2%. The approximately $1,011,000 decrease in net sales was driven by declines in the European market and sales to certain of our distributors, partially offset by 73% growth in direct-to-consumer (DTC) sales.

Net sales in the domestic market were approximately $2,713,000 in the three months ended September 30, 2022, compared to approximately $2,788,000 in the prior year period. While net sales to our largest distributor increased 85% over the same period in the prior year, certain other distributors were down nearly $600,000, or 66%, as a result of tighter inventory management and a reduction in the level of COVID-19 stimulus disbursements. The growth in DTC sales mostly offset these declines.

Export net sales for the three months ended September 30, 2022 were down significantly versus the prior year period. The decrease of $936,000, or 59%, was almost entirely attributable to an overall reduction in sales to European distributors. There were no sales to Russia or Ukraine during the three months ended September 30, 2022 due to the ongoing conflict between the two countries, resulting in a decrease of $263,000 in export sales year over year.

Gross profit margin decreased slightly to 35.4% for the three months ended September 30, 2022, compared to 36.2% for the three months ended September 30, 2021. While sales in the current year reflect a more favorable mix due to increased, higher margin sales to the distributor class and DTC, as well as decreased lower margin sales to Europe distributors, the resulting higher gross profit margins were partially offset by the impact of working through the inventory investment made while freight costs were higher. Margins were also negatively impacted by increased product compliance testing that occurred during the first three months of the current fiscal year.

The Company experienced lower freight rates during the quarter ended September 30, 2022 driven by reduced container demand. Delays throughout the supply chain continue as a result of the persistence of COVID-19 in all parts of the world, however, the delays were not overly impactful to the Company as bookings have continued without incident. The threat of a rail strike during the current quarter was initially tempered due to bargaining sessions held as a result of direct intervention by President Biden. Unfortunately, a tentative agreement has since been rejected, renewing the threat that there could be a strike that shuts down a vital link in the nation’s already struggling supply chain. The Company continues to monitor the situation as a rail strike would negatively impact the Company with increased operating costs and delays in product shipments.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased approximately $21,890,000 to $23,671,000. The increase was predominantly driven by approximately $21,016,000 in legal fees and expenses incurred as a result of litigation related to patent defense that was resolved during the quarter. A total of approximately $979,000 in bonus and profit-sharing accruals were recorded related to the increased net income before income taxes for the quarter due to licensing proceeds received during the three months ended September 30, 2022, partially offset by the aforementioned legal fees and expenses. A decrease of $118,000 in employer taxes on stock option exercises slightly offset the significant increase in expense for the current three-month period.

Other income for the three months ended September 30, 2022 consisted entirely of $33,000,000 in licensing proceeds. These proceeds are similar to the $100,000 licensing fee received in the prior year three-month period.

Income tax expense for the three months ended September 30, 2022 was approximately $600,000 and was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.7%, offset by an adjustment to the valuation allowance for deferred tax assets. On December 22, 2017,the Tax Cuts and Jobs Act (TCJA) was enacted which changed the rules for deducting net operating losses (NOLs). Before 2017, NOLs were fully deductible and could be carried back two years and carried forward 20 years. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 were limited to 80 percent of the resulting net income. The Company’s NOL carryforwards from fiscal 2017 and 2018 could be utilized to offset net income at 100 percent. The effective tax rate was 5.6% in the three months ended September 30, 2022 and less than 1% in the three months ended September 30, 2021. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2022.

In the three months ended September 30, 2022, stock option exercises resulted in tax deductible compensation expense of approximately $179,000 and will offset some of the income generated by the net licensing proceeds. Net operating loss carryforwards were utilized to reduce the taxable income and, as such, the remaining expected federal tax loss carryforward is expected to approximate $30,500,000 by the end of the fiscal year. The quarterly adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $9,300,000 as of September 30, 2022, and the future realization of this continues to be uncertain. The valuation allowance was also decreased to fully offset the deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative net loss is expected.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If efforts are successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position from time to time; however, there is no guarantee of a positive outcome from these efforts in the future, which could ultimately be time consuming and unsuccessful. Additionally, all or portions of monetary awards or judgments received by the Company in connection with these complaints, will be due to third parties.

The Company believes that its financial position remains strong. The Company had $20.9 million of cash and cash equivalents and available credit facilities of $5.0 million on September 30, 2022.

Recent Events

Recent events continuing to impact our business include COVID-19, the inflationary cost environment, disruption in our supply chain, and most recently the threatened rail strike in the U.S., and the ongoing crisis in Eastern Europe. As more fully described below, we expect each of these factors will impact our fiscal 2023 performance.

While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

COVID-19: The Company has closely monitored the impact of COVID-19 (including the emergence of variants) to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions are varied based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. The sweeping COVID -19 restrictions enacted in China to strictly prevent the spread of the virus could potentially impact sales if they result in disruptions of inventory replenishment. The Company expects the negative sales impacts caused by governmental responses to COVID-19, and the disruption in certain retail businesses to continue while new variants of the virus continue to emerge and spread.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s business, financial position, results of operations or liquidity, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The Company's future results will be determined by the effectiveness of vaccines, rollout of vaccine boosters, the duration of governmental pandemic restrictions, the impact of variants, geographic spread, further business disruptions and the overall impact on the economy throughout the world.

To protect the safety, health and well-being of employees, customers, and suppliers, the Company continues to maintain several preventive measures while also meeting the needs of global customers. These measures include increased frequency of cleaning and disinfecting of facilities, and may also include, as necessary, social distancing practices, remote working, restrictions on business travel, holding certain events virtually and limitations on visitor access to facilities.

The Company is committed to executing these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

Inflationary Cost Environment and Supply Chain Disruption – During the first half of fiscal 2022, we began experiencing inflationary cost increases in our commodities, packaging materials, wages and transportation costs. Higher energy costs caused inflation to rise further in the back half of the prior fiscal year and has continued into the current fiscal year. These increases have been partially mitigated by pricing actions implemented by the Company in the third quarter of last year, with another planned for the third quarter of the current fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases.

The Company’s supply chain is primarily in southern China. Since late fiscal year 2021, the Company has experienced issues related to the availability of containers and routings to move products in a cost effective and time efficient manner. There have also been impacts to the movement of new product introductions and costs. The Company is monitoring the situation closely and the supply chain team has modified business plans, which include, but are not limited to: (1) being alert to potential short supply situations; (2) assisting suppliers with acquisition of critical components; and (3) utilizing alternative sources and/or air freight. Additionally, the threat of a rail strike in the U.S. could potentially exacerbate the existing disruption in the supply chain and impact product shipments from suppliers and to customers.

Russia’s Invasion of Ukraine: The ongoing Russia-Ukraine conflict and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with the Executive Order declared on April 6, 2022, the Company suspended sales into Russia. Also, given the continued humanitarian crisis in Ukraine as a result of the conflict, and the population seeking refuge in other countries, sales to Ukraine have also ceased. Neither Russia nor Ukraine constitutes a significant portion of the business, combining for less than 5% of net sales for the three months ended March 31, 2022, the last quarter prior to the Executive Order. As a result, there was not a material impact on sales in the current quarter. We are uncertain, however, of the impact it will have on our results of operations in the future if the conflict continues.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2022 and 2021:

Total cash provided by (used in):	2022	2021
Operating activities	$11,692,114	$(928,093)
Investing activities	(99,767)	(152,920)
Financing activities	70,440	1,364,046
Net increase in cash and cash equivalents	$11,662,787	$283,033

Operating Activities

The cash provided by operating activities during the three months ended September 30, 2022 is almost entirely the result of licensing proceeds received, coupled with the increase in income tax, bonus and profit-sharing accruals that are a direct result of the increased net income. The impact of the licensing fees was partially offset by an increase in prepaid expenses due to the annual premiums paid for insurance renewal and the decrease in accounts payable as investment in inventories normalizes. The driving factor for the use of cash in the same three-month period in the prior year was the investment in inventory made to ensure availability and to provide better inventory positions on key products to mitigate the continued impacts of supply chain disruptions.

Investing Activities

Consistent with the prior year, cash used by investing activities for the three months ended September 30, 2022 was related to the premiums paid for company-owned life insurance policies on two of the Company’s executives as well as some minor fixed asset expenditures. The Company currently has sufficient cash flow from operations and available cash and its credit facility to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

Cash provided by financing activities is due entirely to stock option exercises. In the three months ended September 30, 2022, an aggregate of 32,000 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $70,000. An aggregate of 529,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan in the three months ended September 30, 2021. The cash provided from these stock option exercises was approximately $1,390,000.

As of September 30, 2022, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the quarters ended September 30, 2022 or September 30, 2021 under the stock repurchase program.

Liquidity

The Company's capital expenditures are primarily for leasehold improvements and tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company believes that cash generated from operations, together with healthy cash reserves and available borrowings, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned capital expenditures for the next twelve months following the date of this Quarterly Report on Form 10-Q and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2022, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2022, and June 30, 2022, there were no outstanding borrowings on the facility.

Contractual Obligation

The Company leases the 126,000 square foot facility from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the 5 beneficiaries of a former Chairman’s revocable trust. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. The Company has the option to renew the lease for an additional five years beginning July 1, 2028 and ending June 30, 2033 under the same terms and conditions except that the annual rent will increase to $397,000. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Off-Balance Sheet Transactions

At September 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020 the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Apple, Inc. filed in the U.S. District Court in the Western District of Texas on July 22, 2020 was dismissed on July 23, 2022 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), Northern District of California (Plantronics, Inc. and Polycom, Inc.), and District of Utah (Skullcandy, Inc.).

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission on August 28, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2022, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2022	—	$—	—	$2,139,753
August 1 - August 31, 2022	—	$—	—	$2,139,753
September 1 - September 30, 2022	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2022.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1	Third Amendment to Revolving Credit Agreement, effective October 30, 2022, by and between the Company and Town Bank *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2022 and 2021 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 28, 2022
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	October 28, 2022
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer