Form 10-Q
period 2022-12-31
KOSS CORP
filed 2023-01-27
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2022

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

At January 23, 2023, there were 9,189,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2022

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,812,277	$9,208,170
Short term investments, net of unamortized discounts	5,010,628	—
Accounts receivable, less allowance for doubtful accounts of $10,500 and $2,027, respectively	1,280,089	1,846,620
Inventories, net	7,829,596	8,631,362
Prepaid expenses and other current assets	341,646	188,478
Interest receivable	128,030	—
Total current assets	19,402,266	19,874,630

Equipment and leasehold improvements, net	1,002,594	1,088,017

Other assets:
Long term investments, net of unamortized discounts	9,890,533	—
Operating lease right-of-use asset	3,133,274	3,247,725
Cash surrender value of life insurance	5,976,410	5,744,724
Total other assets	19,000,217	8,992,449

Total assets	$39,405,077	$29,955,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285,482	$796,163
Accrued liabilities	1,287,181	560,356
Deferred revenue	419,043	543,891
Operating lease liability	230,121	223,530
Income taxes payable	497,872	3,033
Total current liabilities	2,719,699	2,126,973

Long-term liabilities:
Deferred compensation	1,891,154	1,937,229
Deferred revenue	135,594	169,210
Operating lease liability	2,907,629	3,024,195
Total long-term liabilities	4,934,377	5,130,634

Total liabilities	7,654,076	7,257,607

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,189,795 and 9,147,795, respectively	45,949	45,739
Paid in capital	12,908,840	12,653,402
Retained earnings	18,796,212	9,998,348
Total stockholders' equity	31,751,001	22,697,489

Total liabilities and stockholders' equity	$39,405,077	$29,955,096

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Net sales	$3,271,931	$4,415,886	$6,626,460	$8,780,953
Cost of goods sold	2,145,769	2,866,193	4,314,074	5,649,423
Gross profit	1,126,162	1,549,693	2,312,386	3,131,530

Selling, general and administrative expenses	2,473,975	1,229,294	26,144,571	3,010,091

(Loss) income from operations	(1,347,813)	320,399	(23,832,185)	121,439

Other income	—	255,975	33,000,000	355,975
Interest income	97,832	3,626	124,888	4,258

(Loss) income before income tax provision	(1,249,981)	580,000	9,292,703	481,672

Income tax (benefit) provision	(103,102)	1,031	494,839	2,062

Net (loss) income	$(1,146,879)	$578,969	$8,797,864	$479,610

(Loss) income per common share:
Basic	$(0.12)	$0.06	$0.96	$0.05
Diluted	$(0.12)	$0.06	$0.90	$0.05

Weighted-average number of shares:
Basic	9,186,208	9,144,099	9,171,746	8,994,023
Diluted	9,186,208	10,064,713	9,817,398	10,062,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2022	2021
Operating activities:
Net income	$8,797,864	$479,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts of accounts receivable	8,473	(35,764)
Depreciation of equipment and leasehold improvements	135,915	161,095
Amortization of discount on treasury securities	(16,232)	—
Noncash operating lease expense	4,476	—
Stock-based compensation expense	166,708	262,785
Change in cash surrender value of life insurance	(143,691)	(168,756)
(Benefit) provision for deferred compensation	(46,075)	167,560
Deferred compensation paid	—	(71,250)
Deferred compensation relieved	—	(472,883)
Other income - Net gain from life insurance benefits	—	(255,975)
Net changes in operating assets and liabilities:
Accounts receivable	558,058	818,483
Inventories	801,766	(1,844,937)
Prepaid expenses and other current assets	(153,168)	(14,557)
Interest receivable	(128,030)	—
Income taxes payable	494,839	2,062
Accounts payable	(510,681)	467,762
Accrued liabilities	726,825	236,076
Deferred revenue	(158,464)	(112,025)
Net cash provided by (used in) operating activities	10,538,583	(380,714)

Investing activities:
Purchase of equipment and leasehold improvements	(50,492)	(75,155)
Life insurance premiums paid	(87,995)	(95,888)
Purchases of investments	(14,884,929)	—
Net cash (used in) investing activities	(15,023,416)	(171,043)

Financing activities:
Proceeds from exercise of stock options	88,940	1,390,346
Net cash provided by financing activities	88,940	1,390,346

Net (decrease) increase in cash and cash equivalents	(4,395,893)	838,589
Cash and cash equivalents at beginning of period	9,208,170	6,950,215
Cash and cash equivalents at end of period	$4,812,277	$7,788,804

Non-cash financing and investing activity:
Reclassification of cash surrender value of life insurance to life insurance receivable	$—	$1,751,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$9,998,348	$22,697,489
Net income	—	—	—	8,797,864	8,797,864
Stock-based compensation expense	—	—	166,708	—	166,708
Stock option exercises	42,000	210	88,730	—	88,940
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$18,796,212	$31,751,001

	Six Months Ended December 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net income	—	—	—	479,610	479,610
Stock-based compensation expense	—	—	262,785	—	262,785
Stock option exercises	539,089	2,695	1,387,651	—	1,390,346
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842

	Three Months Ended December 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2022	9,179,795	$45,899	$12,811,717	$19,943,091	$32,800,707
Net (loss)	—	—	—	(1,146,879)	(1,146,879)
Stock-based compensation expense	—	—	78,673	—	78,673
Stock option exercises	10,000	50	18,450	—	18,500
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$18,796,212	$31,751,001

	Three Months Ended December 31, 2021
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2021	9,137,795	$45,689	$12,302,395	$8,630,580	$20,978,664
Net income	—	—	—	578,969	578,969
Stock-based compensation expense	—	—	123,909	—	123,909
Stock option exercises	10,000	50	26,250	—	26,300
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, the condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended December 31, 2022 and 2021, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2022 and 2021, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    INVESTMENTS

Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of discounts to maturity. Such amortization is included in interest income, along with other interest on cash and cash equivalents.

C)    INCOME TAXES

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

During the quarter ended December 31, 2022, a federal tax benefit of $74,389 and a state tax benefit of $28,713 were recorded based on a taxable loss. While declining sales contributed to the taxable loss, the main drivers were a payment made to the Company’s external patent litigation counsel and legal expenses paid related to the Company’s program focused on the enforcement of its intellectual property. For the six months ended December 31, 2022, as a result of additional income generated by licensing fees, offset by related legal fees and expenses, taxable income for the period was generated. On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted which changed the rules for deducting net operating losses (NOLs). Before 2017, NOLs were fully deductible and could be carried back two years and carried forward 20 years. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 were limited to 80 percent of the resulting taxable income. The Company’s NOL carryforwards from fiscal 2017 and 2018 could be utilized to offset taxable income at 100 percent. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $374,714 and $120,125, respectively. For the three and six months ended December 31, 2021, a state tax provision of $1,031 and $2,062, respectively, was recorded. The federal income tax expense was zero for the three and six months ended December 31, 2021.

The effective tax rate was 5.3% in the six months ended December 31, 2022 and less than 1% in the six months ended December 31, 2021. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2022. The Company's remaining tax loss carryforward will be approximately $32,500,000. Given the taxable loss generated during the quarter ended December 31, 2022, the expected utilization of the estimated tax loss carryforward decreased, which increased the deferred tax asset to approximately $9,600,000 as of December 31, 2022, and the future realization of this continues to be uncertain. The valuation allowance also increased to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2022 and June 30, 2022 include:

	December 31, 2022	June 30, 2022
Deferred income tax assets:
Deferred compensation	$474,734	$479,340
Stock-based compensation	112,858	107,499
Accrued expenses and reserves	612,678	551,562
Deferred revenue	156,269	176,447
Federal and state net operating loss carryforwards	7,861,442	9,942,511
Credit carryforwards	309,623	292,155
Equipment and leasehold improvements	116,184	122,764
Lease liability	775,285	803,603
Valuation allowance	(9,643,452)	(11,671,606)
Total deferred income tax assets	775,621	804,275

Deferred income tax liabilities:
ROU asset	(775,285)	(803,603)
Other	(336)	(672)
Net deferred income tax assets	$-	$-

D) LEGAL COSTS

All legal costs related to litigation for which the Company is liable are charged to operations as incurred, except settlements, which are expensed when a claim is probable and can be reasonably estimated. Recoveries of legal costs are recorded when the amount and items to be paid are confirmed by the third party. Proceeds from the settlement of legal disputes are recorded in other income when the amounts are determinable, and the collection is certain. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time.

E) OTHER INCOME

In the six months ending December 31, 2022 and 2021, the Company received licensing proceeds of $33,000,000 and $100,000, respectively, which were recorded as other income. In December 2021, the Company also recognized approximately $256,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

Other income is shown as a separate line on the condensed consolidated statements of operations.

F) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions which include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at December 31, 2022 and June 30, 2022 is $1,891,154 and $1,937,229, respectively. The decrease in the deferred compensation liability for the current officer during the six months ended December 31, 2022 resulted in a reduction of compensation expense under this arrangement of $46,075. In December 2021, the Company’s founder and former officer passed away. The Company had a total deferred compensation liability of $472,883 recorded at June 30, 2021 related to the former officer, which at his death was relieved. Deferred compensation income of $472,883 was recognized in selling, general and administrative expenses as a result. Payments of $71,250 made under this arrangement during the six months ended December 31, 2021 were expensed as paid.

G) RECENT ACCOUNTING PRONOUNCEMENTS

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    INVESTMENTS

The following table summarizes the unrealized positions for the held-to-maturity debt securities as of December 31, 2022:

	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US treasury securities	$14,901,161	$—	$38,950	$14,862,211
Total	$14,901,161	$—	$38,950	$14,862,211

The following table summarizes the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of December 31, 2022:

	Amortized Cost Basis	Fair value
Due within one year	$5,010,628	$5,003,216
Due after one year through five years	9,890,533	9,858,995
Total	$14,901,161	$14,862,211

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2022	June 30, 2022
Raw materials	$2,171,305	$2,217,621
Finished goods	7,566,200	8,302,546
Inventories, gross	9,737,505	10,520,167
Reserve for obsolete inventory	(1,907,909)	(1,888,805)
Inventories, net	$7,829,596	$8,631,362

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility “Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2022, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2022, and June 30, 2022, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
United States	$2,146,474	$3,191,867	$4,873,307	$6,003,559
Export	1,125,457	1,224,019	1,753,153	2,777,394
Net Sales	$3,271,931	$4,415,886	$6,626,460	$8,780,953

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2022, the Company decreased its deferral rates from 3% to 2.4% for domestic sales and from 14% to 10% for export sales to reflect recent warranty experience. In the six months ended December 31, 2022 and 2021, the Company recognized revenue which was included in the deferred revenue liability at the beginning of the periods of $210,236 and $335,578 respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $713,101 and $883,564, respectively, as of June 30, 2022 and 2021. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

6. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(1,146,879)	$578,969	$8,797,864	$479,610

Denominator
Weighted average shares, basic	9,186,208	9,144,099	9,171,746	8,994,023
Dilutive effect of stock compensation awards (1)	—	920,614	645,652	1,068,892
Diluted shares	9,186,208	10,064,713	9,817,398	10,062,915

Net (loss) income attributable to common shareholders per share:
Basic	$(0.12)	$0.06	$0.96	$0.05
Diluted	$(0.12)	$0.06	$0.90	$0.05

(1) Excludes approximately 590,046 weighted average stock options during the three months ended December 31, 2022, as the impact of such awards was anti-dilutive. For the three months ended December 31, 2021, as well as the six months ended December 31, 2022 and 2021, no stock options were anti-dilutive.

7.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of a former chairman’s revocable trust. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at an increased rate of $397,000 for an additional five years ending June 30, 2033. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

During the six months ended December 31, 2022, the Company made a charitable contribution of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were no charitable contributions made to the Foundation during the three months ended December 31, 2022 nor the three and six months ended December 31, 2021.

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of December 31, 2022, the Company’s top four accounts receivable customers represented approximately 20%, 14%, 13%, and 12% of trade accounts receivables. These same customers represented approximately 0%, 19%, 18%, and 3% of trade accounts receivable at June 30, 2022.

9.    LEGAL MATTERS

As of December 31, 2022, the Company is involved in the matters described below:

• The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints in United States District Court against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate or settle its claims, enter into licensing arrangements or reach some other outcome. During the quarter ended December 31, 2022, the Company made a payment of $950,000 to its external patent litigation team and incurred an additional $175,000 of related legal expense. The amounts became estimable during the second quarter, thus the expense was recorded in the second quarter as a change in estimate. Total legal fees and related expenses of $1,139,568 and $22,196,428, respectively, were recorded as selling, general and administrative expense during the three and six months ended December 31, 2022 in connection with its program focused on enforcing its intellectual property. During the three and six-month periods ended December 31, 2021, $30,583 and $56,950, respectively, of legal fees and related expenses were recorded.

• In July 2019, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000, which amount was accrued as of December 31, 2022 and June 30, 2022.

The ultimate resolution of these matters is not determinable unless otherwise noted.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. Although management currently believes that resolving these claims against the Company, individually or in the aggregate, will not have a material adverse impact on its condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, increase in prices for raw materials, labor, and fuel caused by rising inflation, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 pandemic on the economy, the impact of the Russian-Ukrainian conflict on the Company’s operations, borrowing costs, changes in tax rates, pending or threatened litigation and investigations and their outcomes, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements our management’s discussion and analysis for the year ended June 30, 2022 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2022, and 2021:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2022	2021	2022	2021
Net sales	$3,271,931	$4,415,886	$6,626,460	$8,780,953
Net sales (decrease) % from prior year period	(25.9)%	(10.4)%	(24.5)%	(13.4)%
Gross profit	$1,126,162	$1,549,693	$2,312,386	$3,131,530
Gross profit as % of net sales	34.4%	35.1%	34.9%	35.7%
Selling, general and administrative expenses	$2,473,975	$1,229,294	$26,144,571	$3,010,091
Selling, general and administrative expenses as % of net sales	75.6%	27.8%	394.5%	34.3%
Interest income	$97,832	$3,626	$124,888	$4,258
Other income	$—	$255,975	$33,000,000	$355,975
(Loss) income before income tax (benefit) provision	$(1,249,981)	$580,000	$9,292,703	$481,672
(Loss) income before income tax as % of net sales	(38.2)%	13.1%	140.2%	5.5%
Income tax (benefit) provision	$(103,102)	$1,031	$494,839	$2,062
Income tax (benefit) provision as % of (loss) income before income tax	8.2%	0.2%	5.3%	0.4%

Fiscal 2023 Period Results Compared with Fiscal 2022 Period

(comments refer to the three and six-month periods ended December 31 unless otherwise noted)

Net sales for the quarter ended December 31, 2022 decreased by $1,144,000, or 25.9%, primarily due to reduced sales to certain of our distributors in the domestic market and lower sales to the Asian markets. For the six-month period ended December 31, 2022, net sales decreased by $2,154,000, or 24.5%, due mainly to a decline in the European and Asian markets, and a slowdown in certain of our domestic distributor sales. Growth in direct-to-consumer (DTC) sales of approximately $331,000, or 20.7%, partially offset the declines.

Net sales in the domestic market were approximately $2,146,000 in the three months ended December 31, 2022, compared to approximately $3,192,000 in the prior year period, a decrease of $1,046,000, or 32.8%. Domestic net sales for the six months ended December 31, 2022 decreased from $6,004,000 in the prior year period to $4,873,000, a decline of $1,131,000, or 18.8%. Net sales to certain of our domestic distributors decreased 62% from the prior year driven by weaker demand which appears to be due to over-stocked shelves as a result of the bullwhip effect triggered by the pandemic. Net sales to the education market also decreased by over 50% mainly as a result of a delay in repeat orders. The declines were partially offset by growth in DTC sales during the six months ended December 31, 2022 over the same period in the prior year.

Export net sales for the three months ended December 31, 2022 decreased by $99,000, or 8.1%, compared to the three months ended December 31, 2021, behind a decrease in sales to our Asian distributors due to the delay in recovery after the pandemic. Export net sales were down $1,024,000, or 36.9%, in the six months ended December 31, 2022 versus the same prior year period. The decrease was attributable to a 31.8% reduction in sales to European distributors, which reflects the lack of sales to Russia or Ukraine due to the ongoing conflict between the two countries, as well as a 39.3% decline in sales to our Asian distributors for the six-month period.

Gross profit margin decreased slightly to 34.9% for the six months ended December 31, 2022, compared to 35.7% for the six months ended December 31, 2021. Margins were impacted by a less favorable market mix as higher margin sales to certain of our distributors, including custom headphones to healthcare and specialty customers, during the current six-month period declined by over 60%. Growth of 23.3% in gross DTC sales, which generally bear a higher margin, for the six-month period helped to partially offset the aforementioned negative impacts on gross margin. Margins were also negatively impacted by fixed manufacturing expenses that do not flex with sales volume.

The Company continued to benefit from lower freight rates during the quarter ended December 31, 2022 driven by general reduced container demand and the partnership with a dedicated freight forwarder.

Selling, general and administrative expenses for the three months ended December 31, 2022 were $2,474,000, approximately double that of the same period in the prior year. The increase was driven mainly by a payment of $950,000 made to the Company’s external patent litigation team, and another $175,000 of legal expenses related to patent defense litigation resolved in the prior quarter, which were recorded as a change in estimate in the quarter ended December 31, 2022. The year-over-year increase is also partly attributable to the prior year second quarter including the reversal of the deferred compensation liability for the Company’s founder who passed away in that quarter, resulting in an approximately $300,000 reduction to net expense for the prior quarter. For the six months ended December 31, 2022, selling, general and administrative expenses increased by approximately $23,134,000 to $26,145,000 compared to the prior year period. The increase was predominantly driven by approximately $22,196,000 in legal fees and expenses incurred as a result of the patent defense litigation referenced above. A total of approximately $955,000 in bonus accruals and profit-sharing expense was recorded related to the increased net income before income taxes for the first six months of fiscal year 2022 due to licensing proceeds received during the quarter ended September 30, 2022, partially offset by the aforementioned legal fees and expenses. A decrease of $116,000 in employer taxes on stock option exercises slightly offset the significant increase in expense for the current six-month period.

Other income for the six months ended December 31, 2022 consisted entirely of $33,000,000 in licensing proceeds received in the first quarter. The Company received licensing proceeds of $100,000 in the prior year six-month period which was also recorded as other income. In December 2021, the Company recognized other income on the proceeds from a company-owned life insurance policy on its founder, who passed away December 21, 2021. Total other income for the three and six months ended December 31, 2021 was $256,000 and $356,000, respectively.

Income tax expense for the six months ended December 31, 2022 was approximately $495,000 and was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.7%, offset by an adjustment to the valuation allowance for deferred tax assets. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $374,714 and $120,125, respectively. For the three and six months ended December 31, 2021, a state tax provision of $1,031 and $2,062, respectively, was recorded. The federal income tax expense was zero for the three and six months ended December 31, 2021. The effective tax rate was 5.3% in the six months ended December 31, 2022 and less than 1% in the six months ended December 31, 2021. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2022.

In the six months ended December 31, 2022, stock option exercises resulted in tax deductible compensation expense of approximately $208,000 and will offset some of the taxable income generated by the net licensing proceeds. Net operating loss carryforwards were utilized to reduce the taxable income and, as such, the remaining expected federal tax loss carryforward is expected to approximate $32,500,000 by the end of the fiscal year. The quarterly adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $9,600,000 as of December 31, 2022, and the future realization of this continues to be uncertain. The valuation allowance was also increased to fully offset the deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative net loss is expected.

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

The Company believes that its financial position remains strong. The Company had $4.8 million of cash and cash equivalents, $5.0 million of short-term investments and available credit facilities of $5.0 million on December 31, 2022.

Recent Events

Recent events continuing to impact our business include COVID-19, the inflationary cost environment, disruption in our supply chain, the ongoing crisis in Eastern Europe, and the threatened rail strike in the U.S. As more fully described below, we expect each of these factors will impact our fiscal 2023 performance.

While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

COVID-19: The Company continues to closely monitor the impact of COVID-19 (including the emergence of variants) to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions are varied based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. The recent easing of the strict zero-COVID policies that China has maintained for the past three years has resulted in a surge of COVID infections, with another spike expected during the upcoming Lunar New Year. This potential increased spread of the virus could impact sales if it results in disruptions of inventory replenishment. The Company expects the negative sales impacts caused by governmental responses to COVID-19, and the disruption in certain retail businesses to continue so long as new variants of the virus continue to emerge and spread.

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

To protect the safety, health and well-being of employees, customers, and suppliers, the Company continues to maintain several preventive measures while also meeting the needs of global customers. These measures include increased frequency of cleaning and disinfecting of facilities, and may also include, as necessary, social distancing practices, some remote working, restrictions on business travel, continuing to hold certain events virtually and limitations on visitor access to facilities.

The Company is committed to executing these plans and will remain in close contact with its supply chain to monitor future possible implications, especially on production facilities.

Inflationary Cost Environment and Supply Chain Disruption – The first half of fiscal 2022 brought continued inflationary cost increases in our commodities, packaging materials, wages and transportation costs. Higher energy costs caused inflation to rise in the back half of the prior fiscal year and has continued into the current fiscal year. These increases have been partially mitigated by pricing actions implemented by the Company in the third quarter of the prior fiscal year, with another increase slated for the third quarter of the current fiscal year. The Company is also working with a dedicated freight forwarding partner to minimize freight rate increases.

The Company’s supply chain is primarily in southern China. Delays throughout the supply chain continue as a result of the persistence of COVID-19 in all parts of the world, however, the Company does not believe that these continuing delays will be material to the Company as the cadence of specific customers’ bookings have become more consistent. The Company is aware that with the recent easing of COVID-19 restrictions in China, manufacturing operations and major ports may be impacted by an increase in COVID-19 illness, which could result in supply chain delays. As such, the Company continues to monitor the situation closely, and the supply chain team has modified business plans, which include, but are not limited to: (1) being alert to potential short supply situations; (2) assisting suppliers with acquisition of critical components; and (3) utilizing alternative sources and/or air freight.

In December 2022, the U.S. government intervened in the rail strike that began in the prior month and implemented a labor agreement that prohibited the workers from striking. Despite the U.S. government’s intervention, the threat of a strike that could shut down a vital link in the nation’s supply chain continues to be a concern. The Company continues to monitor the situation as a rail strike in the U.S. could potentially exacerbate the existing disruption in the supply chain and impact product shipments from suppliers and to customers, resulting in increased operating costs and delays in product shipments.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2022 and 2021:

Total cash provided by (used in):	2022	2021
Operating activities	$10,538,583	$(380,714)
Investing activities	(15,023,416)	(171,043)
Financing activities	88,940	1,390,346
Net (decrease) increase in cash and cash equivalents	$(4,395,893)	$838,589

Operating Activities

A significant portion of the cash provided by operating activities during the six months ended December 31, 2022 is the result of the licensing proceeds received, partially offset by the payment of related legal fees and expenses and profit sharing. The impact of the licensing fees was coupled with a reduction in inventory as the investment in inventory levels off, and a decline in accounts receivable resulting from lower sales. Cash used by operating activities related to the decrease in accounts payable resulting from lower freight costs and fewer inventory purchases. The driving factor for the use of cash in the same six-month period in the prior year was the investment in inventory made to ensure availability and to provide better inventory positions on key products to mitigate the continued impacts of supply chain disruptions, offset by a decline in accounts receivable.

Investing Activities

Cash used by investing activities for the six months ended December 31, 2022 was almost entirely related to the purchase of $15,300,000 of U.S. Treasury securities at a discount. The Company believes that its cash flow from operations and available cash and its credit facility is sufficient to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

Cash provided by financing activities is due entirely to stock option exercises. In the six months ended December 31, 2022, an aggregate of 42,000 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $89,000. During the six months ended December 31, 2021, an aggregate of 539,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $1,390,000.

As of December 31, 2022, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended December 31, 2022 or December 31, 2021 under the stock repurchase program.

Liquidity

The Company's capital expenditures are primarily for leasehold improvements and tooling. In addition, it has interest payments on its borrowings when it uses its line of credit facility. The Company believes that cash generated from operations, together with healthy cash reserves and available borrowings, provide it with adequate liquidity to meet operating requirements, debt service requirements and planned or necessary tooling, leasehold and other capital expenditures for the next twelve months following the date of this Quarterly Report on Form 10-Q and thereafter for the foreseeable future. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extended the expiration date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2022, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2022 and June 30, 2022, there were no outstanding borrowings on the facility.

Contractual Obligation

The Company leases the 126,000 square foot facility from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of a former chairman’s revocable trust. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. The Company has the option to renew the lease for an additional five years beginning July 1, 2028 and ending June 30, 2033 under the same terms and conditions except that the annual rent will increase to $397,000. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Off-Balance Sheet Transactions

At December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020 the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Apple, Inc. filed in the U.S. District Court in the Western District of Texas on July 22, 2020 was dismissed on July 23, 2022 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in the District of Massachusetts (Bose Corporation), the Southern District of California (PEAG, LLC), the Northern District of California (Plantronics, Inc. and Polycom, Inc.), and the District of Utah (Skullcandy, Inc.).

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission on August 28, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the six months ended December 31, 2022, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - October 31, 2022	—	$—	—	$2,139,753
November 1 - November 30, 2022	—	$—	—	$2,139,753
December 1 - December 31, 2022	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2022.

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
10.1

Third Amendment to Revolving Credit Agreement, effective October 30, 2022, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on October 28, 2022 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2022 and 2021 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 27, 2023
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	January 27, 2023
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer