Form 10-Q
period 2023-03-31
KOSS CORP
filed 2023-05-12
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2023

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

At May 8, 2023, there were 9,216,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2023

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,921,632	$9,208,170
Short term investments, amortized cost basis	12,045,520	—
Accounts receivable, less allowance for doubtful accounts of $36,262 and $2,027, respectively	1,235,411	1,846,620
Inventories, net	7,079,259	8,631,362
Prepaid expenses and other current assets	394,188	188,478
Interest receivable	56,014	—
Total current assets	23,732,024	19,874,630

Equipment and leasehold improvements, net	967,828	1,088,017

Other assets:
Long term investments, amortized cost basis	4,949,470	—
Operating lease right-of-use asset	3,074,952	3,247,725
Cash surrender value of life insurance	5,979,730	5,744,724
Total other assets	14,004,152	8,992,449

Total assets	$38,704,004	$29,955,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353,313	$796,163
Accrued liabilities	870,822	560,356
Deferred revenue	379,061	543,891
Operating lease liability	233,152	223,530
Income taxes payable	250,203	3,033
Total current liabilities	2,086,551	2,126,973

Long-term liabilities:
Deferred compensation	2,000,012	1,937,229
Deferred revenue	125,732	169,210
Operating lease liability	2,848,191	3,024,195
Total long-term liabilities	4,973,935	5,130,634

Total liabilities	7,060,486	7,257,607

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,216,795 and 9,147,795, respectively	46,084	45,739
Paid in capital	13,034,075	12,653,402
Retained earnings	18,563,359	9,998,348
Total stockholders' equity	31,643,518	22,697,489

Total liabilities and stockholders' equity	$38,704,004	$29,955,096

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Net sales	$3,369,160	$4,634,552	$9,995,620	$13,415,506
Cost of goods sold	2,076,482	2,671,336	6,390,557	8,320,759
Gross profit	1,292,678	1,963,216	3,605,063	5,094,747

Selling, general and administrative expenses	1,746,034	1,566,430	27,890,606	4,576,521

(Loss) income from operations	(453,356)	396,786	(24,285,543)	518,226

Other income	—	6,415	33,000,000	362,389
Interest income	189,593	3,578	314,482	7,837

(Loss) income before income tax provision	(263,763)	406,779	9,028,939	888,452

Income tax (benefit) provision	(30,910)	3,575	463,928	5,638

Net (loss) income	$(232,853)	$403,204	$8,565,011	$882,814

(Loss) income per common share:
Basic	$(0.03)	$0.04	$0.93	$0.10
Diluted	$(0.03)	$0.04	$0.87	$0.09

Weighted-average number of shares:
Basic	9,206,135	9,147,795	9,183,042	9,044,532
Diluted	9,206,135	9,888,083	9,791,627	10,024,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2023	2022
Operating activities:
Net income	$8,565,011	$882,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts of accounts receivable	40,277	(35,216)
Depreciation of equipment and leasehold improvements	186,168	225,130
Amortization of discount on treasury securities	(110,632)	—
Noncash operating lease expense	6,391	—
Stock-based compensation expense	243,688	382,010
Change in cash surrender value of life insurance	(147,012)	(171,688)
Provision for deferred compensation	62,783	187,560
Deferred compensation paid	—	(71,250)
Deferred compensation relieved	—	(472,883)
Other income - Net gain from life insurance benefits	—	(262,391)
Loss on disposal of fixed assets	2,263	7,856
Net changes in operating assets and liabilities:
Accounts receivable	570,932	(40,328)
Inventories	1,552,103	(1,849,288)
Prepaid expenses and other current assets	(205,710)	(4,945)
Interest receivable	(56,014)	—
Income taxes payable	247,170	(163)
Accounts payable	(442,850)	376,050
Accrued liabilities	310,466	290,977
Deferred revenue	(208,308)	(117,140)
Net cash provided by (used in) operating activities	10,616,726	(672,895)

Investing activities:
Purchase of equipment and leasehold improvements	(68,242)	(98,028)
Life insurance premiums paid	(87,994)	(95,887)
Proceeds from life insurance policy	—	2,014,184
Purchases of investments	(16,884,358)	—
Net cash (used in) provided by investing activities	(17,040,594)	1,820,269

Financing activities:
Proceeds from exercise of stock options	137,330	1,390,346
Net cash provided by financing activities	137,330	1,390,346

Net (decrease) increase in cash and cash equivalents	(6,286,538)	2,537,720
Cash and cash equivalents at beginning of period	9,208,170	6,950,215
Cash and cash equivalents at end of period	$2,921,632	$9,487,935

Supplemental cash flow information:
Cash paid for income taxes	$216,759	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$9,998,348	$22,697,489
Net income	—	—	—	8,565,011	8,565,011
Stock-based compensation expense	—	—	243,688	—	243,688
Stock option exercises	69,000	345	136,985	—	137,330
Balance, March 31, 2023	9,216,795	$46,084	$13,034,075	$18,563,359	$31,643,518

	Nine Months Ended March 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	$43,044	$10,802,118	$8,729,939	$19,575,101
Net income	—	—	—	882,814	882,814
Stock-based compensation expense	—	—	382,010	—	382,010
Stock option exercises	539,089	2,695	1,387,651	—	1,390,346
Balance, March 31, 2022	9,147,795	$45,739	$12,571,779	$9,612,753	$22,230,271

	Three Months Ended March 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$18,796,212	$31,751,001
Net (loss)	—	—	—	(232,853)	(232,853)
Stock-based compensation expense	—	—	76,980	—	76,980
Stock option exercises	27,000	135	48,255	—	48,390
Balance, March 31, 2023	9,216,795	$46,084	$13,034,075	$18,563,359	$31,643,518

	Three Months Ended March 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2021	9,147,795	$45,739	$12,452,554	$9,209,549	$21,707,842
Net income	—	—	—	403,204	403,204
Stock-based compensation expense	—	—	119,225	—	119,225
Stock option exercises	—	—	—	—	—
Balance, March 31, 2022	9,147,795	$45,739	$12,571,779	$9,612,753	$22,230,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, the condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022, and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2023 and 2022, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

During the quarter ended March 31, 2023, a state income tax benefit of $30,910 was recorded mainly as a result of an update to state apportionment percentages. No federal tax benefit or provision was recorded for the quarter. For the nine months ended March 31, 2023, as a result of additional income generated by licensing fees, offset by related legal fees and expenses, taxable income for the period was generated. On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted which changed the rules for deducting net operating losses (NOLs). Before 2017, NOLs were fully deductible and could be carried back two years and carried forward 20 years. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 were limited to 80 percent of the resulting taxable income. The Company’s NOL carryforwards from fiscal 2017 and 2018 could be utilized to offset taxable income at 100 percent. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $374,714 and $89,214, respectively, for the nine months ended March 31, 2023. For the three and nine months ended March 31, 2022, a state tax provision of $3,575 and $5,638, respectively, was recorded. The federal income tax expense was zero for the three and nine months ended March 31, 2022.

The effective tax rate was 5.1% in the nine months ended March 31, 2023 and less than 1% in the nine months ended March 31, 2022. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2022. The Company's remaining tax loss carryforward as of June 30, 2023 is expected to be approximately $32,600,000. A taxable loss was generated during the quarter ended March 31, 2023, lessening the expected utilization of the estimated tax loss carryforward, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at March 31, 2023 and June 30, 2022 include:

	March 31, 2023	June 30, 2022
Deferred income tax assets:
Deferred compensation	$471,577	$479,340
Stock-based compensation	115,323	107,499
Accrued expenses and reserves	637,160	551,562
Deferred revenue	136,900	176,447
Federal and state net operating loss carryforwards	8,014,182	9,942,511
Credit carryforwards	318,357	292,155
Equipment and leasehold improvements	133,336	122,764
Lease liability	762,212	803,603
Valuation allowance	(9,825,086)	(11,671,606)
Total deferred income tax assets	763,961	804,275

Deferred income tax liabilities:
ROU asset	(763,793)	(803,603)
Other	(168)	(672)
Net deferred income tax assets	$-	$-

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

E) OTHER INCOME

In the nine months ending March 31, 2023 and 2022, the Company received licensing proceeds of $33,000,000 and $100,000, respectively, which were recorded as other income. In December 2021, the Company also recognized approximately $256,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

Other income is shown as a separate line on the condensed consolidated statements of operations.

F) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions which include compensation, years of service, expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at March 31, 2023 and June 30, 2022 is $2,000,012 and $1,937,229, respectively. The increase in the deferred compensation liability for the current officer during the nine months ended March 31, 2023 resulted in compensation expense under this arrangement of $62,783. In December 2021, the Company’s founder and former officer passed away. The Company had a total deferred compensation liability of $472,883 recorded at June 30, 2021 related to the former officer which, at his death, was relieved, resulting in deferred compensation income of $472,883 recognized in selling, general and administrative expenses during the nine months ended March 31, 2022. Deferred compensation payments of $71,250 made under this arrangement during the period prior to his passing were expensed as paid, along with compensation expense of $116,310 recorded related to the increase in the deferred compensation liability for the current officer, resulting in $285,323 of deferred compensation income recorded during that nine-month period.

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

2.    INVESTMENTS

The following table summarizes the unrealized positions for the held-to-maturity debt securities as of March 31, 2023:

	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US treasury securities	$16,994,990	$—	$18,864	$16,976,126
Total	$16,994,990	$—	$18,864	$16,976,126

The following table summarizes the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of March 31, 2023:

	Amortized Cost Basis	Fair value
Due within one year	$12,045,520	$12,032,385
Due after one year through five years	4,949,470	4,943,741
Total	$16,994,990	$16,976,126

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2023	June 30, 2022
Raw materials	$2,148,104	$2,217,621
Finished goods	6,805,658	8,302,546
Inventories, gross	8,953,762	10,520,167
Reserve for obsolete inventory	(1,874,503)	(1,888,805)
Inventories, net	$7,079,259	$8,631,362

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2023, and June 30, 2022, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
United States	$2,717,144	$3,735,235	$7,589,385	$9,781,357
Export	652,016	899,317	2,406,235	3,634,149
Net Sales	$3,369,160	$4,634,552	$9,995,620	$13,415,506

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2022, the Company decreased its deferral rates from 3% to 2.4% for domestic sales and from 14% to 10% for export sales to reflect recent warranty experience. In the nine months ended March 31, 2023 and 2022, the Company recognized revenue which was included in the deferred revenue liability at the beginning of the periods of $284,584 and $394,963 respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $713,101 and $883,564, respectively, as of June 30, 2022 and 2021. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

6. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(232,853)	$403,204	$8,565,011	$882,814

Denominator
Weighted average shares, basic	9,206,135	9,147,795	9,183,042	9,044,532
Dilutive effect of stock compensation awards (1)	—	740,288	608,585	979,941
Diluted shares	9,206,135	9,888,083	9,791,627	10,024,473

Net (loss) income attributable to common shareholders per share:
Basic	$(0.03)	$0.04	$0.93	$0.10
Diluted	$(0.03)	$0.04	$0.87	$0.09

(1) Excludes approximately 514,878 weighted average stock options during the three months ended March 31, 2023, as the impact of such awards was anti-dilutive. For the three months ended March 31, 2022, as well as the nine months ended March 31, 2023 and 2022, no stock options were anti-dilutive.

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

During the nine months ended March 31, 2023, the Company made a charitable contribution of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were no charitable contributions made to the Foundation during the three months ended March 31, 2023 nor the three and nine months ended March 31, 2022.

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of March 31, 2023, the Company’s top four accounts receivable customers represented approximately 32%, 11%, 11%, and 8% of trade accounts receivables. These same customers represented approximately 19%, 4%, 3%, and 18% of trade accounts receivable at June 30, 2022.

9.    LEGAL MATTERS

As of March 31, 2023, the Company is involved in the matters described below:

• The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints in United States District Court against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate or settle its claims, enter into licensing arrangements or reach some other outcome. Total legal fees and related expenses of $68,543 and $22,264,972, respectively, were recorded as selling, general and administrative expense during the three and nine months ended March 31, 2023 in connection with its program focused on enforcing its intellectual property. During the three and nine-month periods ended March 31, 2022, $20,416 and $77,365, respectively, of legal fees and related expenses were recorded.

• In July 2019, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000, which was accrued as of March 31, 2023 and June 30, 2022.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2023	2022	2023	2022
Net sales	$3,369,160	$4,634,552	$9,995,620	$13,415,506
Net sales (decrease) increase % from prior year period	(27.3)%	16.2%	(25.5)%	(5.0)%
Gross profit	$1,292,678	$1,963,216	$3,605,063	$5,094,747
Gross profit as % of net sales	38.4%	42.4%	36.1%	38.0%
Selling, general and administrative expenses	$1,746,034	$1,566,430	$27,890,606	$4,576,521
Selling, general and administrative expenses as % of net sales	51.8%	33.8%	279.0%	34.1%
Interest income	$189,593	$3,578	$314,482	$7,837
Other income	$—	$6,415	$33,000,000	$362,389
(Loss) income before income tax (benefit) provision	$(263,763)	$406,779	$9,028,939	$888,452
(Loss) income before income tax as % of net sales	(7.8)%	8.8%	90.3%	6.6%
Income tax (benefit) provision	$(30,910)	$3,575	$463,928	$5,638
Income tax (benefit) provision as % of (loss) income before income tax	11.7%	0.9%	5.1%	0.6%

Fiscal 2023 Period Results Compared with Fiscal 2022 Period

(comments refer to the three and nine-month periods ended March 31 unless otherwise noted)

Net sales for the quarter ended March 31, 2023 decreased by $1,265,000, or 27.3%, primarily due to reduced sales to certain of our distributors in the domestic market and online retailers, as well as lower sales in the European markets. For the nine-month period ended March 31, 2023, net sales decreased by $3,420,000, or 25.5%, with over 50% of the reduction due to a slowdown in certain of our domestic distributor sales. This was coupled with a continued decline in sales to our European and Asian markets.

Net sales in the domestic market were approximately $2,717,000 in the three months ended March 31, 2023, compared to approximately $3,735,000 in the prior year period, a decrease of $1,018,000, or 27.3%. Domestic net sales for the nine months ended March 31, 2023 decreased from $9,781,000 in the prior year period to $7,589,000, a decline of $2,192,000, or 22.4%. A weakness in consumer demand and bloated customer inventory levels have resulted in a 38% decrease in net sales to certain of our domestic distributors, representing approximately 85% of the drop in domestic net sales. Growth in direct-to-consumer (DTC) sales of $214,000, or 8.7%, during the nine months ended March 31, 2023 over the same period in the prior year helped to slightly offset the decline.

Export net sales for the three months ended March 31, 2023 decreased by $247,000, or 27.5%, compared to the three months ended March 31, 2022, behind a decrease in sales to our distributors in Russia and Ukraine due to the continued discord in that region. Export net sales were down $1,228,000, or 33.8%, in the nine months ended March 31, 2023 versus the same prior year period. The decline in overall sales during fiscal year 2023 heightened the impact of the drop-off in sales to the two distributors in Russia and Ukraine, representing nearly 50% of the decrease in export sales for the current year. The 12.4% and 34.7% reduction in sales to our European and Asian distributors, respectively, for the current nine-month period also contributed to the decline.

Gross profit margin decreased to 36.1% for the nine months ended March 31, 2023, compared to 38.0% for the nine months ended March 31, 2022. As the Company sold off inventory brought in during the prior year at higher freight rates, the margins on those sales were adversely impacted. Margins were also negatively impacted by fixed manufacturing expenses that do not flex with sales volume. Favorability from lower freight costs during the current nine-month period, as a result of declining rates and a decreasing investment in inventory, provided some positive impact on the overall margin as a partial offset.

Freight rates remained constant through the quarter ended March 31, 2023 and are expected to continue as general container demand remains stable and the partnership with a dedicated freight forwarder is maintained.

Selling, general and administrative expenses for the three months ended March 31, 2023 were $1,746,000, a $180,000 or 11.5% increase over the same period in the prior year. The decrease in the discount rates used to calculate the deferred compensation liability resulted in an increase in the liability with a corresponding increase to expense. This, coupled with an increase in legal fees compared to the prior year, were the main factors for the increase. For the nine months ended March 31, 2023, selling, general and administrative expenses increased by approximately $23,314,000 to $27,891,000 compared to the prior year period. The significant increase was primarily a result of approximately $22,265,000 in legal fees and expenses incurred in support of the Company’s patent defense litigation. Also, increased expense related to a bonus accrual of $381,000 and a second quarter profit-sharing payout of $576,000 were recorded as a result of the increased net income before income taxes for the first nine months of fiscal year 2023 due mainly to the licensing proceeds received during the quarter ended September 30, 2022, partially offset by the aforementioned legal fees and expenses. A decrease of $108,000 in employer taxes on stock option exercises slightly offset the significant increase in expense for the current nine-month period.

Other income for the nine months ended March 31, 2023 consisted entirely of $33,000,000 in licensing proceeds received in the first quarter. The Company received licensing proceeds of $100,000, which was also recorded as other income, in the first quarter of the prior year. Also, in December 2021, the Company recognized other income on the proceeds from a company-owned life insurance policy on its founder, who passed away on December 21, 2021. Total other income for the nine months ended March 31, 2022 was $362,000.

An income tax benefit of approximately $31,000 was recorded during the third quarter of fiscal year 2023 as a result of the taxable loss for the period. Income tax expense for the nine months ended March 31, 2023 was approximately $464,000 and was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.8%, offset by an adjustment to the valuation allowance for deferred tax assets. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $374,714 and $89,214, respectively. For the three and nine months ended March 31, 2022, a state tax provision of $3,575 and $5,638, respectively, was recorded. The federal income tax expense was zero for the three and nine months ended March 31, 2022. The effective tax rate was 5.1% in the nine months ended March 31, 2023 and less than 1% in the nine months ended March 31, 2022. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2022.

In the nine months ended March 31, 2023, stock option exercises resulted in tax deductible compensation expense of approximately $332,000 and will offset some of the taxable income generated by the net licensing proceeds. Net operating loss carryforwards were utilized to reduce the taxable income and, as such, the remaining expected federal tax loss carryforward is expected to approximate $32,600,000 by the end of the fiscal year. The quarterly adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $9,800,000 as of March 31, 2023, and the future realization of this continues to be uncertain. The valuation allowance was also increased to fully offset the deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

The Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If efforts are successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position from time to time. However, there is no guarantee of a positive outcome from these efforts in the future, which could ultimately be time-consuming and unsuccessful. Additionally, all or portions of monetary awards or judgments received by the Company in connection with these complaints will be due to third parties.

The Company believes that its financial position remains strong. The Company had $2.9 million of cash and cash equivalents, $12.0 million of short-term investments and available credit facilities of $5.0 million on March 31, 2023.

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

COVID-19: The Company continues to closely monitor the impact of COVID-19 (including the emergence of variants) to protect the health and safety of its employees and customers. Business plans are being continuously updated and executed to maintain supply of the Company’s products to our customers throughout the world. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic. As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions to ease restrictions vary based upon the current extent and severity of the COVID-19 pandemic within their respective countries and localities. Certain of the Company’s suppliers have been, and could continue to be, impacted by the COVID-19 pandemic, resulting in disruptions to inventory replenishment. The Company expects the negative sales impacts caused by governmental responses to COVID-19, and the disruption in certain retail businesses to continue so long as new variants of the virus continue to emerge and spread.

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

The Company is committed to executing these plans and remains in close contact with its supply chain to monitor future possible implications, especially on production facilities.

Inflationary Cost Environment and Supply Chain Disruption - The Company continues to experience inflationary cost increases in our commodities, packaging materials, wages and higher energy and transportation costs. These increases have been partially mitigated by pricing actions implemented by the Company in the third quarter of the prior fiscal year, with another increase at the beginning of the third quarter of the current fiscal year. The Company also continues to work with a dedicated freight forwarding partner to minimize freight rate increases.

The Company’s supply chain is primarily in southern China. Delays throughout the supply chain continue as a result of the persistence of COVID-19 in all parts of the world, however, the Company does not believe that these continuing delays will be material to the Company as the cadence of specific customers’ bookings have become more consistent. The Company is aware that with the easing of COVID-19 restrictions in China, manufacturing operations and major ports could continue to be impacted by an increase in COVID-19 illness, which could result in supply chain delays. As such, the Company continues to monitor the situation closely, and the supply chain team has modified business plans, which include, but are not limited to: (1) being alert to potential short supply situations; (2) assisting suppliers with acquisition of critical components; and (3) utilizing alternative sources and/or air freight.

In April 2023, United Parcel Service (UPS) and the International Brotherhood of Teamsters Union started labor contract talks to negotiate better pay, no forced overtime and the elimination of a two tier pay system. Members of the union have stated that they are prepared to walk off the job if UPS fails to deliver a deal before the current contract expires at midnight on July 31, 2023. Also, since December 2022, when the U.S. government abated a threatened railroad strike and implemented a labor agreement that prohibited the workers from striking, some union leaders and railroad executives have voluntarily reopened the conversation around paid sick leave in hopes of negotiating an improvement. The Company continues to monitor both situations as ether strike in the U.S. could potentially exacerbate disruptions in the supply chain and impact product shipments from suppliers and to customers, resulting in increased operating costs and delays in product shipments.

Russia’s Invasion of Ukraine - The ongoing Russia-Ukraine conflict and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with the Executive Order declared on April 6, 2022, the Company suspended sales into Russia. Also, given the continued humanitarian crisis in Ukraine as a result of the conflict, and the population seeking refuge in other countries, sales to Ukraine have also ceased. The lack of sales to Russia and Ukraine during the nine months ended March 31, 2023 compared to net sales of approximately $600,000, or 4% of total net sales for the same period in the prior year. The continuation of the conflict will have an impact on sales to the region in the future, however we are uncertain of what that impact will be on the results of operations.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2023 and 2022:

Total cash provided by (used in):	2023	2022
Operating activities	$10,616,726	$(672,895)
Investing activities	(17,040,594)	1,820,269
Financing activities	137,330	1,390,346
Net (decrease) increase in cash and cash equivalents	$(6,286,538)	$2,537,720

Operating Activities

A majority of the cash provided by operating activities during the nine months ended March 31, 2023 is the result of the licensing proceeds received, partially offset by the payment of related legal fees and expenses as well as the profit-sharing payout in the second quarter. Additionally, the continued reduction in inventory levels as the Company’s investment tapers off contributed to the cash provided by operating activities during the first nine months of the current fiscal year. The use of cash in the same nine-month period in the prior year was related to the impact of the deliberate investment in inventory to ensure adequate stock levels to mitigate the impact of potential supply chain delays. An increase in accounts payable and accrued liabilities as a result of the increased inventory investment and customer deposits from our European distributors provided cash from operating activities to partially offset the use.

Investing Activities

Cash used by investing activities for the nine months ended March 31, 2023 was almost entirely related to the purchase of $17,300,000 of U.S. Treasury securities at a discount. The Company believes that its cash flow from operations and available cash and its credit facility is sufficient to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

Cash provided by financing activities is due entirely to stock option exercises. In the nine months ended March 31, 2023, an aggregate of 69,000 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $137,000. During the nine months ended March 31, 2022, an aggregate of 539,089 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan. The cash provided from these stock option exercises was approximately $1,390,000.

As of March 31, 2023, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended March 31, 2023 or March 31, 2022 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extended the expiration date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2023 and June 30, 2022, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the nine months ended March 31, 2023, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - January 31, 2023	—	$—	—	$2,139,753
February 1 - February 28, 2023	—	$—	—	$2,139,753
March 1 - March 31, 2023	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2023.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2023 and 2022 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 12, 2023
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	May 12, 2023
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer