Form 10-K
period 2023-06-30
KOSS CORP
filed 2023-08-25
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2022, was approximately

$24,849,955 based on the $4.95 per share closing price of the Company’s common stock as reported on the Nasdaq Stock Market on December 30, 2022.

On August 21, 2023, there were 9,234,795 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2023

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; the impact of the Russian-Ukraine conflict on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; volatility in the price and trading volume of our common stock; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K.

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

The Company operates in the audio/video industry segment of the home entertainment and communication industry through its design, manufacture and sale of stereo headphones and related accessory products. The Company reports its results as a single reporting segment, as the Company’s only business line is the design, manufacture and sale of stereo headphones and related personal listening accessories.

The Company’s products are sold through U.S. distributors, international distributors, audio specialty stores, the internet, national retailers, grocery stores, electronics retailers, and prisons under the “Koss” name as well as private label. The Company also sells products to distributors for resale to school systems, and directly to other manufacturers for inclusion with their own products. International markets are served by domestic sales representatives and sales personnel in the Netherlands and the Caucasus region. The Company utilizes independent distributors in several foreign countries.

Approximately 80% of the Company’s fiscal year 2023 sales were from stereo headphones used for listening to music. The remaining approximately 20% of the Company’s sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as sold to original equipment manufacturers (“OEM”). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the personal listening industry with the first Koss SP/3 stereo headphone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia. As of June 30, 2023, the Company had over 400 trademarks registered in approximately 90 countries around the world and over 160 patents in approximately 25 countries. The Company has trademarks to protect the brand name, Koss, and its logo on its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

Given the significance of the Company’s intellectual property to its business, in 2019 the Company launched a program to enforce its intellectual property rights and protect its patent portfolio. As part of this enforcement program, the Company has filed and pursued lawsuits against a number of companies that the Company believes have infringed or are infringing upon its patents and may enter into licensing agreements or initiate additional lawsuits. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the stereo headphone industry.

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones have smoothed throughout the year. Management believes that the Company’s business is not seasonal as evidenced by the fact that the Company’s net sales for the last three years, including the year ended June 30, 2023, were almost equally split between the first and second halves of the year. Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products. Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL AND BACKLOG

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry sufficient amounts of inventory to meet delivery requirements of its customers. On a limited basis, the Company does offer 90-120 day payment terms to certain customers and may, on a rare occasion, extend payment terms to its customers for a special promotion. Based on historical trends, management does not expect these practices to have a material effect on net sales or net income. As of June 30, 2023, the Company’s backlog of orders was approximately $320,000, which the Company considers minimal in relation to net sales during fiscal year 2023 or projected sales for fiscal year 2024 net sales.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, and to listen to other audio-related media. The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world. Additionally, the Company fills direct-to-consumer (DTC) orders on its website. The Company markets its products through many domestic retail outlets and numerous retailers worldwide. The Company also markets products directly to several original equipment manufacturers for use in their products. In the years ended June 30, 2023 and 2022, the Company’s largest sales concentration was represented by its own DTC offerings via the Amazon portal and were approximately 20% and 16% of net sales in fiscal year 2023 and 2022, respectively. The Company’s products have broad distribution worldwide across many channels including distributors, specialty stores, mass merchants, and electronics stores. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. A material loss of retailers and/or distributors could result in a loss of product placement and have an adverse effect on the Company’s financial results, however, management believes that the impact of any such loss could be partially alleviated by a corresponding decrease, on a limited basis, in expenses. The Company’s five largest customers accounted for approximately 51% and 45% of net sales in fiscal years 2023 and 2022, respectively.

COMPETITION

The Company focuses on the stereo headphone industry. In the stereo headphone market, the Company competes with all major competitors, many of which are large and diversified and have greater total assets and resources than the Company. The extent to which retailers and consumers view the Company as a pioneer in the creation of the personal listening industry, an innovative vendor of high-quality stereo headphone products, and a provider of excellent after-sales customer service, is the extent to which the Company offers a competitive advantage. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service, as well as its intellectual property portfolio, to support its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $288,231 during fiscal year 2023. These activities were conducted by both Company personnel and outside consultants. There was $285,244 in expenses for research and development activities during fiscal year 2022. The Company expects to incur on-going research and development costs related to its Bluetooth® and traditional wired headphones as it is planning to introduce new product offerings on a regular basis. The increasing costs related to worldwide certification of these technologies by country has increased the costs of regional compliance testing and has impacted the time to market on these wireless items.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal years 2023 and 2022, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition. The increased public awareness and concern regarding climate change has resulted in increased regulations which are rapidly evolving. The Company continues to monitor the evolving regulations, as well as related required disclosures, to ensure that we will be conformant. It is unclear as to whether any emerging and evolving regulations will have a material impact on the Company's results of operations.

EMPLOYEES

As of June 30, 2023, the Company employed 31 non-union employees, 3 of which were part-time employees.  The Company also engaged temporary personnel at times during the year ended June 30, 2023.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market. In addition, the governments of the United States and foreign nations may elect to erect trade barriers on exports and/or imports, respectively. The creation of additional barriers would reduce the Company’s net sales and net income. In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products. For further information, see Part II, Item 7.

The Company has sales personnel currently located in the Netherlands and the Caucasus region to service the international export marketplace. The loss of these personnel would result in a transfer of sales and marketing responsibility. The Company sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Africa, Asia, Australia, South America, Latin America, the Caribbean, Canada and Mexico. During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2023	2022
United States	$9,848,521	$13,132,899
Czech Republic	1,328,476	1,195,768
Sweden	997,058	1,552,559
Canada	209,159	314,607
Korea, Republic of	190,149	81,264
Belgium	176,581	132,880
Malaysia	122,172	395,914
All other countries	227,535	899,628
Net sales	$13,099,651	$17,705,519

As a result of the Russian-Ukraine conflict, the Company suspended all sales to Russia in accordance with Executive Order 14071 issued by President Biden on April 6, 2022. Sales to Ukraine have also been impacted as a result of the humanitarian crisis there due to the ongoing hostilities. In the prior two fiscal years, neither Russia nor Ukraine represented a significant portion of the Company’s export business and, in the aggregate, was less than 3.4% of net sales for the year ended June 30, 2022. The Company is uncertain, however, how the conflict will impact future sales.

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses contract manufacturing facilities in the People’s Republic of China and Taiwan. A contract employee is based in China to manage supplier quality and to assist with development of new products. Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically. The Company maintains finished goods inventory in its U.S. facility to mitigate this risk. The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months, in which case the Company believes that it could restore production of its top 10 selling models (which represent approximately 57% of the Company’s 2023 net sales) within 18-24 months. Required compliance testing impacts the time it takes to bring a product to market as well as the time necessary to retool a product and re-enter the marketplace. The Company is also at risk if trade restrictions are introduced on its products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

CYBERSECURITY

The Company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the Company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through a security breach. The Company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties’ intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the Company’s business, increase costs and/or result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the Company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the Company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations. The Company has programs in place intended to address and mitigate the cybersecurity risks. These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, education of employees to the risks of external threats, and simplification of infrastructure to minimize servers. Additionally, the Company seeks to minimize its risk by keeping the number of physical servers at the HQ location and its exposure to public systems to a minimum. Additional e-commerce improvements have further mitigated exposure and business critical systems, including the Company’s ERP system, have been migrated to Tier-1 cloud service providers, with more anticipated in the future. While the Company devotes resources to security measures to protect its systems and data, these measures cannot provide absolute security.

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

 ITEM 1A.    RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition, and results of operations. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Operations and Financial Results

The Company is dependent on the proper functioning of our contract manufacturers in China, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations.

The Company relies on our third-party supply chain and distribution networks and the availability of necessary components to produce a significant number of our products. A reduction or interruption in supply, including interruptions due to a reoccurrence of the COVID-19 pandemic, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan to produce a significant amount of our products. There has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan-based suppliers. Any other adverse changes in the social, political, regulatory or economic conditions in the countries could materially increase the cost of the products we buy or delay shipments. There has also been increasing geopolitical tension between China and the United States. Sustained uncertainty about, or worsening of, economic relations and further escalation of trade tensions between the United States and China, or any other country in which the Company conducts business, could result in retaliatory trade restrictions that restrict our ability to source products from China or continue business in such other country. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would also directly affect profits.

Our dependence on foreign suppliers for our products necessitates ordering products further in advance than we would if manufactured domestically, thus increasing investments in inventory. Delays in receiving and shipping products due to interruptions in its supply chain would pose a risk of lower sales to the Company and the potential for price volatility, negatively impacting profits. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months.

In the past, we have experienced supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers, and disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, or force majeure events.

In April 2023, United Parcel Service (“UPS”) and the International Brotherhood of Teamsters Union (the “Teamsters”) started labor contract talks to negotiate better pay, no forced overtime and the elimination of a two tier pay system. On July 25, 2023, UPS and the Teamsters reached a tentative five-year contract deal that would avert a nationwide strike. Also, since December 2022, when the U.S. government abated a threatened railroad strike and implemented a labor agreement that prohibited the workers from striking, some union leaders and railroad executives have voluntarily reopened the conversation around paid sick leave in hopes of negotiating an improvement. The Company continues to monitor both situations as ether strike in the U.S. could potentially exacerbate disruptions in the supply chain and impact product shipments from suppliers and to customers, resulting in increased operating costs and delays in product shipments. The Company also believes that the recent loss of Yellow freight lines to insolvency could impact carrier availability and increase freight costs. The Company had no material direct exposure to Yellow in 2023.

The current hostilities in Eastern Europe and the resulting economic sanctions imposed by the government have impacted the global economy. While we have no operations in Russia or Ukraine, we are unable to sell to certain of our customers that have been negatively impacted by this event. The continuation of the military conflict could lead to increased supply chain disruptions, inflationary pressures and volatility in global markets that could negatively impact our operations.

The Company continuously monitors its supply chain in order to modify business plans as may be necessary. This could include increasing the investment in inventory, being alert to potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight. However, these measures may entail additional costs to the Company and cannot guarantee that the Company will not be adversely affected by supply chain disruptions.

Failure to attract and retain customers to sell the Company’s products could adversely affect sales volume and future profitability.

The Company markets a line of products used by consumers to listen to music. The Company distributes these products through large domestic distributors and some retail channels in the U.S. and independent distributors throughout the rest of the world. The Company is dependent upon its ability to attract and retain a base of customers to sell the Company’s line of products. The Company has broad distribution across many channels including specialty stores, mass merchants, electronics stores and computer retailers. The Company may not be able to maintain customers or model selections and therefore may experience a reduction in its sales revenue until a model is restored to the mix or a lost customer is replaced by a new customer. The loss of business of one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

A shift in customer specifications to lower priced items can reduce profit margins, negatively impacting profitability.

The Company sells lines of products with suggested retail prices ranging from less than $10 up to $1,000. The gross margin for each of these models varies in terms of percentages. The Company finds the low-priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Therefore, a shift in customer specifications and preferences toward lower priced items could lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in profit margins. Some distributors sell a limited range of products that yield lower profit margins than others. Most notably, the budget-priced stereo headphone segment of the market (below $10 retail), which is distributed through mass market retailers, computer stores, and office supply stores and to school systems, tends to yield the lowest gross margins. An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

If we are unable to continue to develop innovative and popular products, our brand image may be harmed and demand for our products may decrease.

Consumer electronics are subject to constantly and rapidly changing consumer preferences based on industry trends and performance features, including technological advancement. Our success depends largely on our ability to lead, anticipate, gauge and respond to these changing consumer preferences and trends in a timely manner, while preserving and strengthening the perception and authenticity of our brand. We must continue to develop high performance products that provide better design and performance attributes than the products of our competitors at similar price points. Market acceptance of new designs and products is subject to uncertainty, and we cannot assure you that our efforts will be successful. The inability of new product designs or new product lines to gain market acceptance, or our current products losing traction in the market, could adversely affect our brand image, our business and financial condition. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to increase consumer demand, which could constrain our management, financial and operational resources. If new products we introduce do not experience broad market acceptance or demand for our existing products wanes, our net sales could decline.

We may not be able to compete effectively, which could cause our net sales and market share to decline.

The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brands and lifestyle companies that also produce headphone products. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our brand name, reputation, product appearance and technology. If we fail to obtain, maintain, or in some cases enforce our intellectual property rights, our competitors may be able to copy our designs, or use our brand name, trademarks, or technology. As a result, if we are unable to successfully protect our intellectual property rights, or resolve any conflicts effectively, our results of operations may be harmed. Regardless of the merits of the claims, litigation may be expensive, time-consuming, and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may negatively affect how we operate our business. In connection with its ongoing intellectual property enforcement program, which includes lawsuits alleging infringement of patents relating to its wireless audio technology, the Company has granted licenses covering certain Company patents. Other similar complaints filed remain outstanding. As all litigation is uncertain, there can be no assurance that any of this remaining or future litigation will be decided in our favor.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors are experiencing financial difficulties because of current adverse economic conditions. A retailer or distributor experiencing such difficulties generally will not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral, and sometimes are not able to obtain information regarding their current financial status. Failure of these retailers or distributors to remain current on their obligations to us could result in losses that exceed the reserves we set aside in anticipation of this risk. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

Direct-to-Consumer sales through the Amazon marketplace account for a significant amount of our net sales and the loss of, or reduced purchases from, this sales channel could have a material adverse effect on our operating results.

Our largest concentration of sales in fiscal year 2023 came from our DTC sales via the Amazon portal and accounted for more than 20% and 16% of our net sales in fiscal years 2023 and 2022, respectively. We do not have long-term contracts to conduct sales through the Amazon portal or for sales to any of our customers, and all of our customers generally purchase from us on a purchase order basis. As a result, Amazon or any other customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain customers, individually or in aggregate, choose to no longer sell our products, slow their rate of purchase of our products or decrease the number of unique products they purchase, our results of operations would be adversely affected.

Our products may experience quality problems from time to time that can result in decreased sales and operating margin and harm to our reputation.

We offer products that can be affected by design and manufacturing defects. Defects can also exist in components used for our products. Component defects could make the Company’s products unsafe and create a risk of property damage and personal injury. There can be no assurance the Company will be able to detect all issues and defects in the products it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant, and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

An information systems interruption or breach in security could adversely affect us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States. Our effective income tax rate could be adversely affected in the future by several factors, including changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results, and cash flows could be adversely affected.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The Company continues to experience inflationary cost increases in our commodities, packaging materials, wages and higher energy and transportation costs, thus potentially impacting our ability to meet customer demand. These increases have been partially mitigated by pricing actions implemented in the third quarter of the current fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for our products resulting from a slowdown in consumer spending as disposable income decreases due to rising interest rates, the price of essential items and dwindling savings. Other risk factors further exacerbated by inflation include supply chain disruptions, risks of international operations and the recruitment and retention of talent.

Risks Related to our International Operations

Economic regulation, trade restrictions, and increasing manufacturing costs in China could adversely impact our business and results of operations.

The Company uses contract manufacturing facilities in the People’s Republic of China. An increase in the cost of labor or taxes on wages in China may lead to an increase in the cost of goods manufactured in China. Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability. Additionally, government trade policies, including the imposition of tariffs, export restrictions, sanctions or other retaliatory measures, as described above under “The Company is dependent on the proper functioning of our contract manufacturers in China, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations.,” could limit our ability to source materials and products from China at acceptable prices or at all. We do not currently have arrangements with contract manufacturers in other countries that may be acceptable substitutes. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries and what products may be subject to such actions. To the extent such actions inhibit our transactions with contract manufacturing facilities and suppliers in China, our business may be materially adversely affected.

The ongoing war between Russia and Ukraine could adversely affect our business, financial condition, and results of operations.

Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. Also, as a result of the humanitarian crisis in Ukraine created by the war and the population seeking refuge in other countries, sales to Ukraine have been impacted. There have been no sales to Russia or Ukraine during the fiscal year ended June 30, 2023 and such sales consisted of approximately 3.4% of net sales for the year ended June 30, 2022.

Although the length, impact and outcome of the conflict is unpredictable, the war has already contributed to market and other disruptions, including volatility in commodity prices, supply and prices of energy, disrupted supply chains, political and social instability as well as an increase in cyberattacks. We are uncertain, however, of the impact it will have on our results of operations for the future in the region. We are actively monitoring the conflict and will report on its impact on our business, financial condition, and results of operations as necessary as developments occur.

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

 We engage in operations, and enter into agreements with counterparties, located outside the U.S., which exposes us to political, governmental, and economic instability and foreign currency exchange rate fluctuations. Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity, and prospects. Risks associated with potential operations, commitments, and investments outside of the U.S. include but are not limited to risks of:

•global and local economic, social and political conditions and uncertainty;

•currency exchange restrictions and currency fluctuations;

•export and import duties;

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

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption, and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

•general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

Fluctuations in currency exchange rates could affect the Company’s financial results and operations, including with respect to pricing of products and overall demand for the Company’s products.

The Company receives a material portion of its sales and profits from business in Europe. To the extent that the value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the foreign demand for the Company’s products. The Company is paid by its international customers in U.S. dollars. To the extent that increased prices arising from currency fluctuations decrease the overall demand for the Company’s products or motivate customers to purchase lower-priced, lower profit products, the Company’s sales, profits, and cash flows could be adversely affected.

Risks Related to our Stock

Our stock price has been, and may in the future, be subject to significant fluctuations and volatility.

The market price of our stock is subject to price volatility. Additionally, over the years, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to companies’ operating performance. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel, a decline in demand for our products and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares. During the fiscal year ended June 30, 2023, the sales price of our common stock fluctuated between a reported high sales price of $11.20 on July 25, 2022 and a reported low sales price of $3.56 on June 23, June 26, and June 27, 2023. The trading volume in shares of our common stock can also vary widely. For example, during the most recent fiscal year, daily trading volume ranged from a low of 3,200 shares on April 6, 2023 to a high of 7,202,400 on July 25, 2022. Our market capitalization, as implied by various trading prices, can reflect valuations that diverge significantly from those seen prior to volatility and, to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. As a result of this volatility, investors may experience losses on their investment in our common stock.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply could lead to extreme price volatility in shares of our common stock.

In the past, securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes can lead to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Trading by short sellers may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Stockholders that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

The Koss family, including certain members of our management, owns a significant percentage of our stock and, as a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our stockholders.

Michael Koss, our President and Chief Executive Officer, beneficially owned 4,153,410 shares of our common stock as of August 1, 2023, representing 43.7% of shares outstanding on such date, including shares held by a voting trust over which Mr. Koss holds sole voting and dispositive power. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a large stockholder, since such a stockholder can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Michael Koss directs the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Future sales of a substantial amount of our common stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates collectively hold substantial amounts of shares of our common stock and have vested options for the purchase of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The Company leases its 126,000 square foot facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. On May 24, 2022, the lease was renewed extending the expiration to June 30, 2028 (the “Extended Term”), with a second extension (“Second Extended Term”) to June 30, 2033. The lease extension maintains the rent at a fixed rate of $380,000 per year for the Extended Term with an increase to $397,000 per year for the Second Extended Term. The negotiated increase in rent slated for 2028 will be the first increase in rent under the lease since 1996. The lease is being accounted for as an operating lease. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. The Company utilizes its Milwaukee facility for administrative, corporate and production functions. All facilities are in good repair and, in the opinion of the management, are suitable and adequate for the Company’s business purposes.

ITEM 3.    LEGAL PROCEEDINGS

As part of its intellectual property enforcement program, on July 22, 2020 the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Apple, Inc. filed in the U.S. District Court in the Western District of Texas on July 22, 2020 was dismissed on July 23, 2022 following resolution of the litigation between parties. The lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed on August 4, 2023 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS. There were 494 record holders of the Company’s common stock as of August 22, 2023. This number does not include individual participants in security position listings. There were no dividends declared during the fiscal years ended June 30, 2023 and 2022.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of Shares
	of Shares	Price Paid	Part of Publicly	Available under
Period (2023)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1 - April 30	—	$—	—	$2,139,753
May 1 - May 31	—	$—	—	$2,139,753
June 1 - June 30	—	$—	—	$2,139,753

(1) In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2023, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2023 or 2022.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness, and other key financial information of the Company for fiscal years 2023 and 2022. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also the “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Report.

Overview

John C. Koss and the Company have been recognized as the creator of the personal listening industry. The Company initially developed the first Koss SP 3 stereo headphones in 1958 and has been an innovator in the field ever since. We market a complete line of high-fidelity headphones, wireless Bluetooth® headphones, wireless Bluetooth® speakers, computer headsets, telecommunications headsets, and active noise canceling headphones. Koss operates as one business segment, as its only business line is the design, manufacture and sale of stereo headphones and related personal listening accessories.

The Company’s products are sold domestically and internationally through a variety of retailers and distributors, as well as directly to other manufacturers to include with their own products. Changes in sales volume are driven primarily by the addition or loss of customers, a customer adding or removing a product from its inventory, or changes in economic conditions. Sales levels are less impacted by seasonality or the traditional holiday shopping season.

Although certain of the Company’s products could be viewed as essential by consumers for use with mobile phones and other portable electronic devices, many other models represent a more discretionary spend. The results of the Company’s operations are therefore susceptible to consumer confidence and adverse macroeconomic factors such as inflation, slower growth or recession, higher interest rates, and wage and commodity inflation. In addition, the economic sanctions imposed as a result of the Russia/Ukraine conflict have impacted certain of our customers in those markets and the surrounding regions.

The impacts of COVID-19 have moderated since it was declared a global pandemic by the World Health Organization in March 2020. The Company continues to monitor any changes regarding the pandemic and any future impacts of COVID-19 on our business, operations, and financial results.

Fiscal Year 2023 Summary

•Net sales declined 26.0% to $13,099,651 due predominantly to weaker consumer demand led by constraints on consumer spending brought on by higher inflation and, as a result, lower disposable income. Over inventory positions at some U.S. distributors also contributed to the decline. Export sales fell 29% while domestic sales fell 25%.

•Gross profit as a percentage of sales decreased 3.9 percentage points to 34.0%. The decrease was primarily due to fixed manufacturing expenses that do not flex with the lower sales volume. The favorable mix of higher margin direct-to-consumer (“DTC”) sales offset the year over year decline in higher margin domestic distributors.

•Selling, general and administrative expenses increased significantly as a result of legal fees and expenses incurred in support of the Company’s patent defense litigation. Excluding the effect of these legal fees and expenses, selling, general and administrative expenses increased by approximately $1.3 million, or 24.9%. Bonus and profit-sharing expense as a consequence of the net income from licensing proceeds during the year also contributed to the increase.

•Other income for the year ended June 30, 2023 consisted entirely of $33,000,000 in licensing proceeds received in the first quarter of the year.

•Tax expense for the year ended June 30, 2023 was $317,377 as a direct impact of the licensing income earned during the year.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2023	2022
Net sales	$13,099,651	$17,705,519
Net sales decrease	(26.0)%	(9.4)%
Gross profit	$4,457,414	$6,715,630
Gross profit as % of net sales	34.0%	37.9%
Selling, general and administrative expenses	$29,358,466	$5,813,607
Selling, general and administrative expenses as % of net sales	224.1%	32.8%
Interest income	$520,809	$11,513
Other income	$33,000,000	$362,390
Income before income tax provision	$8,619,757	$1,275,926
Income before income tax provision as % of net sales	65.8%	7.2%
Income tax provision	$317,377	$7,517
Income tax provision as % of income before taxes	3.7%	0.6%

2023 Results of Operations Compared with 2022

Net sales for the fiscal year 2023 declined by 26.0% mainly as a result of lower sales to U.S. distributors coupled with a 28.9% drop in sales to the Company’s export markets.

For the year ended June 30, 2023, domestic net sales decreased $3,284,378, or 25.0% to $9,848,521. Sales to U.S. distributors were impacted by an oversupply of inventory as a consequence of higher-level purchases during the pandemic followed by recent weakened consumer demand for our product due to inflation. While DTC sales, believed to be a significant approach to driving growth, remained stable year over year, it continued to represent the Company’s largest market class, growing from approximately 19% of total net sales during the twelve months ended June 30, 2022 to approximately 25% during the current fiscal year.

Export net sales also saw a downturn during the current fiscal year, decreasing $1,321,490 or 28.9% to $3,251,130. The adverse impacts from the war between Russia and Ukraine, along with increasing inflation and higher energy costs, drove an approximately 27% decline in sales to export distributors in Europe by nearly $1,000,000 versus fiscal year 2022. Lost sales of approximately $600,000 to Russia and Ukraine made up the majority of the drop. A decrease in sales to distributors in Asia also contributed to the decline mainly behind a lack of sales to one of the Company’s non-retail original equipment manufacturers that utilizes Koss headphones in one of their products. Sales to this market were over $350,000 during the year ended June 30, 2022.

Gross profit as a percentage of net sales decreased to 34.0% for the year ended June 30, 2023, compared to 37.9% for the prior fiscal year. Gross margins vary by customer, product, and markets and, as a result, any shifts in the mix can impact the overall gross margin. While the mix of higher margin DTC sales was favorable compared to the prior fiscal year, fixed manufacturing overhead expenses that don’t flex with sales negatively impacted the margins for the year. And while freight costs improved during the first half of the year and then stabilized in the back half, the movement of inventory received at the higher freight costs will continue to offset the reduced shipping costs. The Company renewed its contract with the freight forwarder, stabilizing contract rates and bringing them in line with market rates. UPS reached a tentative agreement for a new five-year national contract with the Teamsters on July 25, 2023, averting a potential crisis in small package shipping. The new agreement is likely to increase the Company’s future freight costs.

Selling, general and administrative expenses for the year ended June 30, 2023 increased by approximately $23,545,000 to $29,358,000 compared to the prior year period. The significant change was predominantly a result of the increase of approximately $22,276,000 in legal fees and expenses incurred in support of the Company’s patent defense litigation. Excluding the effect of these legal fees and expenses, selling, general and administrative expenses increased by approximately $1.3 million, or 24.9%. Also, a bonus accrual of $334,000 and a second quarter profit-sharing payout of $576,000 were recorded as a result of the increased net income before income taxes for the fiscal year 2023 due mainly to the licensing proceeds received during the first quarter of 2023, partially offset by the aforementioned legal fees and expenses. During the year ended June 30, 2023, deferred compensation expense of $60,000 was recorded related to the change in the net present value of the future expected payments to a current officer as a result of an additional vesting year, which increased the future annual payments. This compares to $633,000 of income recorded in the prior fiscal year as a result of income of $473,000 recognized with the reversal of the deferred compensation liability for the Company’s founder who passed away in December 2021, offset by $71,250 of payments accrued and made to the former officer prior to his passing, and deferred compensation income of $231,000 recognized under the arrangement for the current officer as a result of increasing interest rates. Employer taxes on stock option exercises of approximately $28,000 were recorded in the current year compared to $134,000 in the prior year, a decrease of $106,000.

Other income for the year ended June 30, 2023 consisted entirely of $33,000,000 in licensing proceeds received in the first quarter. The Company received licensing proceeds of $100,000, which was also recorded as other income, in the first quarter of the prior year. Also, in December 2021, the Company recognized other income on the proceeds from a company-owned life insurance policy on its founder, who passed away on December 21, 2021. Total other income for the fiscal year 2022 was $362,390.

Interest income of $520,809 was recorded during the year ended June 30, 2023 for interest earned on U.S. Treasury securities that were purchased midyear to better secure the Company’s excess cash while earning a return. Interest income of $11,513 was earned on a money market account in the prior fiscal year.

Income tax expense of $317,377 for the year ended June 30, 2023 was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.8%, offset by an adjustment to the valuation allowance for deferred tax assets. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $230,139 and $87,237, respectively. For the year ended June 30, 2022, there was no federal tax provision and a state tax provision of $7,517 was recorded. The effective tax rate was 3.7% for the fiscal year ended June 30, 2023 compared to less than 1% for the previous fiscal year.

During the twelve months ended June 30, 2023, stock option exercises resulted in tax deductible compensation expense of approximately $368,000 and will offset some of the taxable income generated by the net licensing proceeds. Net operating loss carryforwards were also utilized to reduce the taxable income and, as such, the remaining expected federal tax loss carryforward is expected to approximate $31,800,000 by the end of the fiscal year. The current fiscal year adjustment to the estimated tax loss carryforward decreased the deferred tax asset to approximately $8,200,000 as of June 30, 2023, and the future realization of this continues to be uncertain. The valuation allowance was also increased to fully offset the deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio, as further described in the notes to the financial statements included in this Annual Report on Form 10-K. Part of the litigation related to this enforcement has been recently dismissed and the Company received non-recurring net proceeds of nearly $11,000,000 from the granting of licenses to certain of its patents. If the program continues to be successful with the remaining complaints, the Company may receive additional royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $3.1 million of cash and cash equivalents, $17.1 million of short-term investments and available credit facilities of $5.0 million on June 30, 2023.

During fiscal 2023, inflation, rising interest rates and higher energy costs have impacted consumers’ discretionary spending and, as a result, the Company’s sales volumes. Inflationary cost increases have also had an impact on our commodities, packaging materials, labor costs, and transportation costs. Pricing actions implemented in the third quarter of fiscal year 2023 partially mitigated these increases and working with a dedicated freight forwarding partner has helped to minimize freight rate increases.

The Company’s supply chain is primarily in southern China. While some issues related to the availability of containers and routings have subsided, the Company continues to monitor the situation closely and the supply chain team will modify business plans as necessary. This could include increasing the investment in inventory, being alert to potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight.

The invasion of Ukraine by Russia in February 2022 and the broad economic sanctions imposed in response to this conflict have increased global economic and political uncertainty. In accordance with Executive Order 14071 declared on April 6, 2022, the Company suspended sales into Russia. Given the humanitarian crisis in Ukraine and the population seeking refuge in other countries as a result of the ongoing conflict, sales to Ukraine were also impacted. Prior to the war, neither Russia nor Ukraine constituted a significant portion of the business, making up less than 3.4% of total net sales of the Company for the year ended June 30, 2022. There were no sales to Russia or Ukraine in the current fiscal year. We are uncertain, however, of the impact it will have on future operating results.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2023	2022
Operating activities	$10,735,649	$(942,530)
Investing activities	(17,024,107)	1,810,139
Financing activities	171,350	1,390,346
Net (decrease) increase in cash and cash equivalents	$(6,117,108)	$2,257,955

Operating Activities

Cash provided by operating activities of the Company during the year ended June 30, 2023 was the result of the licensing proceeds received, partially offset by the payment of related legal fees and expenses, along with a second quarter profit-sharing payout. Additionally, the Company’s discipline around and the management of inventory purchases has led to a continued decline in inventory balances during the year. For the year ended June 30, 2022, the Company used cash of $942,530 for operating activities related to the deliberate investment in inventory to ensure adequate stock levels of critical products were available in case of potential supply chain disruption and delays.

Investing Activities

Cash used by investing activities for year ended June 30, 2023 was almost entirely related to the purchase of approximately $18,860,000 of U.S. Treasury securities at a discount. Purchases of equipment and leasehold improvements by the Company during the year ended June 30, 2023 was $98,441 compared to $108,158 spent for tooling and leasehold improvements in the prior year. Cash provided by investing activities for the year ended June 30, 2022 was the result of proceeds of a company-owned life insurance policy on the Company’s founder upon his passing on December 21, 2021, slightly offset by the fixed asset purchases. Capital expenditures for fiscal year 2024 are expected to be approximately $400,000 related to leasehold improvements.

Financing Activities

The cash generated from financing activities in the years ended June 30, 2023 and 2022 was solely driven by stock option exercises. As of June 30, 2023, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under “Credit Facility").

There were no purchases of common stock in 2023 or 2022 under the stock repurchase program. In the year ended June 30, 2023, there were stock option exercises of 87,000 shares generating $171,350 of cash. This compares to the exercise of 539,089 options during the year ended June 30, 2022, which generated cash of $1,390,346.

Short Term Liquidity

The Company anticipates funding its normal recurring trade payables, accrued expenses, ongoing R&D costs, and any potential interest payments, if it utilizes its line of credit facility, through existing working capital and funds provided by operating activities. The majority of the Company’s purchase obligations are pursuant to funded contractual arrangements with its customers. The Company believes its existing cash, cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditure, or draw on its credit facilities. Management is focused on increasing sales, especially in the U.S. distributor market, DTC, and the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditure to ensure that it is effectively allocating resources in line with current market conditions.

Long Term Liquidity

The Company’s future capital requirements, to a certain extent, are also subject to general conditions in or affecting the electronics industry and are subject to general economic, political, financial, competitive, legislative, and regulatory factors that are beyond its control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from its credit facilities are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in the Credit Agreement (as defined below). In addition, the Company may also need to seek additional equity funding or debt financing if it becomes a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services, or technologies.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility as well as letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2023, and June 30, 2022, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2023, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2023 or 2022.

There were no stock repurchases under the program in fiscal year 2023 or 2022. As such, as of June 30, 2023, the amount of common stock subject to repurchase by the Company under the Board of Director’s prior authorization remained $2,139,753 at the discretion of the Chief Executive Officer of the Company. Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

Contractual Obligation

The Company leases the 126,000 square foot facility from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former Chairman’s revocable trust and includes current stockholders of the Company. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. The Company has the option to renew the lease for an additional five years beginning July 1, 2028 and ending June 30, 2033 under the same terms and conditions except that the annual rent will increase to $397,000. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership. The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have made estimates and we continually evaluate our estimates and judgments, including those related to doubtful accounts, product returns, excess inventories, warranties, impairment of long-lived assets, deferred compensation, income taxes and other contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, taking into consideration certain possible adverse impacts from inflation, the economic sanctions imposed on the international community as a result of the continued conflict between Russia and Ukraine, and any changes to the global economic situation as a consequence of the COVID-19 pandemic. Actual results may differ from these estimates.

Below are the estimates that we believe are critical to the understanding of the Company’s results of operations and financial condition. Other accounting policies are described in Note 1, “Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 12 to the Consolidated Financial Statements. The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation". Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The expected term of the options and volatility are estimated using historical experience for the options by vesting period. The risk-free interest rate is calculated based on the expected life of the options. The Company does not estimate forfeitures as they are recognized when they occur.

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

New Accounting Pronouncements

Applicable new accounting pronouncements are set forth under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2023, were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2023, was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related statements of income, stockholders’ equity, and cash flows for the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Compensation

As described in Note 10 to the consolidated financial statements, the Company has a deferred compensation agreement with a current officer as of June 30, 2023 and 2022, which is measured at its estimated net present value. The principal consideration for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and a future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

The primary audit procedures we performed to address this critical audit matter included:

•We tested the design of controls over the Company’s process for accounting and recording the deferred compensation liability.

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

Other Income and Contingent Legal Expenses

As described in Notes 1 and 18 to the consolidated financial statements, the Company entered into a licensing revenue agreement with a third party during the year ended June 30, 2023. Contingent legal fees were incurred and paid related to obtaining the licensing agreement. The principal considerations for our determination that other income and legal expenses should be a critical audit matter was based on the materiality of the transactions, their significant effect on the comparability of the consolidated financial statements, and the determination of classification within the statement of income.

The primary audit procedures we performed to address this critical audit matter included:

•We tested the design of controls over the Company’s process for accounting and recording for license proceeds and related contingent legal expenses.

•We evaluated management’s conclusion and its compliance with accounting principles generally accepted in the United States of America regarding the timing, recognition, presentation and disclosure of license proceeds and legal expenses.

•We vouched license proceeds to the license agreement and bank statement deposits. We confirmed the amount of legal expenses incurred with the relevant parties.

/s/Wipfli LLP

PCAOB ID 344

We have served as the Company’s auditor since 2019.

Milwaukee, Wisconsin

August 25, 2023

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,091,062	$9,208,170
Short-term investments	17,064,274	—
Accounts receivable, less allowance for doubtful accounts of $6,027 and $2,027, respectively	1,379,517	1,846,620
Inventories	6,423,441	8,631,362
Prepaid expenses and other current assets	284,622	188,478
Interest receivable	51,150	—
Income tax receivable	86,901	3,085
Total current assets	28,380,967	19,877,715

Equipment and leasehold improvements, net	953,903	1,088,017

Other assets:
Operating lease right-of-use asset	3,015,887	3,247,725
Cash surrender value of life insurance	6,020,048	5,744,724
Total other assets	9,035,935	8,992,449

Total assets	$38,370,805	$29,958,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$267,513	$796,163
Accrued liabilities	970,530	560,356
Deferred revenue	450,312	543,891
Operating lease liability	236,225	223,530
Income taxes payable	87,237	6,118
Total current liabilities	2,011,817	2,130,058

Long-term liabilities:
Deferred compensation	1,997,120	1,937,229
Deferred revenue	113,003	169,210
Operating lease liability	2,787,970	3,024,195
Total long-term liabilities	4,898,093	5,130,634

Total liabilities	6,909,910	7,260,692

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,234,795 and 9,147,795 shares, respectively	46,174	45,739
Paid in capital	13,113,993	12,653,402
Retained earnings	18,300,728	9,998,348
Total stockholders' equity	31,460,895	22,697,489

Total liabilities and stockholders' equity	$38,370,805	$29,958,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30,	2023	2022
Net sales	$13,099,651	$17,705,519
Cost of goods sold	8,642,237	10,989,889
Gross profit	4,457,414	6,715,630

Selling, general and administrative expenses	29,358,466	5,813,607

Income (loss) from operations	(24,901,052)	902,023

Other income	33,000,000	362,390
Interest income	520,809	11,513

Income before income tax provision	8,619,757	1,275,926

Income tax provision	317,377	7,517

Net income	$8,302,380	$1,268,409

Income per common share:
Basic	$0.90	$0.14
Diluted	$0.85	$0.13

Weighted-average number of shares:
Basic	9,192,799	9,070,277
Diluted	9,753,760	9,985,662

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2023	2022
Operating activities:
Net income	$8,302,380	$1,268,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts receivable	4,000	(35,305)
Depreciation of equipment and leasehold improvements	230,292	293,465
Accretion of discount on treasury securities	(226,603)	—
Noncash operating lease expense	8,308	—
Stock-based compensation expense	289,676	463,633
Change in cash surrender value of life insurance	(187,329)	(211,636)
Provision (benefit) for deferred compensation	59,891	(160,120)
Deferred compensation gain	—	(71,250)
Deferred compensation relieved	—	(472,883)
Other income - Net gain from life insurance benefits	—	(262,391)
Loss on disposal of fixed assets	2,263	7,856
Net changes in operating assets and liabilities:
Accounts receivable	463,103	429,470
Inventories	2,207,921	(2,729,850)
Prepaid expenses and other current assets	(96,144)	267,526
Interest receivable	(51,150)	—
Income taxes receivable	(83,816)	—
Income taxes payable	81,119	(1,510)
Accounts payable	(528,650)	397,730
Accrued liabilities	410,174	44,789
Deferred revenue	(149,786)	(170,463)
Net cash provided by (used in) operating activities	10,735,649	(942,530)

Investing activities:
Purchase of equipment and leasehold improvements	(98,441)	(108,158)
Life insurance premiums paid	(87,995)	(95,887)
Proceeds from life insurance policy	—	2,014,184
Proceeds from the maturity of treasury securities	2,022,000	—
Purchases of treasury securities	(18,859,671)	—
Net cash (used in) provided by investing activities	(17,024,107)	1,810,139

Financing activities:
Proceeds from exercise of stock options	171,350	1,390,346
Net cash provided by financing activities	171,350	1,390,346

Net (decrease) increase in cash and cash equivalents	(6,117,108)	2,257,955
Cash and cash equivalents at beginning of year	9,208,170	6,950,215
Cash and cash equivalents at end of year	$3,091,062	$9,208,170

Supplemental cash flow information:
Cash paid for income taxes	$320,073	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2021	8,608,706	43,044	10,802,118	8,729,939	19,575,101
Net income	—	—	—	1,268,409	1,268,409
Stock-based compensation expense	—	—	463,633	—	463,633
Exercise of common stock options	539,089	2,695	1,387,651	—	1,390,346
Balance, June 30, 2022	9,147,795	45,739	12,653,402	9,998,348	22,697,489
Net income	—	—	—	8,302,380	8,302,380
Stock-based compensation expense	—	—	289,676	—	289,676
Exercise of common stock options	87,000	435	170,915	—	171,350
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,300,728	$31,460,895

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

Warranties - The Company offers a lifetime warranty to consumers in the United States and certain other countries. This lifetime warranty creates a future performance obligation. The Company determines the standalone selling price for this performance obligation using the cost-plus method. There are also certain foreign distributors that receive warranty repair parts and replacement headphones to satisfy warranty obligations in those countries. The Company defers revenue to recognize the future obligations related to these warranties. The deferred revenue is based on historical analysis of warranty claims relative to sales. This deferred revenue reflects the Company's best estimates of the amount of warranty returns and repairs it will experience during those future periods. If future warranty activity varies from the estimates, the Company will adjust the estimated deferred revenue, which would affect net sales and operating results in the period that such adjustment becomes known. The Company typically receives payment for product at the time of shipment or under normal collection terms, which are generally 30-60 days. The Company estimates that the warranty related performance obligation is satisfied within one to three years and therefore uses that same time frame for recognition of the deferred revenue, using amortization of 50% in year 1, 30% in year 2, and 20% in year 3 for domestic sales. Export deferred revenue, where applicable, is recognized over a 12-month period from date of shipment.

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

Seller Fees – The Company pays fees to a major online marketplace for use of its services. Referral fees, the commission paid to the online platform to cover the costs associated with promoting, advertising, and facilitating product sales to its customers, are calculated as a percentage of the sales price and are imposed on sales of all products sold through the marketplace. When orders are fulfilled by the online marketplace, the Company is assessed fulfillment fees to cover the cost of fulfillment of the order as well as the assumption of risk of inventory control, damages and returns. The fees assessed are based on a product’s category, price, size and weight and are deducted from the sales price of each product prior to remittance to the Company with revenue reported on a net basis. Prior to fiscal year 2023, revenue from orders obtained through the online marketplace but fulfilled by the Company direct to the end customer was reported net of referral fees, and related fulfillment costs were recorded in cost of goods sold. Effective with the current year, the referral fees of $43,190 were reported as selling expense and revenue was reported as gross sales. As a result of the accounting change, a reclass was made for fiscal year ending June 30, 2022 to move $98,252 of referral fees from Net Sales to Selling, General and Administrative Expenses to report these sales on a consistent basis.

Sales Commissions - The Company has elected the practical expedient of not capitalizing sales commissions.

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing. These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income, amounted to $288,231 and $285,244 in 2023 and 2022, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Income were $65,374 in 2023 and $50,513 in 2022. Such costs are expensed as incurred.

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

ACCOUNTS RECEIVABLE — Accounts receivable consist of unsecured trade receivables due from customers. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due item and general economic conditions.

INVESTMENTS — Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discount to maturity. Such amortization or accretion is included in interest income, along with other interest on cash and cash equivalents. See Note 4 for additional information on investments.

INVENTORIES — As of June 30, 2023 and 2022, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Major expenditures for property and equipment and significant renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations. See Note 6 for additional information on equipment and leasehold improvements.

LEASES — The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease agreement provides the Company the right to substantially all of the economic benefits and direct the use of the building, thus is considered a lease. The agreement does not convey ownership of the building to the lessee at the end of the term of the lease so is accounted for as an operating lease.

Operating leases are reported on the Company's Consolidated Balance Sheets as operating lease right-of-use ("ROU") assets and operating lease liabilities. Operating lease ROU assets and liabilities are valued at the present value of the future lease payment obligations. The Company uses a rate based upon current incremental borrowing rates to determine the present value of future lease payments as the rate is not implicit in the lease. Operating lease expense is recorded on a straight-line basis over the life of the lease taking into account expected renewal periods.

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

DEFERRED COMPENSATION —At June 30, 2023 and 2022, the Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The selling, general and administrative expenses recorded during the year end June 30, 2022, also include the gain recorded as a result of the reversal of the deferred compensation current and noncurrent liabilities recorded for the Company’s founder who passed away on December 21, 2021. See Note 10 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments. The Company’s investments are classified as held-to-maturity and reported at amortized cost on the Consolidated Balance Sheets. The fair value is based upon quoted market prices and is disclosed in Note 4.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2023 or 2022.

LEGAL COSTS — All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except contingent legal fees as described below. Proceeds from the settlement of legal disputes are recorded in other income when the amounts are determinable, and the collection is certain. License proceeds are considered functional and as such are recorded at a point in time, based on the underlying agreement. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time. Changes to the contingent legal fee expenses would cause a material impact to the results of operations.

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

OTHER INCOME — The Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio, by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has granted license agreements related to certain patents allowing the Company to recover certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio. In the years ended June 30, 2023 and 2022, the Company received licensing proceeds of $33,000,000 and $100,000, respectively, which were recorded as other income.

In the year ended June 30, 2022, the Company also recognized approximately $262,000 of other income related to the proceeds from company-owned life insurance policies on its founder, who passed away on December 21, 2021.

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

3.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2023	2022
United States	$9,848,521	$13,132,899
Export	3,251,130	4,572,620
Net Sales	$13,099,651	$17,705,519

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2022, the Company decreased its rates from 3% to 2.4% for domestic sales and from 14% to 10% for export sales to reflect recent warranty experience. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $338,529 and $453,693 in the years ended June 30, 2023 and 2022, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $883,564 as of June 30, 2021. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVESTMENTS

The following table summarizes the unrealized positions for the held-to-maturity debt securities as of June 30, 2023:

TThe

	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,064,274	$—	$93,740	$16,970,534
Total	$17,064,274	$—	$93,740	$16,970,534

There were no investments held at June 30, 2022.

The following table summarizes the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of June 30, 2023:

	Amortized Cost Basis	Fair value
Due within one year	$17,064,274	$16,970,534
Total	$17,064,274	$16,970,534

5.    INVENTORIES

The components of inventories at June 30, 2023 and 2022 were as follows:

	2023	2022
Raw materials	$2,071,360	$2,217,621
Finished goods	6,178,186	8,302,546
Inventories, gross	8,249,546	10,520,167
Reserve for obsolete inventory	(1,826,105)	(1,888,805)
Inventories, net	$6,423,441	$8,631,362

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2023 and 2022 are summarized as follows:

	Estimated useful lives (in years)	2023	2022
Machinery and equipment	5 - 10	$619,064	$601,315
Furniture and office equipment	5 - 10	337,419	337,419
Tooling	5	4,506,044	4,506,044
Computer & technology equipment	3 - 5	197,072	197,073
Leasehold improvements	3 - 11	2,864,335	2,951,054
Assets in progress	N/A	256,038	235,749
		8,779,972	8,828,654
Less: accumulated depreciation and amortization		7,826,069	7,740,637
Equipment and leasehold improvements, net		$953,903	$1,088,017

7.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets. The income tax provision in 2023 and 2022 consisted of the following:

Year Ended June 30,	2023	2022
Current:
Federal	$230,139	$—
State	87,238	7,517
Deferred	—	—
Total income tax provision	$317,377	$7,517

The 2023 and 2022 tax results in an effective rate different than the federal statutory rate because of the following:

Year Ended June 30,	2023	2022
Federal income tax liability at statutory rate	$1,803,000	$267,945
State income tax liability, net of federal income tax effect	323,565	47,765
Utilization of net operating loss carryforwards	(1,720,747)	—
(Decrease) increase in valuation allowance	(44,841)	1,486,001
Stock option (deduction)	(24,218)	(1,966,822)
Non-deductible officers' compensation	—	127,612
All other permanent items	(41,701)	(50,573)
R&D credit	(19,340)	(34,936)
Return-to-provision	(54,414)	(38,863)
Expiration of stock options and tax credits	—	7,573
State tax rate change	83,094	157,716
Uncertain tax position	25,269	—
Other	(12,290)	4,099
Total income tax provision	$317,377	$7,517

For the year ended June 30, 2023, as a result of additional income generated by licensing fees, partially offset by related legal fees and expenses, taxable income for the period was generated. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which changed the rules for deducting net operating losses (NOLs). Before 2017, NOLs were fully deductible and could be carried back two years and carried forward 20 years. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 were limited to 80 percent of the resulting taxable income. The Company’s NOL carryforwards from fiscal 2017 and 2018 could be utilized to offset taxable income at 100 percent. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $230,139 and $87,238, respectively, for the year ended June 30, 2023. For the year ended June 30, 2022, a state tax provision of $7,517 was recorded. The federal income tax expense was zero for the year ended June 30, 2022.

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2023 and June 30, 2022 include:

	2023	2022
Deferred income tax assets:
Deferred compensation	$491,608	$479,340
Stock-based compensation	117,607	107,499
Accrued expenses and reserves	571,719	551,562
Deferred revenue	138,665	176,447
Federal and state net operating loss carryforwards	8,216,671	9,942,511
IRC Section 174 research and development costs	63,855	—
Credit carryforwards	169,552	292,155
Equipment and leasehold improvements	136,294	122,764
Lease liability	744,431	803,603
Valuation allowance	(9,906,018)	(11,671,606)
Total deferred income tax assets	744,384	804,275

Equipment and leasehold improvements	—	—
ROU asset	(742,386)	(803,603)
Other	(1,998)	(672)
Net deferred income tax assets	$-	$-

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $31,793,000 which can be carried forward indefinitely. The Company has state net operating loss carryforwards totaling approximately $10,944,000 in Wisconsin, which expire in tax years 2030 through 2041, and approximately $15,090,000 in other states. In the year ended June 30, 2023, the Company estimates that federal net operating loss carryforwards of approximately $7,006,000 will be utilized to offset taxable income. At the state level, net operating loss carryforwards of $4,565,000 in Wisconsin and all other states combined are expected to be utilized.

The Company's remaining tax loss carryforward as of June 30, 2023 is expected to be approximately $31,800,000. Taxable income was generated during the year ended June 30, 2023, mainly as a result of non-recurring license proceeds and, as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

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

Generally accepted accounting principles in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company recorded a liability of approximately $25,000 as a reserve for an uncertain tax position (“UTP”) related to the research and development credits taken. The reserve for UTP was recorded in income taxes receivable on the Consolidated Balance Sheet as of June 30, 2023. There were no other matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2023 and 2022.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes. No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2023 or 2022. The Company records interest related to unrecognized tax benefits in interest expense.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company’s federal tax returns for tax years and state income tax returns are open for the standard statutory period.

The following are the changes in the valuation allowance:

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Year Ended June 30,	of year	allowance	end of year
2023	$(11,671,606)	$1,765,588	$(9,906,018)
2022	$(10,185,605)	$(1,486,001)	$(11,671,606)

8.    CREDIT FACILITY AND SBA LOAN

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022, extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers, and liquidations, among other restrictions. As of June 30, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of June 30, 2023 and 2022, there were no outstanding borrowings on the facility.

The Company incurs interest expense primarily related to its secured credit facility. There was no interest expense for the years ended June 30, 2023 or 2022.

9.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2023 and 2022 were as follows:

	2023	2022
Cooperative advertising and promotion allowances	$77,181	$200,175
Customer credit balances	281,780	30,515
Employee benefits	76,323	75,101
Legal and professional fees	85,500	86,500
Bonus and profit-sharing	369,529	91,784
Sales commissions and bonuses	46,857	39,195
Other	33,360	37,086
Total accrued liabilities	$970,530	$560,356

10.    DEFERRED COMPENSATION

As of June 30, 2023 and 2022, the Company has a deferred compensation agreement with a current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Income. The Company's non-current deferred compensation obligation is included in deferred compensation in the Consolidated Balance Sheets.

Deferred compensation income of $472,883 was recognized in selling, general and administrative expenses during the year ended June 30, 2022 when the deferred compensation liability related to the deferred compensation arrangement with Company’s founder and former chairman was relieved upon his passing on December 21, 2021. Payments of $71,250 made to the former chairman during the period before his passing partially offset the income.

The deferred compensation liability of $1,997,120 and $1,937,229 recorded at June 30, 2023 and June 30, 2022, respectively, relates to a supplemental retirement plan for a current officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. Deferred compensation expense/(income) of $59,891 and ($231,370) was recognized under this arrangement during the years ended June 30, 2023 and 2022, respectively, to record the liability at net present value of the future expected payments. The net present value was calculated using a discount factor of 5.21% and 4.78% at June 30, 2023 and 2022, respectively. The life expectancies used in the calculation of net present value were 18.90 and 19.70 years for fiscal years ended June 30, 2023 and 2022, respectively. The current officer's retirement date is estimated to be October 2029.

11.    INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income per share is computed based on the weighted-average number of common shares outstanding. Diluted income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income per share:

	Year Ended
	2023	2022
Numerator
Net income	$8,302,380	$1,268,409

Denominator
Weighted average shares, basic	9,192,799	9,070,277
Dilutive effect of stock compensation awards (1)	560,961	915,385
Diluted shares	9,753,760	9,985,662

Net income attributable to common shareholders per share:
Basic	$0.90	$0.14
Diluted	$0.85	$0.13

(1) No exercised stock options were anti-dilutive for the years ended June 20, 2023 and 2022.

12.    STOCK OPTIONS

As of July 25, 2022, the tenth anniversary of the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), the 2012 Plan expired. A new plan (the “2023 Plan”) was approved by the Board of Directors on July 26, 2023, and will be proposed to be approved by the shareholders at the Company’s Annual Meeting in October 2023. The 2023 Plan will be administered by the Compensation Committee of the Board of Directors and provide for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. If approved, the 2023 Plan will have 2,000,000 shares of common stock available for issuance thereunder, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company expects that stock options granted under the 2023 Plan would vest over a three-to-five-year period from the date of grant and have a maximum term of five to ten years. As with the 2012 Plan, pursuant to the 2023 Plan new shares will be issued upon exercise of stock options.

The fair value of each stock option grant under the 2012 Plan was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. Forfeitures are accounted for as they occur. The expected term of awards granted was determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules. The expected volatility was determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

As of June 30, 2023, there was $195,205 of total unrecognized compensation cost related to stock options granted under the 2012 Plan. This cost is expected to be recognized over a weighted average period of 1.33 years. The Company recognized stock-based compensation expense of $289,676 and $463,633 in 2023 and 2022, respectively. These expenses were included in selling, general and administrative expenses.

Options were granted at a price equal to or greater than the market value of the common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the years ended June 30, 2023 and 2022.

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2021	1,748,000	$1.73 - $6.00	$2.29	4.86	$36,594,280
Granted	—	$—	$—
Exercised	(539,089)	$1.73 - $6.00	$2.58
Expired	—	$—	$—
Forfeited	(150,000)	$1.73 - $2.65	$2.00
Shares under option at June 30, 2022	1,058,911	$1.73 - $2.92	$2.18	3.72	$5,055,797
Granted	—	$—	$—
Exercised	(87,000)	$1.73 - $2.65	$1.97
Expired	—	$—	$—
Forfeited	(51,000)	$1.73 - $2.65	$1.92
Shares under option at June 30, 2023	920,911	$1.73 - $2.92	$2.21	2.21	$1,373,117
Exercisable as of June 30, 2022	264,577	$1.73 - $2.92	$2.45	2.06	$1,180,591
Exercisable as of June 30, 2023	532,245	$1.73 - $2.92	$2.38	1.30	$700,947

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2023 and 2022 is as follows:

	2023	2022
Total intrinsic value of stock options exercised	$371,714	$9,032,778
Cash received from stock option exercises	$171,350	$1,390,346
Total fair value of stock options vested	$448,476	$620,018
Total recognized tax benefit	$77,328	$1,778,981

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2021	1,460,000	$1.23
Granted	—	—
Vested	(515,666)	1.20
Forfeited	(150,000)	1.38
Non-vested as of June 30, 2022	794,334	1.22
Granted	—	—
Vested	(354,668)	1.26
Forfeited	(51,000)	1.34
Non-vested as of June 30, 2023	388,666	$1.17

13.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2023, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2023 or 2022.

14.    LEASES

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former Chairman’s revocable trust and includes current stockholders of the Company. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028 (the “Extended Term”), and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at an increased rate of $397,000 for an additional five years ending June 30, 2033 (the “Second Extended Term”). The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes, and other normal expenses related to ownership.

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2023	2022
Operating lease cost	$387,669	$380,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	10	11
Weighted-average discount rate	5.25%	5.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2023 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2024	$380,000
2025	380,000
2026	380,000
2027	380,000
2028	380,000
Thereafter	1,985,000
Total lease payments	3,885,000
Present value adjustment	(860,805)
Total lease liabilities	$3,024,195

15.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease is described more fully in Note 14.

During the year ended June 30, 2023, the Company made a charitable contribution of $75,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were approximately $4,000 of charitable contributions made to the Foundation during the year ended June 30, 2022.

16.    EMPLOYEE BENEFIT PLANS

Substantially all domestic employees are participants in the Koss Employee Stock Ownership Trust ("KESOT") under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. No contributions were made for the fiscal years 2023 or 2022.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the Board of Directors. For fiscal years 2023 and 2022, the matching contribution was 25% of employee contributions to the plan. Vesting of Company contributions occurs immediately. Company contributions were $92,986 and $89,314 during 2023 and 2022, respectively.

17.    CONCENTRATIONS

In the years ended June 30, 2023 and 2022, the Company’s largest concentration of sales came from direct-to-consumer through the Amazon portal and were approximately 20% and 16% of net sales in fiscal year 2023 and 2022, respectively. The five largest customers of the Company accounted for approximately 51% of net sales in fiscal year 2023 and 44% in fiscal year 2022.

The three customers with individual accounts receivable balances greater than 10% as of June 30, 2023 and 2022 were Eurostar, Ingram Micro and Amazon Vendor Central. Accounts receivable from Eurostar represented 24% of total trade accounts receivable as of June 30, 2023. As of June 30, 2022, there was no receivable from Eurostar. Ingram Micro accounts receivable as of June 30, 2023 and 2022, were approximately 14% and 19% of total trade account receivables, respectively. Amazon Vendor Central accounts receivables were approximately 13% and 18% of total trade account receivables as of June 30, 2023 and 2022, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 24% and 4% of the Company's trade accounts receivable at June 30, 2023 and 2022, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China. The majority of the contract manufacturing is done by two vendors with one vendor representing approximately 59% of the manufacturing costs in fiscal year 2023 and 2022. The Company has a long-term relationship with this vendor. However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

18.    LEGAL MATTERS

As of June 30, 2023, the Company is involved in the following matters described below:

•As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. During the year ended June 30, 2023, in connection with its intellectual property enforcement program, the Company granted a license covering certain of its patents and recognized gross proceeds of $33,000,000, which were recorded as other income, offset by legal fees and related expenses of approximately $22,141,000 which were recorded as selling, general and administrative expenses. Also, on August 4, 2023, the Company’s lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed following resolution of the litigation between the parties and had no impact on the Company’s financial statements.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of June 30, 2023 and 2022.

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
9.1

Restated Voting Trust Agreement by and among Michael J. Koss (the Voting Trustee) and John C. Koss, Jr. and Michael J. Koss, as co-Trustees of the John C. Koss, Sr. Revocable Trust, the Nancy Koss 2012 Trust, the Koss Family Trust and Michael J. Koss as President of K.F.T. Corporation**

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

10.4	Revolving Credit Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.1 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.
10.5

First Amendment to Revolving Credit Agreement dated January 28, 2022, and between Koss Corporation and Town Bank filed as Exhibit 10.1 to the Company’s Form 10-Q on January 29, 2022 and incorporated by reference here.

10.6	Second Amendment to Revolving Credit Agreement dated February 4, 2022**
10.7

Third Amendment to Revolving Credit Agreement, effective October 30, 2022, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 28, 2022 and incorporated herein by reference.

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
101

The following financial information from Koss Corporation's Annual Report on Form 10-K for the year ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and 2022 , (ii) Consolidated Statements of Income for the years ended June 30, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022 , (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2023 and 2022 and (v) the Notes to Consolidated Financial Statements.

104

The cover page from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on August 26, 2023, formatted in XBRL Cover Page Interactive Data File **

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 25, 2023
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ Kim M. Schulte	August 25, 2023
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2023.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ Theodore H. Nixon
Steven A. Leveen, Director	Theodore H. Nixon, Director

/s/ William J. Sweasy	/s/ Lenore E. Lillie
William J. Sweasy, Director	Lenore E. Lillie, Director