Form 10-Q
period 2023-09-30
KOSS CORP
filed 2023-10-27
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2023

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

At October 23, 2023, there were 9,234,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2023

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,984,279	$3,091,062
Short term investments	17,183,653	17,064,274
Accounts receivable, less allowance for credit losses of $1,922 and $6,027, respectively	1,331,124	1,379,517
Inventories	5,778,872	6,423,441
Prepaid expenses and other current assets	462,663	284,622
Interest receivable	56,393	51,150
Income taxes receivable	127,363	86,901
Total current assets	26,924,347	28,380,967

Equipment and leasehold improvements, net	1,221,007	953,903

Other assets:
Operating lease right-of-use asset	2,942,900	3,015,887
Cash surrender value of life insurance	6,250,849	6,020,048
Total other assets	9,193,749	9,035,935

Total assets	$37,339,103	$38,370,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$228,545	$267,513
Accrued liabilities	498,183	970,530
Deferred revenue	352,731	450,312
Operating lease liability	230,454	236,225
Income taxes payable	1,879	87,237
Total current liabilities	1,311,792	2,011,817

Long-term liabilities:
Deferred compensation	1,937,185	1,997,120
Deferred revenue	117,377	113,003
Operating lease liability	2,722,671	2,787,970
Total long-term liabilities	4,777,233	4,898,093

Total liabilities	6,089,025	6,909,910

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,234,795	46,174	46,174
Paid in capital	13,160,785	13,113,993
Retained earnings	18,043,119	18,300,728
Total stockholders' equity	31,250,078	31,460,895

Total liabilities and stockholders' equity	$37,339,103	$38,370,805

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2023	2022
Net sales	$3,373,938	$3,364,129
Cost of goods sold	2,306,248	2,168,305
Gross profit	1,067,690	1,195,824

Selling, general and administrative expenses	1,536,279	23,680,196

(Loss) from operations	(468,589)	(22,484,372)

Other income	—	33,000,000
Interest income	212,859	27,056

(Loss) income before income tax provision	(255,730)	10,542,684

Income tax provision	1,879	597,941

Net (loss) income	$(257,609)	$9,944,743

(Loss) income per common share:
Basic	$(0.03)	$1.09
Diluted	$(0.03)	$1.01

Weighted-average number of shares:
Basic	9,234,795	9,157,284
Diluted	9,234,795	9,849,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2023	2022
Operating activities:
Net (loss) income	$(257,609)	$9,944,743
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Recovery of) Provision for credit losses	(4,105)	7,469
Depreciation of equipment and leasehold improvements	45,614	67,610
Accretion of discount on treasury securities	(120,305)	—
Noncash operating lease expense	1,917	2,556
Stock-based compensation expense	46,792	88,035
Change in cash surrender value of life insurance	(149,057)	(140,298)
(Benefit) Provision for deferred compensation	(59,935)	42,301
Net changes in operating assets and liabilities:
Accounts receivable	52,498	66,019
Inventories	644,569	732,866
Prepaid expenses and other current assets	(178,041)	(209,989)
Interest receivable	(5,243)	—
Income taxes receivable	(40,462)	—
Income taxes payable	(85,358)	597,941
Accounts payable	(38,968)	(274,746)
Accrued liabilities	(472,347)	954,343
Deferred revenue	(93,207)	(186,736)
Net cash (used in) provided by operating activities	(713,247)	11,692,114

Investing activities:
Purchase of equipment and leasehold improvements	(312,718)	(11,773)
Life insurance premiums paid	(81,744)	(87,994)
Proceeds from the maturity of treasury securities	2,000,000	—
Purchases of treasury securities	(1,999,074)	—
Net cash used in investing activities	(393,536)	(99,767)

Financing activities:
Proceeds from exercise of stock options	—	70,440
Net cash provided by financing activities	—	70,440

Net (decrease) increase in cash and cash equivalents	(1,106,783)	11,662,787
Cash and cash equivalents at beginning of period	3,091,062	9,208,170
Cash and cash equivalents at end of period	$1,984,279	$20,870,957

Supplemental cash flow information:
Cash paid for income taxes	$127,700	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,300,728	$31,460,895
Net (loss)	—	—	—	(257,609)	(257,609)
Stock-based compensation expense	—	—	46,792	—	46,792
Balance, September 30, 2023	9,234,795	$46,174	$13,160,785	$18,043,119	$31,250,078

	Three Months Ended September 30, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$9,998,348	$22,697,489
Net income	—	—	—	9,944,743	9,944,743
Stock-based compensation expense	—	—	88,035	—	88,035
Stock option exercises	32,000	160	70,280	—	70,440
Balance, September 30, 2022	9,179,795	$45,899	$12,811,717	$19,943,091	$32,800,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2023 and 2022, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for credit losses, reserves for excess and obsolete inventories, long-lived and intangible assets, income tax valuation allowance, stock-based compensation and deferred compensation. Actual results could differ from the Company's estimates.

B)    INVESTMENTS

Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization or accretion is included in interest income, along with other interest on cash and cash equivalents.

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

During the quarter ended September 30, 2023, a state income tax provision of $1,879 was recorded for the minimum tax payments expected given the taxable net loss for the quarter. No federal tax benefit or provision was recorded for the quarter. The Tax Cuts and Jobs Act (TCJA) changed the rules for deducting net operating losses (NOLs) beginning with the 2018 tax year. Before 2018, NOLs were fully deductible and could be carried back two years and carried forward 20 years. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 were limited to 80 percent of the resulting taxable income. For the three months ended September 30, 2022, due to additional income generated by licensing fees, partially offset by related legal fees and expenses, taxable income resulted. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $449,103 and $148,838, respectively, for the three-month period ended September 30, 2022.

The effective tax rate was less than 1% for the three months ended September 30, 2023 and 5.7% for the three months ended September 30, 2022. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2023. The Company's taxable loss generated during the quarter ended September 30, 2023 increased the tax loss carryforward as of September 30, 2023 to approximately $32,100,000. Given the taxable loss for the current quarter, the expectation for utilization of the estimated tax loss carryforward is lessened, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at September 30, 2023 and June 30, 2023 include:

	September 30, 2023	June 30, 2023
Deferred income tax assets:
Deferred compensation	$492,317	$491,608
Stock-based compensation	77,530	117,607
Accrued expenses and reserves	517,015	571,719
Deferred revenue	115,721	138,665
Federal and state net operating loss carryforwards	8,288,733	8,216,671
IRC Section 174 research and development costs	113,521	63,855
Credit carryforwards	188,893	169,552
Equipment and leasehold improvements	116,709	136,294
Lease liability	684,671	744,431
Valuation allowance	(9,864,479)	(9,906,018)
Total deferred income tax assets	730,631	744,384

Deferred income tax liabilities:
ROU asset	(680,738)	(742,386)
Other	(49,893)	(1,998)
Net deferred income tax assets	$-	$-

D) LEGAL COSTS

All legal costs related to litigation for which the Company is liable, are charged to operations as incurred, except contingent legal fees as described below. Proceeds from the settlement of disputes are recorded in other income when the amounts are determinable, and collection is certain. Related license proceeds are considered functional and as such are recorded at a point in time, based on the underlying agreement. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time. The contingent legal fee expenses could have a material effect on the results of operations, however, timing and impact is uncertain and is dependent on the resolution of related litigation.

E) OTHER INCOME

In the three months ending September 30, 2022, the Company received licensing proceeds of $33,000,000, which was recorded as other income. No other income was received in the three months ended September 30, 2023.

Other income is shown as a separate line on the condensed consolidated statements of operations.

F) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at September 30, 2023 and June 30, 2023 is $1,937,185 and $1,997,120, respectively. The decrease in the deferred compensation liability for the current officer during the three months ended September 30, 2023 resulted in compensation income under this arrangement of $59,935. Deferred compensation expense of $42,301 was recognized in the three months ended September 30, 2022.

G) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including trade receivables and held-to-maturity debt securities. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets, including accounts receivable.

The Company adopted ASU 2016-13 effective July 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost.

Allowance for Credit Losses – Accounts Receivable: The allowance for credit losses is deducted from the cost basis of the receivable to present the net amount expected to be collected on the accounts. The Company measures expected credit losses for accounts receivable using the aging method whereby expected credit losses are determined on the basis of how long a receivable has been outstanding. Historical loss data is utilized to estimate expected losses as the risk characteristics of the customer base and the Company’s credit practices have not changed significantly over time. The estimates are then adjusted for current conditions, such as level of inflation and the potential change in credit availability given rising interest rates, as well as supportable and reasonable forecasts indicating whether these conditions will continue into the future or new ones will arise that need to be considered.

Upon evaluation of the impact of this ASU, the Company concluded that minimal reserves were necessary as historical losses were immaterial, and, based on the qualitative and quantitative analysis performed in accordance with Topic 326 requirements, the Company determined there was no reasonable expectation of significant credit losses associated with the Company’s accounts receivable in the foreseeable future.

Allowance for Credit Losses - Held-to Maturity Debt Securities: The Company did not record an allowance for credit losses on held-to-maturity U.S. Treasury securities of $17,183,653 as these securities have the following characteristics that support a zero loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses.

The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements. Results for reporting periods beginning after July 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,183,653	$—	$(65,219)	$17,118,434
Total	$17,183,653	$—	$(65,219)	$17,118,434

	June 30, 2023
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,064,274	$—	$(93,740)	$16,970,534
Total	$17,064,274	$—	$(93,740)	$16,970,534

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Amortized Cost Basis	Fair value
Due within one year	$17,183,653	$17,118,434
Total	$17,183,653	$17,118,434

	June 30, 2023
	Amortized Cost Basis	Fair value
Due within one year	$17,064,274	$16,970,534
Total	$17,064,274	$16,970,534

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2023	June 30, 2023
Raw materials	$2,077,546	$2,071,360
Finished goods	5,558,559	6,178,186
Inventories, gross	7,636,105	8,249,546
Reserve for obsolete inventory	(1,857,233)	(1,826,105)
Inventories, net	$5,778,872	$6,423,441

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2023 and June 30, 2023, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2023	2022
United States	$2,603,158	$2,722,351
Export	770,780	641,778
Net Sales	$3,373,938	$3,364,129

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the three months ended September 30, 2023 and 2022, the Company recognized revenue which was included in the deferred revenue liability at the beginning of the periods of $107,205 and $167,939 respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same time frame for recognition of the deferred revenue.

6. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended September 30,
	2023	2022
Numerator
Net (loss) income	$(257,609)	$9,944,743

Denominator
Weighted average shares, basic	9,234,795	9,157,284
Dilutive effect of stock compensation awards (1)	—	691,759
Diluted shares	9,234,795	9,849,043

Net (loss) income attributable to common shareholders per share:
Basic	$(0.03)	$1.09
Diluted	$(0.03)	$1.01

(1) Excludes approximately 773,085 weighted average stock options during the three months ended September 30, 2023, as the impact of such awards was anti-dilutive. For the three months ended September 30, 2022, no stock options were anti-dilutive.

7.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of a former chairman’s revocable trust and includes current stockholders of the Company. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year and included an option to renew at an increased rate of $397,000 for an additional five years ending June 30, 2033. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership.

During the three months ended September 30, 2022, the Company made a charitable contribution of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were no charitable contributions made to the Foundation during the three months ended September 30, 2023.

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2023, the Company’s top three accounts receivable customers represented approximately 30%, 18% and 12% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2023 represented approximately 24%, 14% and 13%.

9.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the three months ended September 30, 2023 or 2022, respectively.

10.    LEGAL MATTERS

As of September 30, 2023, the Company is involved in the matters described below:

• The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts, such as contingent legal fees, will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its condensed financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. On August 4, 2023, the Company’s lawsuit against Plantrontrics, Inc. and Polycom, Inc. was dismissed following resolution of the litigation between the parties, which had no impact on the Company’s condensed consolidated financial statements. During the three months ended September 30, 2022, in connection with its intellectual property enforcement program, the Company granted a license covering certain of its patents and recognized gross proceeds of $33,000,000, which was recorded as other income. Total legal fees and related expenses of $21,016,408 offset these proceeds and were recorded as selling, general and administrative expense.

• The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of September 30, 2023 and June 30, 2023.

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

11.    SUBSEQUENT EVENT

At the Company’s Annual Meeting on October 18, 2023, the shareholders approved the Koss Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Concurrently with the adoption of the new plan, the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) was terminated.

The 2023 Plan will be administered by the Compensation Committee of the Board of Directors and provides for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. The 2023 Plan has available for issuance 2,000,000 shares of common stock thereunder, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company’s Board of Directors will determine the terms and conditions under which an option will become exercisable but expects that stock options granted under the 2023 Plan will vest over a three-to-five-year period from the date of grant. An option will expire no more than ten years from its grant date, with the exception of incentive stock options held by a 10% stockholder, which will expire no more than five years from the grant date. As with the 2012 Plan, pursuant to the 2023 Plan new shares will be issued upon exercise of stock options.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, increase in prices for raw materials, labor, and fuel caused by rising inflation, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 or other pandemics on the economy, the impact of the Russian-Ukrainian conflict or other disruptive geopolitical events on the Company’s operations, borrowing costs and interest rates, changes in tax rates, pending or threatened litigation and investigations and their outcomes, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements our management’s discussion and analysis for the year ended June 30, 2023 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 25, 2023, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30
Financial Performance Summary	2023	2022
Net sales	$3,373,938	$3,364,129
Net sales increase (decrease) % from prior year period	0.3%	(22.9)%
Gross profit	$1,067,690	$1,195,824
Gross profit as % of net sales	31.6%	35.5%
Selling, general and administrative expenses	$1,536,279	$23,680,196
Selling, general and administrative expenses as % of net sales	45.5%	703.9%
Interest income	$212,859	$27,056
Other income	$—	$33,000,000
(Loss) income before income tax provision	$(255,730)	$10,542,684
(Loss) income before income tax as % of net sales	(7.6)%	313.4%
Income tax provision	$1,879	$597,941
Income tax provision as % of (loss) income before income tax	(0.7)%	5.7%

Fiscal 2023 Period Results Compared with Fiscal 2022 Period

(comments refer to the three-month periods ended September 30 unless otherwise noted)

Net sales of $3,374,000 for the quarter ended September 30, 2023 were fairly consistent with sales for the same quarter in the prior year, an increase of $10,000. A reduction in direct-to-consumer (DTC) sales and sales to certain of our distributors in the domestic market were offset by an increase in sales to the European markets.

Export net sales for the three months ended September 30, 2023 increased by $129,000, or 20.1%, compared to the three months ended September 30, 2022, related to an order from a distributor in Eastern Europe. A $66,000, or 41.7%, reduction in sales to our Asian distributor slightly dampened the overall increase. Given the perpetuation of the conflict in Eastern Europe and related export restrictions, sales to our Russian distributor have not resumed and there have been no sales to that country since April 2022.

During the three months ended September 30, 2023, net sales to the domestic market declined by $119,000, or 4.4%, offsetting much of the increase in export sales. Net sales in the domestic market were approximately $2,603,000 compared to $2,722,000 in the three months ended September 30, 2022. A notable sale to a new customer did not outweigh the 28.6% drop in DTC sales as a general reduction in consumer confidence slowed spending. A 12.6% decline in net sales to certain of our domestic distributors, resulting from continued overstocked inventory levels of non-Koss items at these distributors, also contributed to the overall decline.

Gross profit margin decreased to 31.6% for the three months ended September 30, 2023, compared to 35.5% for the three months ended September 30, 2022. A less favorable customer mix of sales, with a lower volume of higher margin DTC and distributor sales, coupled with the continued sell through of Company inventory received from suppliers with higher freight rates, adversely impacted the gross margin. An increase in inventory obsolescence also drove the reduction in margins. Favorability in fixed manufacturing expenses during the three months ended September 30, 2023 as a result of cost savings initiatives provided some positive impact compared to the same period in the prior year.

Freight rates edged up slightly through the quarter ended September 30, 2023 and are expected to continue a slow rise during the next quarter. Given the current labor landscape and the recent settlement of threatened carrier strikes and labor disputes, along with rising energy prices, the Company is anticipating an increase in transportation costs. The Company’s partnership with a dedicated freight forwarder will help to stabilize contract rates to limit the impact. While the recent announcement by Yellow freight lines that it has declared bankruptcy may impact carrier availability and increase freight costs, the Company has had no material direct exposure to Yellow.

Selling, general and administrative expenses declined by $22,144,000, or 93.5%, from $23,680,000 for the three months ended September 30, 2022 to $1,536,000 for the same three months in the current period. The decrease was predominantly driven by the $21,016,000 of legal fees and related expenses incurred during the first quarter in the prior year in support of the Company’s patent defense litigation. Also, expenses related to bonus and profit-sharing accruals of $381,000 and $576,000, respectively, were recorded during the quarter ended September 30, 2022 as a result of the increased net income before income taxes due mainly to the licensing proceeds received during that quarter, offset by the aforementioned legal fees. Lastly, the increase in the discount rates used to calculate the deferred compensation liability resulted in a decrease in the liability with a corresponding decrease to expense during the current quarter.

No other income was recorded for the three months ended September 30, 2023. Other income for the same three months in the prior period consisted entirely of $33,000,000 in licensing proceeds received.

Given the taxable loss for the first quarter of fiscal year 2024, no federal income tax expense was recorded. State income tax expense of approximately $1,900 was recorded reflecting the minimum required tax due. For the three months ended September 30, 2022, the utilization of net operating loss carryforwards significantly reduced the taxable income generated by the net licensing proceeds and income tax expense of $598,000, consisting of federal and state tax provisions of $449,000 and $149,000, respectively, was recorded. The effective tax rate was less than 1% in the three months ended September 30, 2023 and 5.7% in the three months ended September 30, 2022. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2023.

The Company’s remaining expected federal tax loss carryforward is expected to approximate $32,100,000 by the end of the fiscal year. The taxable loss for the quarter increased the net operating loss carryforward deferred tax asset to approximately $8,300,000 as of September 30, 2023, and the future realization of this continues to be uncertain. The valuation allowance was also increased to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

As previously mentioned, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. If efforts are successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position from time to time. However, there is no guarantee of a positive outcome from these efforts in the future, which could ultimately be time-consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $2.0 million of cash and cash equivalents, $17.2 million of short-term investments and available credit facilities of $5.0 million on September 30, 2023.

Recent Events

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include, the inflationary cost environment, reduced consumer confidence, disruption in our supply chain and trade tensions with China, the ongoing crisis in Eastern Europe, the crises in the Mideast, the possibility of a government shutdown in the U.S. and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2024 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Inflationary Cost Environment and Reduced Consumer Confidence - The Company continues to experience inflationary cost increases in our commodities, packaging materials, wages and higher energy and transportation costs, potentially impacting our ability to meet customer demand. These increases have been partially mitigated by pricing actions implemented in the third quarter of the prior fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for our products resulting from a slowdown in consumer spending as disposable income decreases due to rising interest rates, the price of essential items and dwindling savings. Other risk factors further exacerbated by inflation include supply chain disruptions, rising oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company relies on our third-party supply chain and distribution networks and the availability of necessary components to produce a significant number of our products. A reduction or interruption in supply, including interruptions due to a reoccurrence of the COVID-19 pandemic, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan to produce a significant amount of our products. There has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan and China-based suppliers. Any other adverse changes in the social, political, regulatory or economic conditions in the countries could materially increase the cost of the products we buy or delay shipments. There has also been increasing geopolitical tension between China and the United States. Sustained uncertainty about, or worsening of, economic relations and further escalation of trade tensions between the United States and China, or any other country in which the Company conducts business, could result in retaliatory trade restrictions that restrict our ability to source products from China or continue business in such other country. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would also directly affect profits.

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

On July 25, 2023, United Parcel Service (UPS) and the International Brotherhood of Teamsters Union reached a tentative five-year contract deal that averted a nationwide strike. Also, since December 2022, when the U.S. government abated a threatened railroad strike and implemented a labor agreement that prohibited the workers from striking, there has been movement by some of the leading railroad companies to grant paid sick leave with continued negotiations between union leaders and railroad executives of each of the remaining railroads. In addition, Yellow freight lines recently announced their insolvency, however, the Company had no material direct exposure to Yellow in the current fiscal year. The Company continues to monitor these situations as the changes in the current labor landscape, the settlement of recent labor disputes, coupled with rising energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. Also, as a result of the humanitarian crisis in Ukraine created by the war and the population seeking refuge in other countries, sales to Ukraine have been impacted. During the three months ended September 30, 2023 and 2022, there were no sales to Russia.

Cyberattacks - Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more intricate and more relentless. They are a significant threat to individual organizations and national security. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security and the insurance coverage we maintain may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2023 and 2022:

Total cash (used in) provided by:	2023	2022
Operating activities	$(713,247)	$11,692,114
Investing activities	(393,536)	(99,767)
Financing activities	—	70,440
Net (decrease) increase in cash and cash equivalents	$(1,106,783)	$11,662,787

Operating Activities

The cash used in operating activities during the three-month period ending September 30, 2023, was primarily payment of bonuses earned in the prior year, renewal of the annual general insurance policies and state income tax payments. The Company’s strict management of its inventory investment helped to retain cash in the first quarter. During the three months ended September 30, 2022, the majority of the cash provided by operating activities resulted from the licensing proceeds received, partially offset by the payment of related legal fees and expenses. The reduction in the Company’s investment in inventory also contributed to the cash provided by operating activities during that period.

Investing Activities

Cash used by investing activities for the three months ended September 30, 2023 was related to fixed asset expenditures, predominantly the replacement of a roof section of the building for approximately $300,000. The Company also paid the premiums on the company-owned life insurance policies on two of its executives. This is consistent with the investing activities for the three months ended September 30, 2022. During the first quarter of the current fiscal year, proceeds of $2,000,000 from the maturity of U.S. Treasury securities were received and were fully utilized to purchase another similar security. The Company believes that its available cash and its credit facility is sufficient to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

As there were no stock option exercises during the first quarter of the current fiscal year, there was no impact on cash due to financing activities. In the same quarter in the prior year, cash provided by financing activities was due entirely to stock option exercises. An aggregate of 32,000 shares of common stock were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan and the cash provided from these stock option exercises was approximately $70,000.

As of September 30, 2023, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended September 30, 2023 or September 30, 2022 under the stock repurchase program.

Liquidity

The Company believes its existing cash and cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditures, or draw on its credit facilities. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extended the expiration date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2023 and June 30, 2023, there were no outstanding borrowings on the facility.

Contractual Obligation

The Company leases its 126,000 square foot facility from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of a former chairman’s revocable trust and includes current stockholders of the Company. On May 24, 2022, the lease was renewed for a period of five years, ending June 30, 2028, and is being accounted for as an operating lease. The lease extension maintained the rent at a fixed rate of $380,000 per year. The Company has the option to renew the lease for an additional five years beginning July 1, 2028 and ending June 30, 2033 under the same terms and conditions except that the annual rent will increase to $397,000. The negotiated increase in rent slated for 2028 will be the first increase in rent since 1996. The Company is responsible for all property maintenance, insurance, taxes and other normal expenses related to ownership. The facility is in good repair and, in the opinion of management, is suitable and adequate for the Company’s business purposes.

Off-Balance Sheet Transactions

At September 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020 the Company brought patent infringement suits against certain parties, including Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed on August 4, 2023 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission on August 25, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2023, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2023	—	$—	—	$2,139,753
August 1 - August 31, 2023	—	$—	—	$2,139,753
September 1 - September 30, 2023	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2023.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1	Koss Corporation 2023 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 23, 2023 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2023 and 2022 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	October 27, 2023
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	October 27, 2023
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer