Form 10-Q
period 2023-12-31
KOSS CORP
filed 2024-02-02
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2023

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

At January 29, 2024, there were 9,254,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2023

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,524,254	$3,091,062
Short term investments	12,071,737	17,064,274
Accounts receivable, less allowance for credit losses of $1,922 and $6,027, respectively	1,513,908	1,379,517
Inventories	5,166,667	6,423,441
Prepaid expenses and other current assets	1,062,264	1,002,514
Interest receivable	134,046	51,150
Income taxes receivable	127,363	86,901
Total current assets	22,600,239	29,098,859

Equipment and leasehold improvements, net	1,261,850	953,903

Other assets:
Long term investments	5,000,920	—
Operating lease right-of-use asset	2,884,497	3,015,887
Cash surrender value of life insurance	6,254,684	6,020,048
Total other assets	14,140,101	9,035,935

Total assets	$38,002,190	$39,088,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$262,502	$267,513
Accrued liabilities	923,243	1,342,039
Deferred revenue	334,672	450,312
Operating lease liability	233,492	236,225
Income taxes payable	3,758	87,237
Total current liabilities	1,757,667	2,383,326

Long-term liabilities:
Deferred compensation	2,060,375	1,997,120
Deferred revenue	120,644	113,003
Operating lease liability	2,663,148	2,787,970
Total long-term liabilities	4,844,167	4,898,093

Total liabilities	6,601,834	7,281,419

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,254,795 and 9,234,795, respectively	46,274	46,174
Paid in capital	13,233,733	13,113,993
Retained earnings	18,120,349	18,647,111
Total stockholders' equity	31,400,356	31,807,278

Total liabilities and stockholders' equity	$38,002,190	$39,088,697

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2023	2022	2023	2022
Net sales	$3,360,124	$3,281,333	$6,734,062	$6,645,462
Cost of goods sold	2,251,684	2,145,769	4,557,932	4,314,074
Gross profit	1,108,440	1,135,564	2,176,130	2,331,388

Selling, general and administrative expenses	1,584,523	2,482,688	3,120,802	26,157,905

(Loss) from operations	(476,083)	(1,347,124)	(944,672)	(23,826,517)

Other income	—	—	—	33,000,000
Interest income	208,809	97,832	421,668	124,888

(Loss) income before income tax provision (benefit)	(267,274)	(1,249,292)	(523,004)	9,298,371

Income tax provision (benefit)	1,879	(103,102)	3,758	494,839

Net (loss) income	$(269,153)	$(1,146,190)	$(526,762)	$8,803,532

(Loss) income per common share:
Basic	$(0.03)	$(0.12)	$(0.06)	$0.96
Diluted	$(0.03)	$(0.12)	$(0.06)	$0.90

Weighted-average number of shares:
Basic	9,241,208	9,186,208	9,238,002	9,171,746
Diluted	9,241,208	9,186,208	9,238,002	9,817,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2023	2022
Operating activities:
Net (loss) income	$(526,762)	$8,803,532
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Recovery of) Provision for credit losses	(4,105)	8,473
Depreciation of equipment and leasehold improvements	93,647	135,915
Accretion of discount on treasury securities	(234,298)	(16,232)
Noncash operating lease expense	3,835	4,476
Stock-based compensation expense	84,040	166,708
Change in cash surrender value of life insurance	(152,892)	(143,691)
Provision (benefit) for deferred compensation	63,255	(46,075)
Net changes in operating assets and liabilities:
Accounts receivable	(130,286)	558,058
Inventories	1,256,774	801,766
Prepaid expenses and other current assets	(59,750)	(164,503)
Interest receivable	(82,896)	(128,030)
Income taxes receivable	(40,462)	—
Income taxes payable	(83,479)	494,839
Accounts payable	(5,011)	(510,681)
Accrued liabilities	(418,796)	732,493
Deferred revenue	(107,999)	(158,464)
Net cash (used in) provided by operating activities	(345,185)	10,538,583

Investing activities:
Purchase of equipment and leasehold improvements	(401,594)	(50,492)
Life insurance premiums paid	(81,744)	(87,995)
Proceeds from the maturity of treasury securities	7,223,000	—
Purchases of treasury securities	(6,997,085)	(14,884,929)
Net cash used in investing activities	(257,423)	(15,023,416)

Financing activities:
Proceeds from exercise of stock options	35,800	88,940
Net cash provided by financing activities	35,800	88,940

Net (decrease) in cash and cash equivalents	(566,808)	(4,395,893)
Cash and cash equivalents at beginning of period	3,091,062	9,208,170
Cash and cash equivalents at end of period	$2,524,254	$4,812,277

Supplemental cash flow information:
Cash paid for income taxes	$127,700	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,647,111	$31,807,278
Net (loss)	—	—	—	(526,762)	(526,762)
Stock-based compensation expense	—	—	84,040	—	84,040
Stock option exercises	20,000	100	35,700	—	35,800
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356

	Six Months Ended December 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$10,327,899	$23,027,040
Net income	—	—	—	8,803,532	8,803,532
Stock-based compensation expense	—	—	166,708	—	166,708
Stock option exercises	42,000	210	88,730	—	88,940
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$19,131,431	$32,086,220

	Three Months Ended December 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2023	9,234,795	$46,174	$13,160,785	$18,389,502	$31,596,461
Net (loss)	—	—	—	(269,153)	(269,153)
Stock-based compensation expense	—	—	37,248	—	37,248
Stock option exercises	20,000	100	35,700	—	35,800
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356

	Three Months Ended December 31, 2022
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2022	9,179,795	$45,899	$12,811,717	$20,277,621	$33,135,237
Net (loss)	—	—	—	(1,146,190)	(1,146,190)
Stock-based compensation expense	—	—	78,673	—	78,673
Stock option exercises	10,000	50	18,450	—	18,500
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$19,131,431	$32,086,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, the condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended December 31, 2023 and 2022, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2023 and 2022, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of fiscal year 2024, the Company learned that due to misinterpretation of the required tax treatment for certain disqualifying dispositions of Incentive Stock Options (ISO), the Company improperly withheld amounts for Social Security and Medicare (“FICA”) taxes on the taxable gains resulting from those dispositions and remitted such amounts to the Internal Revenue Service (“IRS”). Thus, for such disqualifying dispositions of ISOs beginning in fiscal year 2021, certain employees are owed a refund from the Company for the overpayment of the FICA taxes, with a similar refund due to the Company from the IRS for the employer portion of the taxes which were also remitted to the IRS and expensed by the Company. The Company intends to reimburse the over withheld taxes to the impacted employees and to file amended 941-X forms with the IRS to claim a refund for both the Company overpayment of FICA taxes as well as the amounts refunded to employees.

Based on an analysis of Accounting Standards Codification ASC 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company determined that these errors did not result in the previously issued consolidated financial statements being materially misstated, and as such no restatement was necessary.

The following tables present the effect of the revision on the condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended December 31, 2022, and the condensed consolidated statement of cash flows for the six months ended December 31, 2022.

	As of June 30, 2023
	As Previously Reported	Revision	As Revised
Condensed consolidated balance sheet:
Prepaid expenses and other current assets	284,622	717,892	1,002,514
Total current assets	28,380,967	717,892	29,098,859
Total assets	38,370,805	717,892	39,088,697
Accrued liabilities	970,530	371,509	1,342,039
Total current liabilities	2,011,817	371,509	2,383,326
Total liabilities	6,909,910	371,509	7,281,419
Retained earnings	18,300,728	346,383	18,647,111
Total stockholders' equity	31,460,895	346,383	31,807,278

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Condensed consolidated statements of operations:
Selling, general and administrative expenses	2,483,377	(689)	2,482,688	26,163,573	(5,668)	26,157,905
(Loss) from operations	(1,347,813)	689	(1,347,124)	(23,832,185)	5,668	(23,826,517)
(Loss) income before income tax provision	(1,249,981)	689	(1,249,292)	9,292,703	5,668	9,298,371
Net (loss) income	(1,146,879)	689	(1,146,190)	8,797,864	5,668	8,803,532
(Loss) income per common share:
Basic	(0.12)		(0.12)	0.96		0.96
Diluted	(0.12)		(0.12)	0.90		0.90

	Six Months Ended December 31, 2022
	As Previously Reported	Revision	As Revised
Condensed consolidated statement of cash flows:
Net income	8,797,864	5,668	8,803,532
Prepaid expenses and other current assets	(153,168)	(11,335)	(164,503)
Accrued liabilities	726,825	5,668	732,493
Net cash (used in) provided by operating activities	10,538,583	-	10,538,583

The effect of this revision on the opening balances within the Company's condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2023 and 2022 was as follows:

	As Previously Reported	Revision	As Revised
Retained earnings, June 30, 2022	9,998,348	329,551	10,327,899
Total stockholders' equity, June 30, 2022	22,697,489	329,551	23,027,040

Retained earnings, September 30, 2022	19,943,091	334,530	20,277,621
Total stockholders' equity, September 30, 2022	32,800,707	334,530	33,135,237

Retained earnings, June 30, 2023	18,300,728	346,383	18,647,111
Total stockholders' equity, June 30, 2023	31,460,895	346,383	31,807,278

Retained earnings, September 30, 2023	18,043,119	346,383	18,389,502
Total stockholders' equity, September 30, 2023	31,250,078	346,383	31,596,461

The Company's condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2022 have also been revised to reflect the impacts to net income as presented above.

C)    INVESTMENTS

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

D)    FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants at the measurement date. A three-tier hierarchy prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. The asset's or liability's fair value measurement within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s U.S. treasury debt securities are recorded at amortized cost with fair value disclosure. They have a readily available market price (Level 1 input), thus a lesser degree of judgment needs to be used in measuring fair value, and fair value was determined by quoted market prices.

E)    INCOME TAXES

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

During the three and six months ended December 31, 2023, a state income tax provision of $1,879 and $3,758 was recorded for the minimum tax payments expected given the taxable net losses in those periods. As a result of the net losses, no federal tax provision was recorded for the three and six months ended December 31, 2023. During the three months ended December 31, 2022, a federal tax benefit of $74,389 and a state tax benefit of $28,713 were recorded based on a taxable loss. For the six months ended December 31, 2022, as a result of additional income generated by licensing fees, offset by related legal fees and expenses, taxable income for the period was generated. For NOLs arising in tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (“TCJA”) limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 is limited to 80 percent of the resulting taxable income. Utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of  $374,714 and $120,125, respectively, for the six-month period ended December 31, 2022.

The effective tax rate was less than 1% for the six months ended December 31, 2023 and 5.3% for the six months ended December 31, 2022. It is anticipated that the effective rate in the current year and future years will continue to be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2023. The Company's taxable loss generated during the first half of fiscal year 2024 increased the tax loss carryforward as of December 31, 2023 to approximately $31,995,000. Given the taxable loss for the six-month period, the expectation for utilization of the estimated tax loss carryforward is lessened, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2023 and June 30, 2023 include:

	December 31, 2023	June 30, 2023
Deferred income tax assets:
Deferred compensation	$516,932	$491,608
Stock-based compensation	77,530	117,607
Accrued expenses and reserves	549,015	571,719
Deferred revenue	108,033	138,665
Federal and state net operating loss carryforwards	8,260,294	8,216,671
IRC Section 174 research and development costs	113,521	63,855
Credit carryforwards	188,893	169,552
Equipment and leasehold improvements	107,258	136,294
Lease liability	684,670	744,431
Valuation allowance	(9,893,613)	(9,906,018)
Total deferred income tax assets	712,533	744,384

Deferred income tax liabilities:
ROU asset	(680,737)	(742,386)
Other	(31,796)	(1,998)
Total deferred income tax liabilities	(712,533)	(744,384)
Net deferred income tax assets	$-	$-

F) LEGAL COSTS

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

G) OTHER INCOME

No other income was received in the three and six months ended December 31, 2023. In the three and six months ending December 31, 2022, the Company received licensing proceeds of $0 and $33,000,000, respectively, which was recorded as other income.

Other income is shown as a separate line on the condensed consolidated statements of operations.

G) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at December 31, 2023 and June 30, 2023 is $2,060,375 and $1,997,120, respectively. The increase in the deferred compensation liability for the current officer during the six months ended December 31, 2023 resulted in compensation expense under this arrangement of $63,255. A reduction to deferred compensation expense of $46,075 was recognized in the six months ended December 31, 2022.

I) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including trade receivables and held-to-maturity debt securities. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets, including accounts receivable.

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

Allowance for Credit Losses - Held-to Maturity Debt Securities: The Company did not record an allowance for credit losses on held-to-maturity U.S. Treasury securities as these securities have the following characteristics that support a zero loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses.

The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements. Results for reporting periods beginning after July 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,072,657	$—	$(12,757)	$17,059,900
Total	$17,072,657	$—	$(12,757)	$17,059,900

	June 30, 2023
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,064,274	$—	$(93,740)	$16,970,534
Total	$17,064,274	$—	$(93,740)	$16,970,534

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of December 31, 2023 and June 30, 2023:

	December 30, 2023
	Amortized Cost Basis	Fair value
Due within one year	$12,071,737	$12,052,010
Due after one year through five years	5,000,920	5,007,890
Total	$17,072,657	$17,059,900

	June 30, 2023
	Amortized Cost Basis	Fair value
Due within one year	$17,064,274	$16,970,534
Total	$17,064,274	$16,970,534

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2023	June 30, 2023
Raw materials	$2,030,598	$2,071,360
Finished goods	5,074,004	6,178,186
Inventories, gross	7,104,602	8,249,546
Reserve for obsolete inventory	(1,937,935)	(1,826,105)
Inventories, net	$5,166,667	$6,423,441

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2023 and June 30, 2023, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
United States	$2,666,978	$2,155,876	$5,270,669	$4,892,309
Export	693,146	1,125,457	1,463,393	1,753,153
Net Sales	$3,360,124	$3,281,333	$6,734,062	$6,645,462

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the six months ended December 31, 2023 and 2022, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods of $197,718 and $210,236, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

6. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(269,153)	$(1,146,190)	$(526,762)	$8,803,532

Denominator
Weighted average shares, basic	9,241,208	9,186,208	9,238,002	9,171,746
Dilutive effect of stock compensation awards (1)	—	—	—	645,652
Diluted shares	9,241,208	9,186,208	9,238,002	9,817,398

Net (loss) income attributable to common shareholders per share:
Basic	$(0.03)	$(0.12)	$(0.06)	$0.96
Diluted	$(0.03)	$(0.12)	$(0.06)	$0.90

(1) Excludes 713,846, 743,465, and 590,046 weighted average stock options during the three and six months ended December 31, 2023 and the three months ended December 31, 2022, respectively, as the impact of such awards was anti-dilutive. For the six months ended December 31, 2022, no stock options were anti-dilutive.

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

During the six months ended December 31, 2022, the Company accrued and made charitable contributions of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were no charitable contributions made to the Foundation during the three and six months ended December 31, 2023.

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of December 31, 2023, the Company’s top three accounts receivable customers represented approximately 23%, 18% and 14% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2023 represented approximately 24%, 14% and 13%.

9.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the three or six months ended December 31, 2023 or 2022, respectively.

10.    STOCK-BASED COMPENSATION

In 2023, pursuant to the recommendation of the Board of Directors, the shareholders approved the creation of the Koss Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Concurrently with the adoption of the new plan, the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) was terminated.

The 2023 Plan is administered by the Compensation Committee of the Board of Directors and provides for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. 2,000,000 shares of common stock were authorized for issuance under the 2023 Plan, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company’s Board of Directors will determine the terms and conditions under which an option will become exercisable but expects that stock options granted under the 2023 Plan will vest over a three-to-five-year period from the date of grant. An option will expire no more than ten years from its grant date, with the exception of incentive stock options held by a 10% stockholder, which will expire no more than five years from the grant date. As with the 2012 Plan, pursuant to the 2023 Plan new shares will be issued upon exercise of stock options.

11.    LEGAL MATTERS

As of December 31, 2023, the Company is involved in the matters described below:

•The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts, such as contingent legal fees, will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its condensed financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. During the six months ended December 31, 2022, in connection with its intellectual property enforcement program, the Company granted a license covering certain of its patents and recognized gross proceeds of $33,000,000, which was recorded as other income. Total legal fees and related expenses of $1,125,000 and $22,141,408 in the three and six months ended December 31, 2022, respectively, offset these proceeds and were recorded as selling, general and administrative expense.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of December 31, 2023 and June 30, 2023.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, increase in prices for raw materials, labor, and fuel caused by rising inflation, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 or other pandemics on the economy, the impact of the Russian-Ukrainian conflict, the Israel-Hamas war, or other disruptive geopolitical events on the Company’s operations, borrowing costs and interest rates, changes in tax rates, pending or threatened litigation and investigations and their outcomes, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and subsequently filed Quarterly Reports on Form 10-Q

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect new information.

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

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2023	2022	2023	2022
Net sales	$3,360,124	$3,281,333	$6,734,062	$6,645,462
Net sales increase (decrease) % from prior year period	2.4%	(25.7)%	1.3%	(24.3)%
Gross profit	$1,108,440	$1,135,564	$2,176,130	$2,331,388
Gross profit as % of net sales	33.0%	34.6%	32.3%	35.1%
Selling, general and administrative expenses	$1,584,523	$2,482,688	$3,120,802	$26,157,905
Selling, general and administrative expenses as % of net sales	47.2%	75.7%	46.3%	393.6%
Interest income	$208,809	$97,832	$421,668	$124,888
Other income	$—	$—	$—	$33,000,000
(Loss) income before income tax provision (benefit)	$(267,274)	$(1,249,292)	$(523,004)	$9,298,371
(Loss) income before income tax provision (benefit) as % of net sales	(8.0)%	(38.1)%	(7.8)%	139.9%
Income tax provision (benefit)	$1,879	$(103,102)	$3,758	$494,839
Income tax provision (benefit) as % of (loss) income before income tax provision (benefit)	(0.7)%	8.3%	(0.7)%	5.3%

Fiscal 2023 Period Results Compared with Fiscal 2022 Period

(comments refer to the three and six-month periods ended December 31 unless otherwise noted)

Net sales of $3,360,000 for the three months ended December 31, 2023 were 2.4% ahead of sales for the same three-month period in the prior year, an increase of $79,000. An increase in sales of custom headphones and sales to internet retailers and domestic distributors was mostly offset by reductions in direct-to-consumer (“DTC”) sales and sales to certain of our European distributors. For the six months ended December 31, 2023, sales of $6,734,000 were slightly favorable compared to $6,645,000 of sales for the first half of the prior fiscal year. All export market sales and DTC sales were down compared to the prior year, offset by increased sales of custom headphones.

For the three months ended December 31, 2023 compared to the same period in the prior year, sales to export markets declined by $432,000, or 38.4%, to $693,000, due to lower-than-expected sales to two of our largest European distributors. The six months ended December 31, 2023 saw a drop in sales to those same distributors, however, a rather sizable order from a distributor in Eastern Europe helped to somewhat offset that decline. Sales to our Asian and Canadian distributors decreased by $140,000, or 42.7%, year over year, contributing to the overall decline in export markets. There were no sales to our Russian distributor during the current fiscal year, nor have there been any since April 2022.

Net sales to the domestic market increased by $511,000, or 23.7%, more than offsetting the decrease in export sales. Net sales for the three months ended December 31, 2023 were $2,667,000 versus $2,156,000 for the same three-month period in 2022. For the six months ended December 31, 2023, domestic sales were $5,271,000, or 7.7%, higher than sales to those same markets during the same period in the prior year. A notable sale to a new customer, sales of custom headphones for the education and OEM markets, along with an increase in sales to e-tailers, carried the domestic market for the three- and six-month periods in the current fiscal year. The favorability more than offset the 25.9% and 27.1% drop in DTC sales, respectively.

For the three months ended December 31, 2023, gross margin as a percentage of net sales was 33.0%, a drop of 160 basis points compared to 34.6% for the three months ended December 31, 2022. A more favorable customer mix of sales, due mainly to the higher margin custom sales and a reduced volume of lower margin export sales, coupled with favorability experienced in fixed manufacturing expenses as a result of cost savings initiatives, were more than offset by the margin hit as a result of a lower volume of higher margin DTC sales and the continued sell through of Company inventory brought in from suppliers at higher freight rates. An increase in the excess and obsolete reserve also contributed negatively to the gross margin. The gross margin as a percentage of sales for the six months ended December 31, 2023 was 32.3% compared with 35.1% for the same six months in the prior year. The current period’s margins were adversely impacted by the aforementioned sell-through of inventory combined with an increase in the reserve for excess and obsolete inventory. A reduction in fixed manufacturing expenses helped to partially offset the margin decline.

Freight rates remained fairly competitive through the six months ended December 31, 2023, but the Company is anticipating an increase in transportation costs in the coming quarter. A combination of excess available capacity and lower demand due to declining consumer confidence could result in overcapacity in the market and rising prices. The Company’s partnership with a dedicated freight forwarder continues to help stabilize contract rates to limit the impact.

Selling, general and administrative expenses were $1,585,000 for the three months ended December 31, 2023, a decrease of $898,000, or 36.2%, compared to the same three months in the prior year. The decrease was primarily driven by legal fees and expenses incurred during the three months ended December 31, 2022 related to patent defense litigation resolved in that fiscal year. Slightly offsetting the lower legal expense in the current year was an increase in deferred compensation expense driven by a decrease in the discount rates used to calculate the deferred compensation liability. For the six months ended December 31, 2023, selling, general and administrative expenses of $3,121,000 were a significant drop from the $26,158,000 of expenses incurred for the six months ended December 31, 2022. The decrease was predominantly driven by the $22,141,000 of legal fees and related expenses incurred during the prior six-month period in support of the Company’s patent defense litigation. Also, expenses related to bonus and profit-sharing accruals of $359,000 and $576,000, respectively, were recorded during the six months ended December 31, 2022 as a result of the increased net income before income taxes due to the licensing proceeds received in that year. The increase in the deferred compensation liability as of December 31, 2023 resulted in a corresponding increase to expense during the first six months of the current year and offset some of the decrease in legal expenses.

No other income was recorded for the three and six months ended December 31, 2023. Other income for the six months in the prior period consisted entirely of $33,000,000 in licensing proceeds received during the first quarter.

As a result of a taxable loss for the first three and six months of fiscal year 2024, no federal income tax expense was recorded. State income tax expense of $1,879 and $3,758 was recorded for the three and six months ended December 31, 2023, respectively, reflecting the minimum required tax due. The condensed consolidated statement of operations for the three months ended December 31, 2022 reflected a federal tax benefit resulting from the taxable loss for the quarter. For the six months ended December 31, 2022, the utilization of net operating loss carryforwards significantly reduced the taxable income for that period, resulting in federal and state tax provisions of $374,714 and $120,125, respectively. The effective tax rate was less than 1% in the three and six months ended

December 31, 2023 and was 8.3% and 5.3%, respectively, in the three months and six months ended December 31, 2022. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2023.

The Company’s remaining expected federal tax loss carryforward is expected to approximate $32,000,000 by the end of the fiscal year. The taxable loss for the first two quarters for fiscal year 2024 increased the net operating loss carryforward deferred tax asset to approximately $8,300,000 as of December 31, 2023, and the future realization of this continues to be uncertain. The valuation allowance was reduced slightly to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

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

The Company believes that its financial position remains strong. The Company had $2.5 million of cash and cash equivalents, $12.1 million of short-term investments and available credit facilities of $5.0 million on December 31, 2023.

Recent Events

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include, the inflationary cost environment, reduced consumer confidence, disruption in our supply chain and trade tensions with China, the ongoing crises in Eastern Europe and the Mideast, and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2024 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Inflationary Cost Environment and Reduced Consumer Confidence - The Company continues to experience inflationary cost increases in our commodities, packaging materials, wages and higher energy and transportation costs, potentially impacting our ability to meet customer demand. These increases have been partially mitigated by pricing actions implemented in the third quarter of the prior fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for our products resulting from a slowdown in consumers’ willingness to spend as disposable income decreases due to rising prices of essential items, dwindling savings and the resumption of student loan repayments. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company relies on our third-party supply chain and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to a reoccurrence of the COVID-19 pandemic, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

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

On July 25, 2023, United Parcel Service (“UPS”) and the International Brotherhood of Teamsters Union reached a tentative five-year contract deal that averted a nationwide strike. Also, since December 2022, when the U.S. government abated a threatened railroad strike and implemented a labor agreement that prohibited the workers from striking, there has been movement by some of the leading railroad companies to grant paid sick leave with continued negotiations between union leaders and railroad executives of each of the remaining railroads. In addition, Yellow freight lines announced their insolvency last quarter, however, the Company had no material direct exposure to Yellow in the current fiscal year. The Company continues to monitor these situations as the changes in the current labor landscape, the settlement of recent labor disputes, coupled with rising energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. Also, as a result of the humanitarian crisis in Ukraine created by the war and the population seeking refuge in other countries, sales to Ukraine have been impacted. During the three and six months ended December 31, 2023 and 2022, there were no sales to Russia.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2023 and 2022:

Total cash (used in) provided by:	2023	2022
Operating activities	$(345,185)	$10,538,583
Investing activities	(257,423)	(15,023,416)
Financing activities	35,800	88,940
Net (decrease) in cash and cash equivalents	$(566,808)	$(4,395,893)

Operating Activities

The cash used in operating activities during the six months ending December 31, 2023, was primarily the payment of bonuses earned in the prior year. During the six months ended December 31, 2022, the majority of the cash provided by operating activities resulted from the licensing proceeds received, partially offset by the payment of related legal fees and expenses and profit sharing.

Investing Activities

Cash used by investing activities for the six months ended December 31, 2023 was related to fixed asset expenditures, predominantly the replacement of a roof section of the building for approximately $300,000, and the payment of the premiums on the company-owned life insurance policies on two of its executives. Also, during the first two quarters of the current fiscal year, proceeds of $7,223,000 from the maturity of U.S. Treasury securities were received and utilized to purchase $7,177,000 of similar securities at a $180,000 discount. Cash used by investing activities for the six months ended December 31, 2022 was almost entirely related to the purchase of $15,312,000 of U.S. Treasury securities at a discount of $427,000. The Company believes that its available cash and its credit facility is sufficient to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

Cash from the exercise of stock options during the six months ended December 31, 2023 and 2022 provided the cash from financing activities. An aggregate of 20,000 and 42,000 shares of common stock, respectively, were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan for those periods.

As of December 31, 2023, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three and six months ended December 31, 2023 or December 31, 2022 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extended the expiration date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2023, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2023 and June 30, 2023, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed on August 4, 2023 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the six months ended December 31, 2023, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - October 31, 2023	—	$—	—	$2,139,753
November 1 - November 30, 2023	—	$—	—	$2,139,753
December 1 - December 31, 2023	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2023.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1#	Koss Corporation 2023 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 23, 2023 and incorporated herein by reference.
10.2#	Koss Corporation 2023 Equity Incentive Plan Notice of Grant of Stock Option Award*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2023 and 2022 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	February 2, 2024
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	February 2, 2024
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer