Form 10-Q
period 2024-03-31
KOSS CORP
filed 2024-05-10
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2024

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

At May 6, 2024, there were 9,254,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2024

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,912,679	$3,091,062
Short term investments	7,020,288	17,064,274
Accounts receivable, less allowance for credit losses of $1,922 and $6,027, respectively	1,197,055	1,379,517
Inventories	4,661,005	6,423,441
Prepaid expenses and other current assets	1,117,276	1,002,514
Interest receivable	116,575	51,150
Income taxes receivable	210,778	86,901
Total current assets	17,235,656	29,098,859

Equipment and leasehold improvements, net	1,272,817	953,903

Other assets:
Long term investments	10,012,611	—
Operating lease right-of-use asset	2,825,348	3,015,887
Cash surrender value of life insurance	6,258,436	6,020,048
Total other assets	19,096,395	9,035,935

Total assets	$37,604,868	$39,088,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$215,705	$267,513
Accrued liabilities	901,297	1,342,039
Deferred revenue	292,795	450,312
Operating lease liability	236,570	236,225
Income taxes payable	5,281	87,237
Total current liabilities	1,651,648	2,383,326

Long-term liabilities:
Deferred compensation	2,110,507	1,997,120
Deferred revenue	117,402	113,003
Operating lease liability	2,602,838	2,787,970
Total long-term liabilities	4,830,747	4,898,093

Total liabilities	6,482,395	7,281,419

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,254,795 and 9,234,795, respectively	46,274	46,174
Paid in capital	13,269,630	13,113,993
Retained earnings	17,806,569	18,647,111
Total stockholders' equity	31,122,473	31,807,278

Total liabilities and stockholders' equity	$37,604,868	$39,088,697

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2024	2023	2024	2023
Net sales	$2,637,606	$3,380,840	$9,371,668	$10,026,301
Cost of goods sold	1,796,083	2,076,482	6,354,015	6,390,557
Gross profit	841,523	1,304,358	3,017,653	3,635,744

Selling, general and administrative expenses	1,451,247	1,749,341	4,572,049	27,907,246

(Loss) from operations	(609,724)	(444,983)	(1,554,396)	(24,271,502)

Other income	—	—	—	33,000,000
Interest income	214,814	189,593	636,482	314,482

(Loss) income before income tax provision (benefit)	(394,910)	(255,390)	(917,914)	9,042,980

Income tax provision (benefit)	(81,130)	(30,910)	(77,372)	463,928

Net (loss) income	$(313,780)	$(224,480)	$(840,542)	$8,579,052

(Loss) income per common share:
Basic	$(0.03)	$(0.02)	$(0.09)	$0.93
Diluted	$(0.03)	$(0.02)	$(0.09)	$0.88

Weighted-average number of shares:
Basic	9,254,795	9,206,135	9,243,559	9,183,042
Diluted	9,254,795	9,206,135	9,243,559	9,791,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2024	2023
Operating activities:
Net (loss) income	$(840,542)	$8,579,052
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Recovery of) Provision for credit losses	(4,105)	40,277
Depreciation of equipment and leasehold improvements	142,046	186,168
Accretion of discount on treasury securities	(313,704)	(110,632)
Noncash operating lease expense	5,752	6,391
Stock-based compensation expense	119,937	243,688
Change in cash surrender value of life insurance	(156,644)	(147,012)
Provision for deferred compensation	113,387	62,783
Loss on disposal of fixed assets	—	2,263
Net changes in operating assets and liabilities:
Accounts receivable	186,567	570,932
Inventories	1,762,436	1,552,103
Prepaid expenses and other current assets	(114,762)	(233,792)
Interest receivable	(65,425)	(56,014)
Income taxes receivable	(123,877)	—
Income taxes payable	(81,956)	247,170
Accounts payable	(51,808)	(442,850)
Accrued liabilities	(440,742)	324,507
Deferred revenue	(153,118)	(208,308)
Net cash (used in) provided by operating activities	(16,558)	10,616,726

Investing activities:
Purchase of equipment and leasehold improvements	(460,960)	(68,242)
Life insurance premiums paid	(81,744)	(87,994)
Proceeds from the maturity of treasury securities	14,331,000	—
Purchases of treasury securities	(13,985,921)	(16,884,358)
Net cash used in investing activities	(197,625)	(17,040,594)

Financing activities:
Proceeds from exercise of stock options	35,800	137,330
Net cash provided by financing activities	35,800	137,330

Net (decrease) in cash and cash equivalents	(178,383)	(6,286,538)
Cash and cash equivalents at beginning of period	3,091,062	9,208,170
Cash and cash equivalents at end of period	$2,912,679	$2,921,632

Supplemental cash flow information:
Cash paid for income taxes	$128,463	$216,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,647,111	$31,807,278
Net (loss)	—	—	—	(840,542)	(840,542)
Stock-based compensation expense	—	—	119,937	—	119,937
Stock option exercises	20,000	100	35,700	—	35,800
Balance, March 31, 2024	9,254,795	$46,274	$13,269,630	$17,806,569	$31,122,473

	Nine Months Ended March 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	$45,739	$12,653,402	$10,327,899	$23,027,040
Net income	—	—	—	8,579,052	8,579,052
Stock-based compensation expense	—	—	243,688	—	243,688
Stock option exercises	69,000	345	136,985	—	137,330
Balance, March 31, 2023	9,216,795	$46,084	$13,034,075	$18,906,951	$31,987,110

	Three Months Ended March 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356
Net (loss)	—	—	—	(313,780)	(313,780)
Stock-based compensation expense	—	—	35,897	—	35,897
Balance, March 31, 2024	9,254,795	$46,274	$13,269,630	$17,806,569	$31,122,473

	Three Months Ended March 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2022	9,189,795	$45,949	$12,908,840	$19,131,431	$32,086,220
Net (loss)	—	—	—	(224,480)	(224,480)
Stock-based compensation expense	—	—	76,980	—	76,980
Stock option exercises	27,000	135	48,255	—	48,390
Balance, March 31, 2023	9,216,795	$46,084	$13,034,075	$18,906,951	$31,987,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, the condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023, and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2024 and 2023, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of fiscal year 2024, the Company learned that due to misinterpretation of the required tax treatment for certain disqualifying dispositions of Incentive Stock Options (ISO), the Company improperly withheld amounts for Social Security and Medicare (“FICA”) taxes on the taxable gains resulting from those dispositions and remitted such amounts to the Internal Revenue Service (“IRS”). Thus, for such disqualifying dispositions of ISOs beginning in fiscal year 2021, certain employees are owed a refund from the Company for the overpayment of the FICA taxes, with a similar refund due to the Company from the IRS for the employer portion of the taxes which were also remitted to the IRS and expensed by the Company. The Company intends to reimburse the over withheld taxes to the impacted employees and to file amended 941-X forms with the IRS to claim a refund for both the Company overpayment of FICA taxes as well as the amounts refunded to employees. As of March 31, 2024 the over withheld taxes due to the impacted employees was $354,971 and is recorded in accrued liabilities on the condensed consolidated balance sheet as of that date. The refund expected from the IRS is $722,498 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet at March 31, 2024.

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

The following tables present the effect of the revision on the condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and nine months ended March 31, 2023, and the condensed consolidated statement of cash flows for the nine months ended March 31, 2023.

	As of June 30, 2023
	As Previously Reported	Revision	As Revised
Condensed consolidated balance sheet:
Prepaid expenses and other current assets	284,622	717,892	1,002,514
Total current assets	28,380,967	717,892	29,098,859
Total assets	38,370,805	717,892	39,088,697
Accrued liabilities	970,530	371,509	1,342,039
Total current liabilities	2,011,817	371,509	2,383,326
Total liabilities	6,909,910	371,509	7,281,419
Retained earnings	18,300,728	346,383	18,647,111
Total stockholders' equity	31,460,895	346,383	31,807,278

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Condensed consolidated statements of operations:
Selling, general and administrative expenses	1,757,714	(8,373)	1,749,341	27,921,287	(14,041)	27,907,246
(Loss) from operations	(453,356)	8,373	(444,983)	(24,285,543)	14,041	(24,271,502)
(Loss) income before income tax provision	(263,763)	8,373	(255,390)	9,028,939	14,041	9,042,980
Net (loss) income	(232,853)	8,373	(224,480)	8,565,011	14,041	8,579,052
(Loss) income per common share:
Basic	(0.03)		(0.02)	0.93		0.93
Diluted	(0.03)		(0.02)	0.87		0.88

	Nine Months Ended March 31, 2023
	As Previously Reported	Revision	As Revised
Condensed consolidated statement of cash flows:
Net income	8,565,011	14,041	8,579,052
Prepaid expenses and other current assets	(205,710)	(28,082)	(233,792)
Accrued liabilities	310,466	14,041	324,507
Net cash provided by operating activities	10,616,726	(0)	10,616,726

The effect of this revision on the opening balances within the Company's condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2024 and 2023 was as follows:

	As Previously Reported	Revision	As Revised
Retained earnings, June 30, 2022	9,998,348	329,551	10,327,899
Total stockholders' equity, June 30, 2022	22,697,489	329,551	23,027,040

Retained earnings, December 31, 2022	18,796,212	335,219	19,131,431
Total stockholders' equity, December 31, 2022	31,751,001	335,219	32,086,220

Retained earnings, June 30, 2023	18,300,728	346,383	18,647,111
Total stockholders' equity, June 30, 2023	31,460,895	346,383	31,807,278

The Company's condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2023 have also been revised to reflect the impacts to net (loss) income as presented above.

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

During the three and nine months ended March 31, 2024, a state income tax provision of $1,522 and $5,281 was recorded for the minimum tax payments expected given the taxable net losses in those periods. During the three and nine months ended March 31, 2024, a federal tax benefit of $82,653 was recorded as a result of the return-to-provision (RTP) adjustments recorded in the period identified. The adjustments were identified when the prior year tax returns were filed in the third quarter of fiscal year 2024. For the nine months ended March 31, 2023, as a result of additional income generated by licensing fees, offset by related legal fees and expenses, taxable income for the period was generated. For NOLs arising in tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (“TCJA”) limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 is limited to 80 percent of the resulting taxable income. Utilization of net operating loss carryforwards significantly reduced the taxable income for the nine-month period ended March 31, 2023, resulting in federal and state tax provisions of  $374,714 and $89,214, respectively. For the three months ended March 31, 2023, a state income tax benefit of $30,910 was recorded mainly as a result of an update to state apportionment percentages. No federal tax benefit or provision was recorded for that quarter.

The effective tax rate was less than 1%, excluding the RTP adjustments, for the nine months ended March 31, 2024 and 5.1% for the nine months ended March 31, 2023. It is anticipated that the effective rate in the current year and future years will continue to be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2023. The Company's taxable loss generated during the first nine months of fiscal year 2024 increased the tax loss carryforward as of March 31, 2024 to approximately $32,800,000. Given the taxable loss for the nine-month period, the expectation for utilization of the estimated tax loss carryforward is lessened, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

Temporary differences which give rise to deferred income tax assets and liabilities at March 31, 2024 and June 30, 2023 include:

	March 31, 2024	June 30, 2023
Deferred income tax assets:
Deferred compensation	$516,932	$491,608
Stock-based compensation	77,530	117,607
Accrued expenses and reserves	524,892	571,719
Deferred revenue	100,973	138,665
Federal and state net operating loss carryforwards	8,456,728	8,216,671
IRC Section 174 research and development costs	113,521	63,855
Credit carryforwards	188,893	169,552
Equipment and leasehold improvements	130,637	136,294
Lease liability	684,670	744,431
Valuation allowance	(10,093,269)	(9,906,018)
Total deferred income tax assets	701,507	744,384

Deferred income tax liabilities:
ROU asset	(680,737)	(742,386)
Other	(20,770)	(1,998)
Total deferred income tax liabilities	(701,507)	(744,384)
Net deferred income tax assets	$-	$-

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

G) OTHER INCOME

No other income was received in the three and nine months ended March 31, 2024. In the three and nine months ending March 31, 2023, the Company received licensing proceeds of $0 and $33,000,000, respectively, which was recorded as other income.

Other income is shown as a separate line on the condensed consolidated statements of operations.

H) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at March 31, 2024 and June 30, 2023 is $2,110,507 and $1,997,120, respectively. The increase in the deferred compensation liability for the current officer, and thus the compensation expense recorded during the nine months ended March 31, 2024, was due mainly to the annual increase in the future payments under the arrangement. Compensation expense recorded under this arrangement was $113,387 for the first three quarters of the current fiscal year. Deferred compensation expense of $62,783 was recognized in the nine months ended March 31, 2023.

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

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,032,899	$—	$(49,886)	$16,983,013
Total	$17,032,899	$—	$(49,886)	$16,983,013

	June 30, 2023
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,064,274	$—	$(93,740)	$16,970,534
Total	$17,064,274	$—	$(93,740)	$16,970,534

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Amortized Cost Basis	Fair value
Due within one year	$7,020,288	$7,007,734
Due after one year through five years	10,012,611	9,975,279
Total	$17,032,899	$16,983,013

	June 30, 2023
	Amortized Cost Basis	Fair value
Due within one year	$17,064,274	$16,970,534
Total	$17,064,274	$16,970,534

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2024	June 30, 2023
Raw materials	$2,011,332	$2,071,360
Finished goods	4,519,572	6,178,186
Inventories, gross	6,530,904	8,249,546
Reserve for obsolete inventory	(1,869,899)	(1,826,105)
Inventories, net	$4,661,005	$6,423,441

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2024 and June 30, 2023, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
United States	$2,055,551	$2,728,824	$7,326,220	$7,620,067
Export	582,055	652,016	2,045,448	2,406,234
Net Sales	$2,637,606	$3,380,840	$9,371,668	$10,026,301

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the nine months ended March 31, 2024 and 2023, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods of $264,251 and $284,584, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

6. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per common share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator
Net (loss) income	$(313,780)	$(224,480)	$(840,542)	$8,579,052

Denominator
Weighted average shares, basic	9,254,795	9,206,135	9,243,559	9,183,042
Dilutive effect of stock compensation awards (1)	—	—	—	608,585
Diluted shares	9,254,795	9,206,135	9,243,559	9,791,627

Net (loss) income attributable to common shareholders per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$0.93
Diluted	$(0.03)	$(0.02)	$(0.09)	$0.88

(1) Excludes 700,911, 729,384, and 999,557 weighted average stock options during the three and nine months ended March 31, 2024 and the three months ended March 31, 2023, respectively, as the impact of such awards was anti-dilutive. For the nine months ended March 31, 2023, no stock options were anti-dilutive.

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

During the nine months ended March 31, 2023, the Company accrued and made charitable contributions of $79,000 to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were no charitable contributions made to the Foundation during the three and nine months ended March 31, 2024.

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of March 31, 2024, the Company’s top three accounts receivable customers represented approximately 25%, 12% and 10% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2023 represented approximately 24%, 14% and 13%.

9.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the three or nine months ended March 31, 2024 or 2023, respectively.

10.    STOCK-BASED COMPENSATION

In 2023, pursuant to the recommendation of the Board of Directors, the shareholders approved the creation of the Koss Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Concurrently with the adoption of the new plan, the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) was terminated.

The Compensation Committee of the Board of Directors administers the 2023 Plan and provides for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. 2,000,000 shares of common stock were authorized for issuance under the 2023 Plan, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company’s Board of Directors will determine the terms and conditions under which an option will become exercisable but expects that stock options granted under the 2023 Plan will vest over a three-to-five-year period from the date of grant. An option will expire no more than ten years from its grant date, with the exception of incentive stock options held by a 10% stockholder, which will expire no more than five years from the grant date. As with the 2012 Plan, pursuant to the 2023 Plan new shares will be issued upon exercise of stock options. As of March 31, 2024, no new stock-based awards have been granted under the 2023 Plan.

11.    LEGAL MATTERS

As of March 31, 2024, the Company is involved in the matters described below:

•The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts, such as contingent legal fees, will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its condensed financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. During the nine months ended March 31, 2023, in connection with its intellectual property enforcement program, the Company granted a license covering certain of its patents and recognized gross proceeds of $33,000,000, which was recorded as other income. Total legal fees and related expenses of $22,141,408 in the nine months ended March 31, 2023, respectively, offset these proceeds and were recorded as selling, general and administrative expense.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of March 31, 2024 and June 30, 2023.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: future fluctuations in economic conditions, increase in prices for raw materials, labor, and fuel caused by rising inflation, the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, pricing, the number and nature of customers and their product orders, production by third party vendors, foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns),  the effects of the COVID-19 or other pandemics on the economy, the impact of the Russian-Ukrainian conflict, the Israel-Hamas war, or other disruptive geopolitical events on the Company’s operations, borrowing costs and interest rates, changes in tax rates, pending or threatened litigation and investigations and their outcomes, and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and subsequently filed Quarterly Reports on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2024	2023	2024	2023
Net sales	$2,637,606	$3,380,840	$9,371,668	$10,026,301
Net sales (decrease) % from prior year period	(22.0)%	(27.1)%	(6.5)%	(25.3)%
Gross profit	$841,523	$1,304,358	$3,017,653	$3,635,744
Gross profit as % of net sales	31.9%	38.6%	32.2%	36.3%
Selling, general and administrative expenses	$1,451,247	$1,749,341	$4,572,049	$27,907,246
Selling, general and administrative expenses as % of net sales	55.0%	51.7%	48.8%	278.3%
Interest income	$214,814	$189,593	$636,482	$314,482
Other income	$—	$—	$—	$33,000,000
(Loss) income before income tax provision (benefit)	$(394,910)	$(255,390)	$(917,914)	$9,042,980
(Loss) income before income tax provision (benefit) as % of net sales	(15.0)%	(7.6)%	(9.8)%	90.2%
Income tax provision (benefit)	$(81,130)	$(30,910)	$(77,372)	$463,928
Income tax provision (benefit) as % of (loss) income before income tax provision (benefit)	20.5%	12.1%	8.4%	5.1%

Fiscal 2024 Period Results Compared with Fiscal 2023 Period

(comments refer to the three and nine-month periods ended March 31 unless otherwise noted)

Net sales for the three months ended March 31, 2024 were $2,638,000 compared to $3,381,000 for the same three-month period in the prior year, a decrease of $743,000, or 22.0%. A reduction in sales to a significant customer in the educational space, due to timing of a recurring order versus the prior year, was the most significant contribution to the decline, coupled with a meaningful drop in direct-to-consumer (“DTC”) sales and sales to our largest domestic distributors. For the nine months ended March 31, 2024, sales of $9,372,000 were also unfavorable compared to $10,026,000 of sales for the first three quarters of the prior fiscal year with the driver being the nearly 30% fall in DTC sales followed by declines in all export market sales and sales to domestic distributors. The decreases were offset somewhat by increased sales of custom headphones.

In the domestic markets, net sales of $2,056,000 for the three months ended March 31, 2024 reflected a decrease of $673,000, or 24.6%, when compared to sales of $2,729,000 for the three months ended March 31, 2023. The decrease was driven by the timing of the order from the education customer as noted above along with the step back in DTC sales and sales to domestic distributors. During the nine months ended March 31, 2024, domestic sales were off by $294,000, or 3.9%, versus sales to the domestic markets during the same period in the prior year. Nearly half of the 27.0% decline in DTC sales, plus the nearly 10% decline in sales to domestic distributors, were offset by sales of custom headphones to a new customer and an over 50% increase in sales to e-tailers.

The export markets saw a slight decline in sales to our Europe and Asia partners for the three months ended March 31, 2024 compared to the same period in the prior year. Total export sales for the third quarter of fiscal year 2024 were $582,000 in comparison with sales of $652,000 in the third quarter of fiscal year 2023, a decrease of $70,000, or 10.7%. Sales for the nine months ended March 31, 2024 were down $361,000, or 15.0%, to $2,045,000 versus sales of $2,406,000 to the export markets during the same nine-month period in the prior year, most significantly in the European market. The current quarter did, however, include a rather sizable restock order from a distributor in Eastern Europe, along with smaller orders from a new customer in the region. There have been no sales to our Russian distributor since April 2022.

Gross margins as a percentage of net sales for the three months ended March 31, 2024 were 31.9% as compared to 38.6% for the three months ended March 31, 2023, a drop of 670 basis points. While the mix of sales by market class was fairly consistent year over year and there was some favorability as a result of a decrease in the excess and obsolete inventory reserve, the adverse impact on margin from the continued sell through of Company inventory brought in from suppliers at higher freight rates, coupled with the increase in online marketplace seller fees due to some targeted marketing programs, drove the decline. Gross margin as a percentage of sales for the nine months ended March 31, 2024 was 32.2% compared with 36.3.% for the same nine months in the prior year. The 410 basis points drop in the current period’s margins was primarily driven by the aforementioned sell-through combined with an increase in the reserve for excess and obsolete inventory.

The Company was able to preserve consistent freight rates through the quarter ended March 31, 2024, as the Company’s partnership with a dedicated freight forwarder provided access to lower fixed freight rates. Market rates and transit times continue to stabilize as carriers have adjusted to ongoing environmental and geopolitical issues in the Panama and Suez Canals. The market remains oversupplied but will become more vulnerable to disruption as the year progresses and lower demand due to declining consumer confidence and rising prices could result in overcapacity in the market. The Company continues to monitor the ongoing tension in Eastern Europe and the Middle East and is prepared to react as necessary if faced with supply chain disruptions. While the Red Sea shipping crisis is disrupting global supply chains, the Company rarely utilizes this route so no adverse impacts are expected.

Selling, general and administrative expenses were $1,451,000 for the three months ended March 31, 2024, a decrease of $298,000, or 17.0%, compared to the same three months in the prior year. The decrease in the quarter was driven by a number of reasons: 1) personnel departures for which work was reallocated with no replacement hired, 2) a reduction in bad debt expense as a result of continued strong collections and low past due accounts, 3) a decrease in deferred compensation expense driven by lower discount rates used to calculate the deferred compensation liability in the prior year, and 4) a reduction in stock based compensation expense as options became fully vested. For the nine months ended March 31, 2024, selling, general and administrative expenses of $4,572,000 were reduced by $23,335,000 from $27,907,000 of expenses incurred for the nine months ended March 31, 2023. The decrease was predominantly driven by the $22,141,000 of legal fees and related expenses incurred during the prior nine-month period in support of the Company’s patent defense litigation. Also, expenses related to bonus and profit-sharing accruals of $381,000 and $576,000, respectively, were recorded during the nine months ended March 31, 2023 as a result of the increased net income before income taxes due to the licensing proceeds received in that year. A decrease in payroll expense as a result of personnel departures in the prior fiscal year, coupled with a reduction in stock based compensation expense as options became fully vested, also contributed to the decline.

No other income was recorded for the three and nine months ended March 31, 2024. Other income for the nine months in the prior period consisted entirely of $33,000,000 in licensing proceeds received during the first quarter.

As a result of a taxable loss for the three- and nine-month periods ended March 31, 2024, no federal income tax expense was recorded. Instead, a federal income tax benefit of $82,653 was recorded for both periods as a result of the RTP adjustment recorded during the third quarter of fiscal 2024. State income tax expense of $1,522 and $5,281 was recorded for the three and nine months ended March 31, 2024, respectively, reflecting the minimum required tax due. For the nine months ended March 31, 2023, the utilization of net operating loss carryforwards significantly reduced the taxable income for that period, resulting in federal and state tax provisions of $374,714 and $89,214, respectively. The effective tax rate was 20.5% and 8.4%, respectively, in the three and nine months ended March 31, 2024 and was 12.1% and 5.1%, respectively, for those same periods in the prior year. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal net operating loss carryforwards that existed as of June 30, 2023.

The Company’s remaining expected federal tax loss carryforward is expected to approximate $32,800,000 by the end of the fiscal year. The taxable loss for the first nine months of fiscal year 2024 increased the net operating loss carryforward deferred tax asset to approximately $8,500,000 as of March 31, 2024, and the future realization of this continues to be uncertain. The valuation allowance was increased to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

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

The Company believes that its financial position remains strong. The Company had $2.9 million of cash and cash equivalents, $7.0 million of short-term investments and available credit facilities of $5.0 million on March 31, 2024.

Recent Events

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from elevated inflation and interest rates, reduced consumer confidence, disruption in our supply chain and trade tensions with China, the ongoing crises in Eastern Europe, the ongoing instability in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2024 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Inflationary Cost Environment and Reduced Consumer Confidence - The Company continues to experience inflationary cost increases in our commodities, packaging materials, wages and higher energy and transportation costs, potentially impacting our ability to meet customer demand. These increases have been partially mitigated by pricing actions implemented in the third quarter of the prior fiscal year, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for our products resulting from a slowdown in consumers’ willingness to spend as disposable income decreases due to rising prices of essential items, spend through of excess savings from earlier in the pandemic and leading indicators pointing to a softening in the labor market. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

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

On July 25, 2023, United Parcel Service (“UPS”) and the International Brotherhood of Teamsters Union reached a tentative five-year contract deal that averted a nationwide strike. Also, in December 2022, the U.S. government abated a threatened railroad strike and implemented a labor agreement that prohibited the workers from striking and negotiations continue between union leaders and railroad executives of each of the remaining railroads. While Yellow freight lines announced their insolvency earlier in the year, the Company has had no material direct exposure to Yellow. The Company continues to monitor these situations as the changes in the current labor landscape, the settlement of recent labor disputes, coupled with rising energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company did receive a sizable order from their Ukrainian distributor in the first quarter of fiscal year 2024 with potential for another before the end of this fiscal year. During the three and nine months ended March 31, 2024 and 2023, there were no sales to Russia.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2024 and 2023:

Total cash (used in) provided by:	2024	2023
Operating activities	$(16,558)	$10,616,726
Investing activities	(197,625)	(17,040,594)
Financing activities	35,800	137,330
Net (decrease) in cash and cash equivalents	$(178,383)	$(6,286,538)

Operating Activities

The cash used in operating activities during the nine months ending March 31, 2024, was primarily a result of the payment of bonuses earned in the prior year mostly offset by improvements in cash flow related to working capital, namely the reduction of inventory levels. During the nine months ended March 31, 2023, the majority of the cash provided by operating activities resulted from the licensing proceeds received, partially offset by the payment of related legal fees and expenses and profit sharing.

Investing Activities

Cash used by investing activities for the nine months ended March 31, 2024 was related to fixed asset expenditures, predominantly the replacement of a roof section of the building for approximately $300,000, and the payment of the premiums on the company-owned life insurance policies on two of its executives. Proceeds of $14,331,000 were received during the nine months ended March 31, 2024 from the maturity of U.S. Treasury securities and were mostly reinvested to purchase $14,286,000 of similar securities at a $300,000 discount. Cash used by investing activities for the nine months ended March 31, 2023 was almost entirely related to the purchase of $17,334,000 of U.S. Treasury securities at a discount of $450,000. The Company believes that its available cash and its credit facility is sufficient to fund any necessary tooling, leasehold improvement and capital expenditures.

Financing Activities

Cash from the exercise of stock options during the nine months ended March 31, 2024 and 2023 provided the cash from financing activities. An aggregate of 20,000 and 69,000 shares of common stock, respectively, were issued as a result of employee stock option exercises under the Company’s 2012 Omnibus Incentive Plan for those periods.

As of March 31, 2024, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three and nine months ended March 31, 2024 or March 31, 2023 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022, extended the expiration date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit

Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2024 and June 30, 2023, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At March 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the nine months ended March 31, 2024, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - January 31, 2024	—	$—	—	$2,139,753
February 1 - February 29, 2024	—	$—	—	$2,139,753
March 1 - March 31, 2024	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2024.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2024 and 2023 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 10, 2024
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	May 10, 2024
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer