Form 10-K
period 2024-06-30
KOSS CORP
filed 2024-08-30
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 29, 2023, was approximately

$17,035,410 based on the $3.35 per share closing price of the Company’s common stock as reported on the Nasdaq Stock Market on December 29, 2023.

On August 26, 2024, there were 9,299,795 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2024

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; the impact of the ongoing conflict in Eastern Europe and the instability in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; volatility in the price and trading volume of our common stock; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K.

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

Approximately 77% of the Company’s fiscal year 2024 sales were from stereo headphones used for listening to music. The remaining approximately 23% of the Company’s sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as sold to original equipment manufacturers (“OEM”). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the personal listening industry with the first Koss SP/3 stereo headphone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia. As of June 30, 2024, the Company had over 400 trademarks registered in approximately 91 countries around the world and over 160 patents in approximately 25 countries. The Company has trademarks to protect the brand name, Koss, and its logo on its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

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

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones have smoothed throughout the year. Management believes that the Company’s business is not seasonal as evidenced by the fact that the Company’s net sales for the last three years, including the year ended June 30, 2024, were fairly evenly dispersed throughout the year. Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products. Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

WORKING CAPITAL

The Company’s working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry sufficient amounts of inventory to meet the delivery requirements of its customers. On a limited basis, the Company does offer 90-120 day payment terms to certain customers and may, on a rare occasion, extend payment terms to its customers for a special promotion. Based on historical trends, management does not expect these practices to have a material effect on net sales or net income.

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, to communicate via telephone or internet, and to listen to other audio-related media. The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world. Additionally, the Company fills direct-to-consumer (“DTC”) orders on its website. The Company markets its products through many domestic retail outlets and numerous retailers worldwide. The Company also markets products directly to several OEMs for use in their products. In the years ended June 30, 2024 and 2023, the Company’s largest sales concentration was represented by its own DTC offerings via the Amazon portal and were approximately 17% and 20% of net sales in fiscal years 2024 and 2023, respectively. The Company’s products have broad distribution worldwide across many channels including distributors, specialty stores, mass merchants, and electronics stores. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. A material loss or disruption of retailers and/or distributors could result in a loss of product placement and have an adverse effect on the Company’s financial results. The Company’s five largest customers accounted for approximately 46% and 51% of net sales in fiscal years 2024 and 2023, respectively.

COMPETITION

The Company principally focuses on the stereo headphone industry. In the stereo headphone market, the Company competes with all major competitors, many of which are large and diversified and have greater total assets and resources than the Company. The extent to which retailers and consumers view the Company as a pioneer in the creation of the personal listening industry, an innovative vendor of high-quality stereo headphone products, and a provider of excellent after-sales customer service and direct sales, is the extent to which the Company offers a competitive advantage. The Company relies upon its unique sound, quality workmanship, brand identification, engineering skills, and customer service, as well as its intellectual property portfolio, to support its competitive position.

RESEARCH AND DEVELOPMENT

The amount expensed on engineering and research activities relating to the development of new products or the improvement of existing products was $238,086 during fiscal year 2024. These activities were conducted by both Company personnel and outside consultants. There was $288,231 in expenses for research and development activities during fiscal year 2023. The Company expects to incur on-going research and development costs related to its Bluetooth® and traditional wired headphones as it is planning to introduce new product offerings on a regular basis. The increasing costs related to worldwide certification of these technologies by country has increased the costs of regional compliance testing and has impacted the time to market on these wireless items.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal years 2024 and 2023, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition. The increased public awareness and concern regarding climate change has resulted in increased regulations which are rapidly evolving. The Company continues to monitor the evolving regulations, as well as related required disclosures, to ensure that we will be conformant. It is unclear as to whether any emerging and evolving regulations will have a material impact on the Company's results of operations.

EMPLOYEES

As of June 30, 2024, the Company employed 30 non-union employees, 2 of which were part-time employees. The Company also engaged temporary personnel at times during the year ended June 30, 2024.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market. In addition, the governments of the United States and foreign nations may elect to erect trade barriers on exports and/or imports, respectively. The creation of additional barriers would reduce the Company’s net sales and net income. In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products. For further information, see Part II, Item 7, as well as additional description of risks related to our business in foreign markets described in Part I, Item 1A. under “We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.”

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

	2024	2023
United States	$9,795,438	$9,848,521
Sweden	993,043	997,058
Czech Republic	418,004	1,328,476
Ukraine	214,010	(11,955)
Korea, Republic of	185,143	176,581
Georgia	125,920	—
Canada	101,056	209,159
All other countries	432,455	551,811
Net sales	$12,265,069	$13,099,651

As a result of the Russian-Ukraine conflict, the Company suspended all sales to Russia in accordance with Executive Order 14071 issued by President Biden on April 6, 2022. Sales to Ukraine have also been impacted as a result of the humanitarian crisis there due to the ongoing hostilities. In the years ended June 30, 2024 and 2023, there were no sales to Russia, however, Ukraine resumed ordering in fiscal year 2024 and represented approximately 9% of the Company’s export business during the year ended June 30, 2024. The Company is uncertain how the conflict will impact future sales.

OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses contract manufacturing facilities in the People’s Republic of China and Taiwan. A contract employee is based in China to manage supplier quality and to assist with development of new products. Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically. The Company maintains finished goods inventory in its U.S. facility to mitigate this risk. The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months, in which case the Company believes that it could restore production of its top 10 selling models (which represent approximately 45% of the Company’s 2024 net sales) within 18-24 months. Required compliance testing impacts the time it takes to bring a product to market as well as the time necessary to retool a product and re-enter the marketplace. The Company is also at risk if trade restrictions are introduced on its products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

AVAILABLE INFORMATION

The Company’s internet website is https://www.koss.com. The Company makes available free of charge through its internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (the “SEC”). These reports and other information regarding the Company are also available on the SEC’s internet website at https://www.sec.gov. The information on the Company’s website is not part of this or any other report the Company files with or furnishes to the SEC.

 ITEM 1A.    RISK FACTORS

We are subject to various risks that may adversely affect our business, prospects, financial condition, and results of operations, including, but not limited to, those set forth below. These are the risks and uncertainties we believe are most important for you to consider, however, there may be other risks that are currently deemed immaterial or not currently known to us that could materially impact the business. If any of the following risks, or those unidentified develop into actual events, our business may not grow, our stock price may suffer, and we may be unable to stay in business. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Operations and Financial Results

The Company is dependent on the proper functioning of our contract manufacturers, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations.

The Company relies on our third-party supply chain and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to possible future pandemic- related restrictions, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

Many of the Company’s products are sourced from contract manufacturing facilities in the People’s Republic of China and Taiwan. There has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan-based suppliers. Any other adverse changes in the social, political, regulatory or economic conditions in the countries could materially increase the cost of the products we buy from our foreign suppliers or delay shipments of products. There has also been increasing geopolitical tension between China and the United States. Sustained uncertainty about, or worsening of, economic relations and further escalation of trade tensions between the United States and China, or any other country in which the Company conducts business, could result in retaliatory trade restrictions that restrict our ability to source products from China or continue business in such other country. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would also directly affect profits.

Our dependence on foreign suppliers for our products also necessitates ordering products further in advance than we would if manufactured domestically, thus increasing investments in inventory. Delays in receiving and shipping products due to interruptions in its supply chain would pose a risk of lower sales to the Company and the potential for price volatility, negatively impacting profits. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months.

We have experienced and may again in the future experience supplier price increases, supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers, and disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, or force majeure events. Our inability to mitigate any of these disruptions may lead to a material adverse impact on our business, financial condition and results of operations.

The current hostilities in Eastern Europe and the resulting economic sanctions imposed by the government have impacted the global economy. While we have no operations in Russia or Ukraine, we are unable to sell to certain of our customers in Russia as a result of this event. The continuation of the military conflict in Eastern Europe, as well as the tension in the Middle East, could lead to increased supply chain disruptions, inflationary pressures and volatility in global markets that could negatively impact our operations. The economies of Europe have also been impacted by these conflicts as a direct result of disruptions in transportation and the supply of energy, high food prices and tight credit. These factors can have a direct impact on the consumer’s ability to access and purchase the Company’s products.

The Company continuously monitors its supply chain in order to modify business plans as may be necessary. This could include increasing the investment in inventory, being alert to potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight. However, these measures may entail additional costs to the Company and cannot guarantee that the Company will not be adversely affected by supply chain disruptions. Any disruption to any link in the Company’s supply or distribution chain can have a negative impact on results.

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

Consumer electronics are subject to constantly and rapidly changing consumer preferences based on industry trends and performance features, including technological advancement. Our success depends largely on our ability to lead, anticipate, gauge and respond to these changing consumer preferences and trends in a timely manner, while preserving and strengthening the perception and authenticity of our brand. We must continue to develop high performance products that provide better design and performance attributes than the products of our competitors at similar price points. Market acceptance of new designs and products is subject to uncertainty, and we cannot assure you that our efforts will be successful. Market acceptance for new products may also require substantial marketing efforts and expenditures to increase consumer demand, which could constrain our management, financial and operational resources. If new designs and products we introduce do not gain broad market acceptance or demand for our existing products wanes, our sales, brand image, business and financial condition could be adversely affected.

We may not be able to compete effectively, which could cause our net sales and market share to decline.

The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brands, lifestyle companies and consumer electronics giants that also source or produce headphone products. These competitors may have significant competitive advantages, including greater financial, engineering, distribution and marketing resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors often have long-term relationships with many larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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

We depend on, and expect to continue to depend on, sales to several significant distributors and retailers. Some of them may experience financial difficulties because of current or future adverse economic conditions. A retailer or distributor experiencing such difficulties generally will not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral, and sometimes are not able to obtain information regarding their current financial status. Failure of these retailers or distributors to remain current on their obligations to us could result in losses that exceed the reserves we set aside in anticipation of this risk. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. Any loss, cancellation or reduction of purchases by these distributors or retailers may have a material adverse effect on our business.

Direct-to-Consumer sales through the Amazon marketplace account for a significant amount of our net sales and the loss of, or reduced purchases from, this sales channel could have a material adverse effect on our operating results.

Our largest concentration of sales in fiscal year 2024 came from our DTC sales via the Amazon portal and accounted for more than 17% and 20% of our net sales in fiscal years 2024 and 2023, respectively. We do not have long-term contracts to conduct sales through the Amazon portal or for sales to any of our customers, and all of our customers generally purchase from us on a purchase order basis. As a result, Amazon or any other customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain customers, individually or in aggregate, choose to no longer sell our products, slow their rate of purchase of our products or decrease the number of unique products they purchase, our results of operations would be adversely affected.

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

An information systems interruption, cyberattack or breach in security could adversely affect our business.

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

Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more sophisticated and more relentless as technology has evolved, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security. The investor must also recognize the risk that these types of attacks might have on the entire supply and distribution chain for the Company’s product line. In a world that runs on the internet, the Company can only be as strong as its weakest link, whether as a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

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

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The Company continues to experience inflationary cost pressures in our commodities, packaging materials, wages and higher energy and transportation costs, thus potentially impacting our ability to meet customer demand. We attempt to mitigate these increases through pricing strategies, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for our products resulting from a slowdown in consumer spending as disposable income decreases due to rising interest rates, the price of essential items, availability of credit and dwindling savings. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Risks Related to our International Operations

Economic regulation, trade restrictions, and increasing manufacturing costs in China could adversely impact our business and results of operations.

The Company uses contract manufacturing facilities in the People’s Republic of China. Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability. Additionally, government trade policies, including the imposition of tariffs, export restrictions, sanctions or other retaliatory measures, as described above under “The Company is dependent on the proper functioning of our contract manufacturers, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations.,” could limit our ability to source materials and products from China at acceptable prices or at all. We do not currently have arrangements with contract manufacturers in other countries that may be acceptable substitutes. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries and what products may be subject to such actions. To the extent such actions inhibit our transactions with contract manufacturing facilities and suppliers in China, our business may be materially adversely affected.

Geopolitical conflicts including those between Russia and Ukraine, those occurring in the Middle East and other similar conflicts could adversely affect our business, financial condition, and results of operations.

In February 2022, Russian military forces invaded Ukraine, resulting in an ongoing military conflict between the two countries. The length, impact and outcome of the ongoing conflict is highly unpredictable and the conflict has caused, and has expected to continue to cause, global political, economic and social instability, volatility in commodity prices and energy prices, increased cyberattacks and disruptions to the global economy, international trade and global supply chain. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia at that time. Also, as a result of the humanitarian crisis in Ukraine created by the war and the population seeking refuge in other countries, sales to Ukraine were impacted. There have been no sales to Russia during the fiscal years ended June 30, 2024 and 2023, however, sales to Ukraine resumed during the current fiscal year with more expected in the future. Prior to the imposition of the sanctions against Russia, sales to Russia approximated 2% of the Company’s total sales.

On October 7, 2023, Hamas launched attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces responded. In addition, Hezbollah has launched attacks on Northern Israel, to which Israel also responded. The conflict has negatively impacted transportation in the region and the supply of energy. The length and severity of the conflict is unknown at this time and any continuation of the clash may escalate in the future into a greater regional conflict.

We are unable to predict the impact the above conflicts will have on our business, financial condition and results of operations for the future. We continue to actively monitor the conflicts and will report on any adverse effects as necessary as developments occur.

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

•export and import duties;

•war, such as the invasion of Ukraine by Russia, military conflicts in the Middle East or terrorist attack;

•local outbreak of disease or pandemic;

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

The Company receives a material portion of its sales and profits from business in Europe. To the extent that the value of the U.S. dollar increases relative to currencies in those jurisdictions, it increases the cost of the Company’s products in those jurisdictions, which could create negative pressure on the foreign demand for the Company’s products. The Company is paid by its international customers in U.S. dollars. Volatility in the exchange rates between the foreign currencies and the U.S. dollar could result in increased prices, a decrease in the overall demand for the Company’s products or lead customers to purchase lower-priced, lower profit products and, as such, could have an adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to our Stock

Our stock price has been, and may in the future, be subject to significant fluctuations and volatility.

The market price of our stock is subject to price volatility. Additionally, over the years, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to companies’ operating performance. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel, a decline in demand for our products and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares. During the fiscal year ended June 30, 2024, the sales price of our common stock fluctuated between a reported high sales price of $6.95 on May 14, 2024 and a reported low sales price of $2.27 on April 17, 2024. The trading volume in shares of our common stock can also vary widely. For example, during the most recent fiscal year, daily trading volume ranged from a low of 2,000 shares on April 30, 2024 to a high of 19,694,200 on May 14, 2024. Our market capitalization, as implied by various trading prices, can reflect valuations that diverge significantly from those seen prior to volatility and, to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

Michael Koss, our President and Chief Executive Officer, beneficially owned 4,018,410 shares of our common stock as of August 1, 2024, representing 42.5% of shares outstanding on such date, including shares held by a voting trust over which Mr. Koss holds sole voting and dispositive power. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a large stockholder, since such a stockholder can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Michael Koss directs the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

The Company maintains policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and has integrated these processes into the overall risk management processes. The Company has programs in place intended to address and mitigate the cybersecurity risks that could adversely impact customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes and operational delays. These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, education of employees to the risks of external threats, a simplification of infrastructure to minimize servers and migration of business-critical systems, including the Company’s ERP system, to Tier-1 cloud service providers.

Annual vulnerability assessments and penetration testing, as well as periodic web application scanning, is performed by third party service providers as directed by the Company’s Managed Service Provider (“MSP”). The results of these tests are shared with the CFO by the MSP. We have processes in place to evaluate the potential risks from cybersecurity threats associated with our use of third-party service providers that have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring. The Company also recently partnered with a breach protection platform to provide security and phishing training to its employees.

The Company has not been impacted by any previous cybersecurity incidents that would materially affect business operations or financial conditions.

Governance

The Company’s MSP is responsible for identifying and assessing risks on an ongoing basis to ensure that the Company’s policies and procedures are functioning as designed to protect the Company’s information systems from potential cybersecurity threats. Management is provided regular updates on the Company’s cybersecurity programs and material cybersecurity risk and mitigation strategies, along with any necessary enhancements to those programs. Cybersecurity policies and processes are reviewed annually with the Board of Directors, which serves in an oversight role as a whole. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues and would be notified immediately of any cybersecurity incidents.

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

ITEM 3.    LEGAL PROCEEDINGS

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against each of Apple Inc., Bose Corporation, PEAG, LLC d/b/a jLab Audio, Plantronics, Inc. and Polycom, Inc., and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against Apple, Inc. filed in the U.S. District Court in the Western District of Texas on July 22, 2020 was dismissed on July 23, 2022 following resolution of the litigation between parties. The lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed on August 4, 2023 following resolution of the litigation between parties. The remaining lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS. There were 560 record holders of the Company’s common stock as of August 26, 2024. This number does not include individual participants in security position listings. There were no dividends declared during the fiscal years ended June 30, 2024 and 2023.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of Shares
	of Shares	Price Paid	Part of Publicly	Available under
Period (2024)	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1 - April 30, 2024	—	$—	—	$2,139,753
May 1 - May 31, 2024	—	$—	—	$2,139,753
June 1 - June 30, 2024	—	$—	—	$2,139,753

(1)In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2024, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the years ended June 30, 2024 or 2023.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness, and other key financial information of the Company for fiscal years 2024 and 2023. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also the “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Report.

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

Fiscal Year 2024 Summary

•Net sales declined 6.4% to $12,265,069 due predominantly to the timing of inventory replenishment by the Company’s largest European distributor in addition to a slowdown in Direct-to-Consumer (DTC) sales. Export sales fell 24% while domestic sales fell minimally at less than 1%.

•Gross profit as a percentage of sales increased slightly by 0.1 percentage points to 34.1%. The favorable mix of higher margin domestic distributor sales and lower volume of lower margin export sales were offset by the adverse impact of the continued sell-through of inventory brought in at higher freight rates.

•Selling, general and administrative expenses decreased significantly from the prior fiscal year due primarily to legal fees and expenses incurred in support of the Company’s patent defense litigation, coupled with bonus and profit-sharing expense related to the net income from licensing proceeds in the prior year. Excluding the effect of these fees and expenses, selling, general and administrative expenses decreased by approximately 3.7%, mainly attributable to lower payroll expense as a result of personnel attrition.

•No other income was reported for the year ended June 30, 2024, however, $33,000,000 in licensing proceeds received in the first quarter of the prior year was recorded as other income during the year ended June 30, 2023.

•A tax benefit of $73,604 was recorded for the year ended June 30, 2024 as a result of the return-to-provision adjustment identified during the third quarter. Income tax expense of $317,377 was incurred during the previous fiscal year as a direct result of the licensing income earned during the year.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2024	2023
Net sales	$12,265,069	$13,099,651
Net sales (decrease) % from prior year period	(6.4)%	(26.0)%
Gross profit	$4,185,447	$4,457,414
Gross profit as % of net sales	34.1%	34.0%
Selling, general and administrative expenses	$6,057,606	$29,341,634
Selling, general and administrative expenses as % of net sales	49.4%	224.0%
Interest income	$847,644	$520,809
Other income	$—	$33,000,000
(Loss) income before income tax (benefit) provision	$(1,024,515)	$8,636,589
(Loss) income before income tax (benefit) provision as % of net sales	(8.4)%	65.9%
Income tax (benefit) provision	$(73,604)	$317,377
Income tax (benefit) provision as % of (loss) income before income tax (benefit) provision	7.2%	3.7%

2024 Results of Operations Compared with 2023

Net sales for the year ending June 30, 2024 declined by 6.4% to $12,265,069 primarily due to a 24.0% drop in sales to the Company’s export markets as well as a 19.7% decrease in DTC sales.

The downturn in export net sales of $781,499 for the fiscal year 2024 is almost entirely due to a shortfall in sales to the Company’s largest European distributor as they delayed replenishment of their inventory, as well as a 19.6% decline in sales to Asia behind lower sales to an original equipment manufacturer of metal detectors. A revival of orders from the Ukrainian distributor slightly offset the decline.

Domestic sales for the year ended June 30, 2024 decreased by less than 1%, or $53,083, to $9,795,438. DTC sales, which represent nearly 30% of the Company’s total sales, were down almost 20%. We believe this decline is driven by softer discretionary spending as consumers react to higher inflation and other spending commitments. A near 50% increase in sales to E-tailers, a sizable custom headphone order during the current fiscal year and a slight improvement in sales to certain of the Company’s U.S. distributors mostly offset the decline in DTC sales.

Gross profit as a percentage of net sales for the year ended June 30, 2024 was 34.1% versus 34.0% for the prior fiscal year. Gross margins vary by customer, product, and markets and, as a result, any shifts in the mix can impact the overall gross margin. While the mix of higher margin U.S. distributor sales coupled with fewer lower margin export sales was favorable compared to the prior fiscal year, the impact of an increase in the reserve for excess and obsolete inventory and continued sell-off of inventory received at higher freight costs in prior years continued to adversely impact gross margins. The Company was able to maintain fairly consistent freight rates throughout the fiscal year 2024 because of the renewal of their partnership agreement with a dedicated freight forwarder, which provided access to lower freight rates even though market rates increased near the end of the fiscal year. The impact of broader economic factors such as inflation and shifts in consumer behavior could result in overcapacity in the market and rising freight costs. The Company continues to monitor the situation.

Selling, general and administrative expenses for the fiscal year ended June 30, 2024 declined approximately 80% from $29,342,000 to $6,058,000. In addition to the legal fees and expenses of $22,141,000 incurred during the prior fiscal year to support the Company’s patent defense and litigation resolution, a bonus accrual of $334,000 and a profit-sharing payout of $576,000 were recorded in expense as a result of the increased net income for the year ended June 30, 2023. Excluding the effect of these legal fees and related expenses, selling, general and administrative expenses still decreased by approximately $233,000, or 3.1%. The decrease is predominantly driven by a decrease in payroll expense due to personnel departures in the prior fiscal year whose job responsibilities were absorbed internally.

There was no other income reported for the year ended June 30, 2024. Other income for the year ended June 30, 2023 consisted entirely of $33,000,000 in licensing proceeds received in the first quarter of that year.

Interest income of $847,644 was recorded during the year ended June 30, 2024 mainly due to interest earned on the U.S. Treasury investments held during the year in order to earn a return on the Company’s excess cash while maintaining a low risk profile. This compares to $520,809 of interest income earned in the prior fiscal year from these securities.

A net income tax benefit of $73,604 was reported for the year ended June 30, 2024 and included a federal income tax benefit of $81,278 recorded as a result of the return-to-provision (RTP) adjustments recorded in the period identified. The RTP adjustments were identified as part of the preparation and submission of the fiscal year 2023 tax returns during the third quarter. State income tax expense of $7,674, which represented only the required minimum estimated tax payments due, partially offset the benefit. Income tax expense of $317,377 for the year ended June 30, 2023 was comprised of the U.S. federal statutory rate of 21% and the blended state income tax rate of approximately 3.8%, offset by an adjustment to the valuation allowance for deferred tax assets. The utilization of net operating loss carryforwards significantly reduced the taxable income, resulting in federal and state tax provisions of $230,139 and $87,237, respectively. The effective tax rate was 7.2% for the fiscal year ended June 30, 2024 compared to 3.7% for the previous fiscal year.

The Company’s taxable loss for the year ended June 30, 2024 increased the federal tax loss carryforward by $1,270,000, resulting in an expected carryforward of approximately $32,800,000 by the end of the fiscal year. The current fiscal year adjustment to the net operating loss carryforward increased the deferred tax asset to approximately $8,500,000 as of June 30, 2024, and the future realization of this continues to be uncertain. The valuation allowance was increased to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio, as further described in the notes to the financial statements included in this Annual Report on Form 10-K. Part of the litigation related to this enforcement has been dismissed and the Company received non-recurring net proceeds of nearly $11,000,000 in the 2023 fiscal year from the granting of licenses to certain of its patents. If the program continues to be successful with the remaining complaints, the Company may receive additional royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position; however, there is no guarantee of a positive outcome from these efforts, which could ultimately be time consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $2.8 million of cash and cash equivalents, $12.1 million of short-term investments and available credit facilities of $5.0 million on June 30, 2024.

During fiscal year 2024, inflation, increased interest rates and higher energy costs continue to impact consumers’ discretionary spending, and in turn, the Company’s sales volumes. Inflation may impact customer demand for our products resulting from a slowdown in consumers’ willingness to spend as disposable income decreases due to rising prices of essential items, spend through of excess savings from earlier in the pandemic and leading indicators pointing to a softening in the labor market. Inflationary cost increases have resulted in higher costs of commodities, packaging materials, and wages, along with higher energy and transportation costs. These increases have been partially mitigated by pricing actions implemented in the prior fiscal year and the Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

The Company relies on our third-party supply chain, primarily in southern China, and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to pandemic related restrictions, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

The global supply chain remains fragile, even while there is some stabilization and improved predictability. Freight rates continue to rise based on strong U.S. import demand and ongoing challenges shipping through the Red Sea and Suez Canal. The Company rarely uses this route so no material adverse impacts are expected, but the conflict has impacted freight traffic for the Company’s resellers. The Company continues to monitor ongoing tensions in Eastern Europe and the Middle East and the supply chain team will react as necessary should supply chain disruptions occur. This could include increasing the investment in inventory, being alert to potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight.

Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company did receive a sizable order from their Ukrainian distributor in the first quarter of fiscal year 2024 with potential for more orders in the new year. During the years ended June 30, 2024 and 2023, there were no sales to Russia.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2024	2023
Operating activities	$(190,531)	$10,735,649
Investing activities	(198,425)	(17,024,107)
Financing activities	134,975	171,350
Net (decrease) in cash and cash equivalents	$(253,981)	$(6,117,108)

Operating Activities

Cash used in operating activities of the Company during the year ended June 30, 2024 included bonus payouts of $403,000 and funding of $362,000 relating to employee payroll taxes on the gains from the disqualifying dispositions of incentive stock options. Cash outflow was partially offset by tighter inventory buying practices and interest received on investments. During the previous year, cash provided by operating activities of the Company included the licensing proceeds received, partially offset by the payment of related legal fees and expenses and the profit-sharing payout.

Investing Activities

Net cash used by investing activities for year ended June 30, 2024 was related to capital expenditures, including the replacement of a roof section of the building and HVAC upgrades for approximately $330,000 and premiums on company-owned life insurance policies for two of its executives. Proceeds of $14,331,000 were received during the year ended June 30, 2024 from the maturity of U.S. Treasury securities and were mostly reinvested to purchase $14,286,000 of similar securities at a $300,000 discount. In the prior year, cash used for investing activities was almost entirely related to the purchase of $19,334,000 of U.S. Treasury securities at a discount of $474,000, offset slightly by proceeds of $2,022,000 from the maturity of one of the Company’s U.S. Treasury notes. Purchases of equipment and leasehold improvements by the Company of $98,441 and the payment of premiums on Company-owned life insurance policies for two of its executives also contributed to the overall use of cash during the year ended June 30, 2023.

Financing Activities

The cash generated from financing activities in the years ended June 30, 2024 and 2023 was solely driven by stock option exercises. In the fiscal year ended 2024, there were stock option exercises of 65,000 shares generating $134,975 of cash. This compares to the exercise of 87,000 options during the year ended June 30, 2023, which generated cash of $171,350. There were no purchases of common stock in 2024 or 2023 under the stock repurchase program.

As of June 30, 2024 and 2023, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under “Credit Facility").

Short Term Liquidity

The Company anticipates funding its normal recurring trade payables, accrued expenses, ongoing R&D costs, inventory purchases and any potential interest payments, if it utilizes its line of credit facility, through existing working capital, funds provided by operating activities and interest earned on investments. Payment terms for the majority of the Company’s international customers, as well as custom and OEM customers, are cash in advance whereby funds are received before a shipment is even made. The Company believes its existing cash, cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditure, or draw on its credit facilities. Management is focused on increasing sales, especially in the U.S. distributor market, DTC, and the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditure to ensure that it is effectively allocating resources in line with current market conditions.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility as well as letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2024 and 2023, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2024, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No stock repurchases were made under the program during the years ended June 30, 2024 or 2023.

As of June 30, 2024, the amount of common stock subject to repurchase by the Company under the Board of Director’s prior authorization remained $2,139,753 at the discretion of the Chief Executive Officer of the Company. Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have made estimates and we continually evaluate our estimates and judgments, including those related to doubtful accounts, product returns, excess inventories, warranties, impairment of long-lived assets, deferred compensation, income taxes and other contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, taking into consideration certain possible adverse impacts from inflation, the economic sanctions imposed on the international community as a result of the continued conflicts in Eastern Europe and the Middle East, and any changes to the global economic situation as a consequence of future pandemics. Actual results may differ from these estimates.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses. Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance based upon the current expected credit loss impairment model. The Company applies a historical loss rate based upon historic write-offs, adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts if they become aware of specific customer circumstances such as bankruptcy or deterioration in operation results or financial position. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

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

Deferred Compensation

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions that may include compensation, years of service, expected retirement date, discount rates and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Management makes estimates of life expectancy and discount rates using information available from several sources. In addition, management estimates the expected retirement date for the current officer as that impacts the timing for expected future payments. See Note 10 to the Consolidated Financial Statements for additional information on deferred compensation.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2024, were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2024, was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred Compensation

As described in Note 10 to the consolidated financial statements, the Company has a deferred compensation agreement with a current officer as of June 30, 2024 and 2023, which is measured at its estimated net present value. The principal consideration for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

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

Radnor, Pennsylvania

August 30, 2024

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,837,081	$3,091,062
Short term investments	12,104,459	17,064,274
Accounts receivable, less allowance for credit losses of $1,922 and $6,027, respectively	1,208,319	1,379,517
Inventories	4,473,680	6,423,441
Prepaid expenses and other current assets	1,081,437	1,002,514
Interest receivable	170,429	51,150
Income taxes receivable	41,756	86,901
Total current assets	21,917,161	29,098,859

Equipment and leasehold improvements, net	1,223,391	953,903

Other assets:
Long term investments	4,994,327	—
Operating lease right-of-use asset	2,765,445	3,015,887
Cash surrender value of life insurance	6,299,155	6,020,048
Total other assets	14,058,927	9,035,935

Total assets	$37,199,479	$39,088,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329,829	$267,513
Accrued liabilities	402,347	1,342,039
Deferred revenue	289,895	450,312
Operating lease liability	239,688	236,225
Income taxes payable	35,899	87,237
Total current liabilities	1,297,658	2,383,326

Long-term liabilities:
Deferred compensation	2,093,124	1,997,120
Deferred revenue	119,787	113,003
Operating lease liability	2,541,734	2,787,970
Total long-term liabilities	4,754,645	4,898,093

Total liabilities	6,052,303	7,281,419

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,299,795 and 9,234,795, respectively	46,499	46,174
Paid in capital	13,404,477	13,113,993
Retained earnings	17,696,200	18,647,111
Total stockholders' equity	31,147,176	31,807,278

Total liabilities and stockholders' equity	$37,199,479	$39,088,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2024	2023
Net sales	$12,265,069	$13,099,651
Cost of goods sold	8,079,622	8,642,237
Gross profit	4,185,447	4,457,414

Selling, general and administrative expenses	6,057,606	29,341,634

(Loss) from operations	(1,872,159)	(24,884,220)

Other income	—	33,000,000
Interest income	847,644	520,809

(Loss) income before income tax provision (benefit)	(1,024,515)	8,636,589

Income tax (benefit) provision	(73,604)	317,377

Net (loss) income	$(950,911)	$8,319,212

(Loss) income per common share:
Basic	$(0.10)	$0.90
Diluted	$(0.10)	$0.85

Weighted-average number of shares:
Basic	9,251,373	9,192,799
Diluted	9,251,373	9,753,760

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2024	2023
Operating activities:
Net (loss) income	$(950,911)	$8,319,212
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Recovery of) provision for doubtful accounts receivable	(4,105)	4,000
Depreciation of equipment and leasehold improvements	192,272	230,292
Accretion of discount on treasury securities	(379,591)	(226,603)
Noncash operating lease expense	7,669	8,308
Stock-based compensation expense	155,834	289,676
Change in cash surrender value of life insurance	(197,363)	(187,329)
Provision for deferred compensation	96,004	59,891
Loss on disposal of equipment and leasehold improvements	—	2,263
Net changes in operating assets and liabilities:
Accounts receivable	175,303	463,103
Inventories	1,949,761	2,207,921
Prepaid expenses and other current assets	(78,923)	(131,029)
Interest receivable	(119,279)	(51,150)
Income taxes receivable	45,145	(83,816)
Income taxes payable	(51,338)	81,119
Accounts payable	62,316	(528,650)
Accrued liabilities	(939,692)	428,227
Deferred revenue	(153,633)	(149,786)
Net cash (used in) provided by operating activities	(190,531)	10,735,649

Investing activities:
Purchase of equipment and leasehold improvements	(461,760)	(98,441)
Life insurance premiums paid	(81,744)	(87,995)
Proceeds from the maturity of treasury securities	14,331,000	2,022,000
Purchases of treasury securities	(13,985,921)	(18,859,671)
Net cash (used in) investing activities	(198,425)	(17,024,107)

Financing activities:
Proceeds from exercise of stock options	134,975	171,350
Net cash provided by financing activities	134,975	171,350

Net (decrease) in cash and cash equivalents	(253,981)	(6,117,108)
Cash and cash equivalents at beginning of year	3,091,062	9,208,170
Cash and cash equivalents at end of year	$2,837,081	$3,091,062

Supplemental cash flow information:
Cash (refunded) paid for income taxes	$(67,410)	$320,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2022	9,147,795	45,739	12,653,402	10,327,899	23,027,040
Net income	—	—	—	8,319,212	8,319,212
Stock-based compensation expense	—	—	289,676	—	289,676
Exercise of common stock options	87,000	435	170,915	—	171,350
Balance, June 30, 2023	9,234,795	46,174	13,113,993	18,647,111	31,807,278
Net loss	—	—	—	(950,911)	(950,911)
Stock-based compensation expense	—	—	155,834	—	155,834
Exercise of common stock options	65,000	325	134,650	—	134,975
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS — During the second quarter of fiscal year 2024, the Company learned that, due to misinterpretation of the required tax treatment for certain disqualifying dispositions of Incentive Stock Options (ISO), the Company improperly withheld amounts for Social Security and Medicare (“FICA”) taxes on the taxable gains resulting from those dispositions and remitted such amounts to the Internal Revenue Service (“IRS”). Thus, for such disqualifying dispositions of ISOs beginning in fiscal year 2021, certain employees are owed a refund from the Company for the overpayment of the FICA taxes, with a similar refund due to the Company from the IRS for the employer portion of the taxes which were also remitted to the IRS and expensed by the Company. The Company will reimburse the over withheld taxes to the impacted employees and will file amended 941-X forms with the IRS to claim a refund for both the Company overpayment of FICA taxes as well as the amounts refunded to employees. As of June 30, 2024, the over-withheld taxes due to the impacted employees were remitted to the Company’s payroll provider for distribution to the employees. As such, no liability is recorded in accrued liabilities on the Consolidated Balance Sheet as of that date. The refund expected from the IRS as of June 30, 2024 and 2023 is $722,498 and $717,892, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

The following tables present the effect of the revision on the Consolidated Balance Sheet as of June 30, 2023 and the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended June 30, 2023.

	As of June 30, 2023
	As Previously Reported	Revision	As Revised
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$284,622	$717,892	$1,002,514
Total current assets	28,380,967	717,892	29,098,859
Total assets	38,370,805	717,892	39,088,697
Accrued liabilities	970,530	371,509	1,342,039
Total current liabilities	2,011,817	371,509	2,383,326
Total liabilities	6,909,910	371,509	7,281,419
Retained earnings	18,300,728	346,383	18,647,111
Total stockholders' equity	$31,460,895	$346,383	$31,807,278

	Year Ended June 30, 2023
	As Previously Reported	Revision	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expenses	$29,358,466	$(16,832)	$29,341,634
(Loss) from operations	(24,901,052)	16,832	(24,884,220)
Income before income tax provision	8,619,757	16,832	8,636,589
Net income	$8,302,380	$16,832	$8,319,212
Income per common share:
Basic	$0.90		$0.90
Diluted	$0.85		$0.85

	Year Ended June 30, 2023
	As Previously Reported	Revision	As Revised
Consolidated Statement of Cash Flows:
Net income	$8,302,380	$16,832	$8,319,212
Prepaid expenses and other current assets	(96,144)	(34,885)	(131,029)
Accrued liabilities	410,174	18,053	428,227
Net cash provided by operating activities	$10,735,649	$-	$10,735,649

The effect of this revision on the opening balances within the Company's Consolidated Statement of Stockholders' Equity for the years ended June 30, 2023 and 2022 was as follows:

	As Previously Reported	Revision	As Revised
Retained earnings, June 30, 2022	$9,998,348	$329,551	$10,327,899
Total stockholders' equity, June 30, 2022	22,697,489	329,551	23,027,040

Retained earnings, June 30, 2023	18,300,728	346,383	18,647,111
Total stockholders' equity, June 30, 2023	$31,460,895	$346,383	$31,807,278

The Company's Consolidated Statement of Stockholders' Equity for the year ended June 30, 2023 has also been revised to reflect the impacts to net income as presented above.

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

Seller Fees – The Company pays fees to a major online marketplace for use of its services. Referral fees, the commission paid to the online platform to cover the costs associated with promoting, advertising, and facilitating product sales to its customers, are calculated as a percentage of the sales price and are imposed on sales of all products sold through the marketplace. When orders are fulfilled by the online marketplace, the Company is assessed fulfillment fees to cover the cost of fulfillment of the order as well as the assumption of risk of inventory control, damages and returns. The fees assessed are based on a product’s category, price, size and weight and are deducted from the sales price of each product prior to remittance to the Company with revenue reported on a net basis. Revenue from orders obtained through the online marketplace, but fulfilled by the Company direct to the end customer, are reported as gross sales and referral fees are recorded as selling expense in selling, general and administrative expenses. The Company’s related fulfillment costs are recorded in cost of goods sold.

Sales Commissions - The Company has elected the practical expedient of not capitalizing sales commissions.

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing. These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, amounted to $238,086 and $288,231 in 2024 and 2023, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $142,859 in 2024 and $65,374 in 2023. Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the “Code”). Amounts provided for income tax expense (benefit) are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision (benefit) for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating loss carryforwards, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax related carryforwards. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

PATENT COSTS — The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred since no patent legal costs are probable to provide a future economic benefit.

INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE — Income (loss) per common and common stock equivalent share is calculated under the provisions of Topic 260 in the Accounting Standards Codification (“ASC”) which provides for calculation of “basic” and “diluted” income (loss) per share. Basic income (loss) per common and common stock equivalent share includes no dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per common and common stock equivalent share reflects the potential dilution of securities that could share in the earnings (losses) of an entity. See Note 11 for additional information on income (loss) per common and common stock equivalent share.

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

ACCOUNTS RECEIVABLE — Accounts receivable consist of unsecured trade receivables due from customers. An allowance for credit losses is deducted from the cost basis of the receivables and is estimated using the aging method whereby expected credit losses are determined on the basis of how long a receivable has been outstanding as well as historical loss data. The estimates are then adjusted for changes in the risk characteristics of the Company’s customer base, changes in credit practices, current conditions, and reasonable and supportable future forecasts that would impact the collectability of the receivables. This model replaced the incurred loss model used in previous years.

An adjustment of $4,105 was made during the year ended June 30, 2024 to record the appropriate allowance per the new methodology and no write-offs were necessary and there were no recoveries on prior losses. As such, the impact of the change on the Company’s financial statements was not significant.

INVESTMENTS — Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discount to maturity. Such amortization or accretion is included in interest income, along with other interest on cash and cash equivalents. Accrued interest receivable on held-to-maturity debt securities is shown separately on the Consolidated Balance Sheets and is not included in any estimate for credit losses. No allowance for credit losses on held-to-maturity U.S. Treasury securities is recorded as these securities have the following characteristics that support a zero-loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses. See Note 4 for additional information on investments.

INVENTORIES — As of June 30, 2024 and 2023, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Major expenditures for leasehold improvements and equipment and significant renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations. See Note 6 for additional information on equipment and leasehold improvements.

LEASES — The Company determines if a contract is a lease at the date of inception. The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease agreement provides the Company the right to substantially all of the economic benefits and direct the use of the building, thus is considered a lease. The agreement does not convey ownership of the building to the lessee at the end of the lease term, does not contain an option to purchase the underlying asset at the end of the lease term and the lease term is not for a major part of the remaining economic life of the underlying asset so is accounted for as an operating lease.

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

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements. Increases in cash surrender value, net of annual premiums paid, and the proceeds from company-owned life insurance policies are included in selling, general and administrative expenses and other income, respectively, in the Consolidated Statements of Operations.

DEFERRED COMPENSATION —At June 30, 2024 and 2023, the Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 10 for additional information on deferred compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants at the measurement date. A three-tier hierarchy prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. The asset's or liability's fair value measurement within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2024 or 2023.

LEGAL COSTS — All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except contingent legal fees as described below. Proceeds from the settlement of legal disputes are recorded in other income when the amounts are determinable, and the collection is certain. License proceeds are considered functional and as such are recorded at a point in time, based on the underlying agreement. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time. In the year ended June 30, 2023, the Company incurred legal fees and expenses of approximately $22,141,000 related to licensing proceeds received in the same year. Changes to the contingent legal fee expenses would have a material impact on the results of operations.

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation - Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company recognizes forfeitures as they occur.

OTHER INCOME — The Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio, by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has granted license agreements related to certain patents allowing the Company to recover certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio. In the year ended June 30, 2023, the Company received licensing proceeds of $33,000,000, which was recorded as other income. No other income was received in the year ended June 30, 2024.

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

2.    NEW ACCOUNTING STANDARD

New Accounting Standards Adopted as of July 1, 2023

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach for all financial assets measured at amortized cost, including trade receivables and held-to-maturity debt securities. The main goal of this ASU is to require businesses to adjust their allowance for lifetime expected credit losses rather than incurred losses. It is believed that the change will result in more timely recognition of such losses. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses.

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

The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements. Results for reporting periods beginning after July 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (Incurred Loss).

Recently Issued Accounting Standard

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid and requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments. The new guidance will be effective for annual periods beginning after December 15, 2024, or the Company’s fiscal year ending June 30, 2026. Management is currently assessing the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

3.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2024	2023
United States	$9,795,438	$9,848,521
Export	2,469,631	3,251,130
Net Sales	$12,265,069	$13,099,651

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $308,851 and $338,529 in the years ended June 30, 2024 and 2023, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $713,101 as of June 30, 2022. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of June 30, 2024 and 2023, respectively:

	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,098,786	$—	$56,278	$17,042,508
Total	$17,098,786	$—	$56,278	$17,042,508

TTh

	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,064,274	$—	$93,740	$16,970,534
Total	$17,064,274	$—	$93,740	$16,970,534

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of June 30, 2024 and 2023, respectively:

	Amortized Cost Basis	Fair Value
Due within one year	$12,104,459	$12,075,702
Due after one year through five years	4,994,327	4,966,806
Total	$17,098,786	$17,042,508

	Amortized Cost Basis	Fair Value
Due within one year	$17,064,274	$16,970,534
Total	$17,064,274	$16,970,534

5.    INVENTORIES

The components of inventories at June 30, 2024 and 2023 were as follows:

	2024	2023
Raw materials	$1,973,531	$2,071,360
Finished goods	4,357,621	6,178,186
Inventories, gross	6,331,152	8,249,546
Reserve for obsolete inventory	(1,857,472)	(1,826,105)
Inventories, net	$4,473,680	$6,423,441

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2024 and 2023 are summarized as follows:

	Estimated useful lives (in years)	2024	2023
Machinery and equipment	5 - 10	$619,064	$619,064
Furniture and office equipment	5 - 10	337,419	337,419
Tooling	5	3,765,766	4,506,044
Computer & technology equipment	3 - 5	197,073	197,072
Leasehold improvements	3 - 11	3,171,070	2,864,335
Assets in progress	N/A	359,990	256,038
		8,450,382	8,779,972
Less: accumulated depreciation and amortization		7,226,991	7,826,069
Equipment and leasehold improvements, net		$1,223,391	$953,903

During the year ended June 30, 2024 and 2023, depreciation expense was $192,272 and $230,292, respectively.

7.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets. The income tax (benefit) provision in 2024 and 2023 consisted of the following:

Years Ended June 30,	2024	2023
Current:
Federal	$(81,278)	$230,139
State	7,674	87,238
Deferred	—	—
Total income tax (benefit) provision	$(73,604)	$317,377

The 2024 and 2023 tax results in an effective rate different than the federal statutory rate because of the following:

Years Ended June 30,	2024	2023
Federal income tax (benefit) liability at statutory rate	$(214,457)	$1,803,000
State income tax liability, net of federal income tax effect	(41,386)	323,565
Utilization of net operating loss carryforwards	—	(1,720,747)
Increase (decrease) in valuation allowance	270,679	(44,841)
Stock option (deduction)	(243)	(24,218)
All other permanent items	(45,299)	(41,701)
R&D credit	(25,459)	(19,340)
Return-to-provision	(81,738)	(54,414)
Deferred adjustment related to payroll tax withholding on disqualifying disposition of incentive stock options	110,906	—
State tax rate change	(55,248)	83,094
Uncertain tax position	2,593	25,269
Other	6,048	(12,290)
Total income tax (benefit) provision	$(73,604)	$317,377

During the year ended June 30, 2024, a federal tax benefit of $81,278 was recorded as a result of the return-to-provision (RTP) adjustments recorded in the period identified. The adjustments were identified when the prior year tax returns were filed in the third quarter of fiscal year 2024. State income tax expense of $7,674, which represented only the required minimum estimated state tax payments due, offset the federal tax benefit for a total income tax benefit of $73,604. For the year ended June 30, 2023, as a result of additional income generated by licensing fees, partially offset by related legal fees and expenses, taxable income for the period was generated. For NOLs arising in tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (“TCJA”) limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 is limited to 80 percent of the resulting taxable income whereas NOL carryforwards from fiscal 2017 and 2018 could be utilized to offset taxable income at 100 percent. The utilization of net operating loss carryforwards significantly reduced the taxable income for the year ended June 30, 2023, resulting in federal and state tax provisions of $230,139 and $87,238, respectively.

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2024 and 2023 include:

	2024	2023
Deferred income tax assets:
Deferred compensation	$523,785	$491,608
Stock-based compensation	76,532	117,607
Accrued expenses and reserves	501,736	571,719
Deferred revenue	102,519	138,665
Federal and state net operating loss carryforwards	8,508,548	8,216,671
IRC Section 174 research and development costs	116,204	63,855
Credit carryforwards	184,406	169,552
Equipment and leasehold improvements	159,648	136,294
Operating lease liability	696,026	744,431
Valuation allowance	(10,176,697)	(9,906,018)
Total deferred income tax assets	692,707	744,384

Deferred income tax liabilities:
Operating right-of-use asset	(692,028)	(742,386)
Other	(679)	(1,998)
Total deferred income tax liabilities	(692,707)	(744,384)
Net deferred income tax assets	$—	$—

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $32,778,000 which can be carried forward indefinitely and state net operating loss carryforwards totaling approximately $11,242,000 in Wisconsin, which expire in tax years 2029 through 2043, and approximately $15,910,000 in other states. Given a taxable net loss for fiscal year 2024, it is expected that $1,270,000 will be added to the Company’s federal net operating loss carryforwards. The Company's remaining tax loss carryforward as of June 30, 2024 is expected to be approximately $32,778,000 and given recurring taxable losses with the exception of fiscal year 2023 whereby taxable income was generated mainly as a result of non-recurring license proceeds, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance. For the year ended June 30, 2023, the Company utilized federal net operating loss carryforwards of approximately $6,944,000 to offset taxable income. At the state level, net operating loss carryforwards of $4,381,000 in Wisconsin and all other states combined were utilized.

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

The following are the changes in the valuation allowance:
	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Years Ended June 30,	of year	allowance	end of year
2024	$(9,906,018)	$(270,679)	$(10,176,697)
2023	$(11,671,606)	$1,765,588	$(9,906,018)

Generally accepted accounting principles in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Due to the non-recurring license proceeds, the Company had positive taxable income for the fiscal year ending June 30, 2023 and was able to use all their federal R&D tax credits, including carryovers, of $132,466. The claim for research and development (R&D) tax credits continues to be a highly scrutinized area by the Internal Revenue Service and, while the Company is confident in its credit claim, it cannot anticipate the impact that future guidance could have on current claims. Due to the costs of defense, the Company may also decide to settle for less than the full amount of the credits used on the returns. As a result, the Company believes that it is more likely than not that upon audit, the realization of the credits used would be 80% and accordingly recorded a liability of approximately $28,000 and $25,000 as a reserve for an uncertain tax position (“UTP”) related to the R&D credits taken at June 30, 2024 and 2023, respectively. The UTP increased during 2024 due to a change in the final credit amount utilized with the fiscal year 2023 tax return.

The reserve for UTP was recorded in income taxes payable on the Consolidated Balance Sheets. There were no other matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2024 and 2023.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes. No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2024 or 2023. The Company records interest related to unrecognized tax benefits, when applicable, in interest expense.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company’s federal tax returns and state income tax returns are open for the standard statutory period.

8.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022, extends the maturity date to October 31, 2024. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers, and liquidations, among other restrictions. As of June 30, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of June 30, 2024 and 2023, there were no outstanding borrowings on the facility and there was no interest expense recognized during the years then ended.

9.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2024, and 2023 were as follows:

	2024	2023
Cooperative advertising and promotion allowances	$86,935	$77,181
Customer credit balances	33,453	281,780
Employee benefits	72,240	76,323
Legal and professional fees	80,200	85,500
Bonus and profit-sharing	52,563	369,529
Sales commissions	44,045	46,857
Amounts owed to employees for overpayment of payroll taxes on disqualifying dispositions of incentive stock options	—	371,509
Other	32,911	33,360
Total accrued liabilities	$402,347	$1,342,039

10.    DEFERRED COMPENSATION

As of June 30, 2024 and 2023, the Company has a deferred compensation agreement with a current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's non-current deferred compensation obligation is recorded as deferred compensation in the Consolidated Balance Sheets.

The deferred compensation liability of $2,093,142, and $1,997,120 recorded at June 30, 2024 and June 30, 2023, respectively, relates to a supplemental retirement plan for a current officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. Deferred compensation expense of $96,004 and $59,891 was recognized under this arrangement during the years ended June 30, 2024 and 2023, respectively, to record the liability at net present value of the future expected payments. The net present value was calculated using a discount factor of 5.55% and 5.21% at June 30, 2024 and 2023, respectively. The life expectancies used in the calculation of net present value were 18.10 and 18.90 years for fiscal years ended June 30, 2024 and 2023, respectively. The increase in the deferred compensation expense recorded in the year ended June 30, 2024 compared to the prior year was due mainly to the annual increase in the future payments under the arrangement, offset partially by the increase in the discount factor. The current officer's retirement date is estimated to be October 2029.

11.    INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Years Ended June 30,
	2024	2023
Numerator
Net (loss) income	$(950,911)	$8,319,212

Denominator
Weighted average shares, basic	9,251,373	9,192,799
Dilutive effect of stock compensation awards (1)	—	560,961
Diluted shares	9,251,373	9,753,760

Net (loss) income attributable to common shareholders per share:
Basic	$(0.10)	$0.90
Diluted	$(0.10)	$0.85

(1) Excludes 717,024 weighted average stock options during the year ended June 30, 2024 as the impact of such awards was anti-dilutive. No stock options were anti-dilutive for the year ended June 30, 2023.

12.    STOCK OPTIONS

In July 2023, pursuant to the recommendation of the Board of Directors, the shareholders approved the creation of the Koss Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Concurrently with the adoption of the new plan, the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) was terminated.

The Compensation Committee of the Board of Directors administers the 2023 Plan and provides for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. 2,000,000 shares of common stock were authorized for issuance under the 2023 Plan, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company’s Board of Directors will determine the terms and conditions under which an option will become exercisable but expects that stock options granted under the 2023 Plan will vest over a three-to-five-year period from the date of grant. An option will expire no more than ten years from its grant date, with the exception of incentive stock options held by a 10% stockholder, which will expire no more than five years from the grant date. As with the 2012 Plan, pursuant to the 2023 Plan, new shares will be issued upon exercise of stock options. As of June 30, 2024, no new stock-based awards have been granted under the 2023 Plan.

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

As of June 30, 2024, there was $39,371 of total unrecognized compensation cost related to stock options granted under the 2012 Plan. This cost is expected to be recognized over a weighted average period of 0.88 years. The Company recognized stock-based compensation expense of $155,834 and $289,676 in 2024 and 2023, respectively. These expenses were included in selling, general and administrative expenses.

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2022	1,058,911	$1.73 - $2.92	$2.18	3.72	$5,055,797
Granted	—	$—	$—
Exercised	(87,000)	$1.73 - $2.65	$1.97
Expired	—	$—	$—
Forfeited	(51,000)	$1.73 - $2.65	$1.92
Shares under option at June 30, 2023	920,911	$1.73 - $2.92	$2.21	2.21	$1,373,117
Granted	—	$—	$—
Exercised	(65,000)	$1.73 - $2.65	$2.08
Expired	(200,000)	$$2.92	$2.92
Forfeited	—	$—	$—
Shares under option at June 30, 2024	655,911	$1.73 - $2.65	$2.01	1.65	$1,602,600
Exercisable as of June 30, 2023	532,245	$1.73 - $2.92	$2.38	1.30	$700,947
Exercisable as of June 30, 2024	501,911	$1.73 - $2.65	$2.05	1.19	$1,202,985

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Total intrinsic value of stock options exercised	$179,865	$371,714
Cash received from stock option exercises	$134,975	$171,350
Total fair value of stock options vested	$278,208	$448,476
Total recognized tax benefit	$37,073	$77,328

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2022	794,334	$1.22
Granted	—	—
Vested	(354,668)	1.26
Forfeited	(51,000)	1.34
Non-vested as of June 30, 2023	388,666	1.17
Granted	—	—
Vested	(234,666)	1.19
Forfeited	—	—
Non-vested as of June 30, 2024	154,000	$1.14

13.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2024, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2024 or 2023.

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2024	2023
Operating lease cost	$387,669	$387,669
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	9	10
Weighted-average discount rate	5.25%	5.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2024 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2025	$380,000
2026	380,000
2027	380,000
2028	380,000
2029	397,000
Thereafter	1,588,000
Total lease payments	3,505,000
Present value adjustment	(723,578)
Total lease liabilities	$2,781,422

15.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease is described more fully in Note 14.

During the year ended June 30, 2024, the Company made no charitable contribution to the Koss Foundation (the “Foundation”), a 501(c)(3) charitable organization for which Michael J. Koss and John C. Koss Jr., executive officers of the Company, serve as officers. Neither officer receives fees or compensation from the Foundation for holding these positions. There were $75,000 of charitable contributions made to the Foundation during the year ended June 30, 2023.

16.    EMPLOYEE BENEFIT PLANS

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the years ended June 30, 2024 or 2023, respectively.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the

Board of Directors. For fiscal years 2024 and 2023, the matching contribution was 25% of employee contributions to the plan. Vesting of Company contributions occurs immediately. Company contributions were $80,831 and $92,986 during 2024 and 2023, respectively.

17.    CONCENTRATIONS

In the years ended June 30, 2024 and 2023, the Company’s largest concentration of sales came from DTC through the Amazon portal and were approximately 17% and 20% of net sales in fiscal year 2024 and 2023, respectively. The five largest customers of the Company accounted for approximately 46% of net sales in fiscal year 2024 and 51% in fiscal year 2023.

The three customers with individual accounts receivable balances greater than 10% as of June 30, 2024 were Ingram Micro, Amazon Vendor Central and The Computer Supply People. As of June 30, 2024 and 2023, accounts receivable from Ingram Micro represented 18% and 14% of total trade accounts receivable, respectively, and Amazon Vendor Central accounts receivable represented approximately 15% and 13%, respectively. The Computer Supply People accounts receivable as of June 30, 2024 and 2023 was approximately 12% and less than 10%, respectively, while there was no accounts receivable from Eurostar as of the end of the current fiscal year, the accounts receivable as of June 30, 2023 was 24% of total trade accounts receivable. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 5% and 24% of the Company's trade accounts receivable at June 30, 2024 and 2023, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan. The majority of the contract manufacturing is done by two vendors with one vendor representing approximately 65% and 59% of the manufacturing costs in fiscal years 2024 and 2023, respectively. The Company has a long-term relationship with this vendor. However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

18.    LEGAL MATTERS

As of June 30, 2024, the Company is involved in the following matters described below:

•As previously reported, the Company has launched a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has continued to enforce its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its Consolidated Financial Statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position. During the year ended June 30, 2023, in connection with its intellectual property enforcement program, the Company granted a license covering certain of its patents and recognized gross proceeds of $33,000,000, which were recorded as other income, offset by legal fees and related expenses of approximately $22,141,000 which were recorded as selling, general and administrative expenses. Also, on August 4, 2023, the Company’s lawsuit against Plantronics, Inc. and Polycom, Inc. was dismissed following resolution of the litigation between the parties and had no impact on the Company’s Consolidated Financial Statements.

•The Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's Consolidated Financial Statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount in accrued liabilities as of June 30, 2024 and 2023.

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
9.1

Restated Koss Voting Trust Agreement by and among Michael J. Koss (the Voting Trustee) and John C. Koss, Jr. and Michael J. Koss, as co-Trustees of the John C. Koss, Sr. Revocable Trust, the Nancy Koss 2012 Trust, the Koss Family Trust and Michael J. Koss as President of K.F.T. Corporation**

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

10.8	General Business Security Agreement dated May 14, 2019, between Koss Corporation and Town Bank Filed as Exhibit 10.2 to the Company’s Form 8-K on May 16, 2019 and incorporated by reference herein.
10.9	Koss Corporation 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix B to Koss Corporation's Definitive Proxy Statement on Schedule 14A filed on August 27, 2012). *
10.10	Koss Corporation 2023 Equity Incentive Plan. Filed as Exhibit 10.1 to Koss Corporation’s Current Report on Form 8-K filed on October 23, 2023 and incorporated herein by reference. *
10.11

Koss Corporation 2023 Equity Incentive Plan Notice of Grant of Stock Option Award. Filed as Exhibit 10.2 to Koss Corporation's Quarterly Report on 10-Q filed February 2, 2024 and incorporated herein by reference. *

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.
21.1	Subsidiaries of Koss Corporation. Filed as Exhibit 21.1 to the Company’s Annual report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
23.1	Consent of Wipfli LLP. **
31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **
31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **
32.1	Section 1350 Certification of Chief Executive Officer. ***
32.2	Section 1350 Certification of Chief Financial Officer. ***
97	Koss Corporation Incentive-Based Compensation Clawback Policy**
101

The following financial information from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended June 30, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023 and (v) the Notes to the Consolidated Financial Statements.

104

The cover page from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on August 30, 2024, formatted in XBRL Cover Page Interactive Data File **

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 30, 2024
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ Kim M. Schulte	August 30, 2024
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 30, 2024.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ William J. Sweasy
Steven A. Leveen, Director	William J. Sweasy, Director

/s/ Lenore E. Lillie
Lenore E. Lillie, Director