Form 10-Q
period 2024-09-30
KOSS CORP
filed 2024-11-01
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2024

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

At October 28, 2024, there were 9,350,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2024

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,750,732	$2,837,081
Short term investments	9,142,324	12,104,459
Accounts receivable, less allowance for credit losses of $1,922 at September 30, 2024 and June 30, 2024	1,388,610	1,208,319
Inventories	4,735,110	4,473,680
Prepaid expenses and other current assets	1,161,533	1,081,437
Interest receivable	114,615	170,429
Income taxes receivable	44,285	41,756
Total current assets	19,337,209	21,917,161

Equipment and leasehold improvements, net	1,527,451	1,223,391

Other assets:
Long term investments	7,997,286	4,994,327
Operating lease right-of-use asset	2,704,778	2,765,445
Cash surrender value of life insurance	6,535,023	6,299,155
Total other assets	17,237,087	14,058,927

Total assets	$38,101,747	$37,199,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$731,694	$329,829
Accrued liabilities	1,113,106	462,858
Deferred revenue	249,032	229,384
Operating lease liability	242,848	239,688
Income taxes payable	28,225	35,899
Total current liabilities	2,364,905	1,297,658

Long-term liabilities:
Deferred compensation	2,290,498	2,093,124
Deferred revenue	119,745	119,787
Operating lease liability	2,479,824	2,541,734
Total long-term liabilities	4,890,067	4,754,645

Total liabilities	7,254,972	6,052,303

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,350,795 at September 30, 2024 and 9,299,795 at June 30, 2024, respectively	46,754	46,499
Paid in capital	13,523,356	13,404,477
Retained earnings	17,276,665	17,696,200
Total stockholders' equity	30,846,775	31,147,176

Total liabilities and stockholders' equity	$38,101,747	$37,199,479

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2024	2023
Net sales	$3,201,868	$3,373,938
Cost of goods sold	2,028,942	2,306,248
Gross profit	1,172,926	1,067,690

Selling, general and administrative expenses	1,810,059	1,536,279

Loss from operations	(637,133)	(468,589)

Interest income	220,358	212,859

Loss before income tax provision	(416,775)	(255,730)

Income tax provision	2,760	1,879

Net loss	$(419,535)	$(257,609)

Loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted-average number of shares:
Basic	9,310,002	9,234,795
Diluted	9,310,002	9,234,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2024	2023
Operating activities:
Net loss	$(419,535)	$(257,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of credit losses	—	(4,105)
Depreciation of equipment and leasehold improvements	53,133	45,614
Accretion of discount on treasury securities	(75,821)	(120,305)
Noncash operating lease expense	1,917	1,917
Stock-based compensation expense	14,264	46,792
Change in cash surrender value of life insurance	(165,291)	(149,057)
Provision (benefit) for deferred compensation	197,374	(59,935)
Net changes in operating assets and liabilities:
Accounts receivable	(180,291)	52,498
Inventories	(261,430)	644,569
Prepaid expenses and other current assets	(80,096)	(178,041)
Interest receivable	55,814	(5,243)
Income taxes receivable	(2,529)	(40,462)
Income taxes payable	(7,674)	(85,358)
Accounts payable	401,865	(38,968)
Accrued liabilities	650,248	(542,689)
Deferred revenue	19,606	(22,865)
Net cash provided by (used in) operating activities	201,554	(713,247)

Investing activities:
Purchase of equipment and leasehold improvements	(357,193)	(312,718)
Life insurance premiums paid	(70,577)	(81,744)
Proceeds from the maturity of treasury securities	5,034,000	2,000,000
Purchases of treasury securities	(4,999,003)	(1,999,074)
Net cash used in investing activities	(392,773)	(393,536)

Financing activities:
Proceeds from exercise of stock options	104,870	—
Net cash provided by financing activities	104,870	—

Net (decrease) in cash and cash equivalents	(86,349)	(1,106,783)
Cash and cash equivalents at beginning of period	2,837,081	3,091,062
Cash and cash equivalents at end of period	$2,750,732	$1,984,279

Supplemental cash flow information:
Cash paid for income taxes	$12,963	$127,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176
Net loss	—	—	—	(419,535)	(419,535)
Stock-based compensation expense	—	—	14,264	—	14,264
Stock option exercises	51,000	255	104,615	—	104,870
Balance, September 30, 2024	9,350,795	$46,754	$13,523,356	$17,276,665	$30,846,775

	Three Months Ended September 30, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,647,111	$31,807,278
Net loss	—	—	—	(257,609)	(257,609)
Stock-based compensation expense	—	—	46,792	—	46,792
Balance, September 30, 2023	9,234,795	$46,174	$13,160,785	$18,389,502	$31,596,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2024 and 2023, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for credit losses, reserves for excess and obsolete inventories, long-lived and right-of-use assets, income tax valuation allowance, stock-based compensation and deferred compensation. Actual results could differ from the Company's estimates.

During the quarter ended September 30, 2024, the Company reclassified certain amounts on its June 30, 2024 balance sheet to enhance clarity and consistency in financial statement reporting. Specifically, short-term deferred revenue liabilities related to estimated volume incentive rebates and sales returns were reclassified to accrued liabilities to reflect that revenue was already recognized on the sales related to these liabilities. To conform with current period presentation, the Company reclassified $60,511 to accrued liabilities at June 30, 2024. This reclassification does not affect the total assets, total liabilities, or equity of the Company.

B)    INVESTMENTS

Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization or accretion is included in interest income, along with other interest on cash and cash equivalents. No allowance for credit losses on held-to-maturity U.S. Treasury securities is recorded as these securities have the following characteristics that support a zero-loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses. See Note 2 for additional information on investments.

C)    FAIR VALUE MEASUREMENTS

Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments. The Company’s U.S. treasury debt securities are recorded at amortized cost with fair value disclosure. They have a readily available market price (Level 1 input), thus a lesser degree of judgment needs to be used in measuring fair value, and fair value was determined by quoted market prices. The fair value is based upon quoted market prices and is disclosed in Note 2.

D)    INCOME TAXES

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

During the quarter ended September 30, 2024, a state income tax provision of $2,760 was recorded for the required minimum state tax payments plus estimated tax due on the negligible net taxable income after state net operating loss (NOL) deductions. A provision of $1,879 was recorded for the quarter ended September 30, 2023 for minimum required tax payments only as there was no taxable income after application of available NOLs. No federal income tax provisions were booked for either of those periods given the availability of federal net operating loss carryforwards to offset taxable income. For NOLs arising in tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (“TCJA”) limits the NOL deduction to 80 percent of taxable income. The future utilization of all federal NOLs available to the Company is limited to 80 percent of the resulting taxable income.

The effective tax rate was less than 1% for each of the three months ended September 30, 2024 and 2023. It is anticipated that the effective rate in the current year and future years will continue to be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2024. The Company's anticipated use of $14,425 of NOLs to mostly offset the taxable income generated during the first three months of fiscal year 2025 decreased the tax loss carryforward as of September 30, 2024 to approximately $32,800,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

E) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at September 30, 2024 and June 30, 2024 is $2,290,498 and $2,093,124, respectively. The increase in the deferred compensation liability for the current officer, and thus the compensation expense recorded during the three months ended September 30, 2024, was due mainly to the annual increase in the future payments earned under the arrangement due to an additional year of service completed. Compensation expense recorded under this arrangement was $197,374 for the three months ended September 30, 2024 compared to compensation income of $59,935 for the three months ended September 30, 2023.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,139,610	$119,626	$—	$17,259,236
Total	$17,139,610	$119,626	$—	$17,259,236

	June 30, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,098,786	$—	$56,278	$17,042,508
Total	$17,098,786	$—	$56,278	$17,042,508

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Amortized Cost Basis	Fair value
Due within one year	$9,142,324	$9,164,943
Due after one year through five years	7,997,286	8,094,293
Total	$17,139,610	$17,259,236

	June 30, 2024
	Amortized Cost Basis	Fair value
Due within one year	$12,104,459	$12,075,702
Due after one year through five years	4,994,327	4,966,806
Total	$17,098,786	$17,042,508

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2024	June 30, 2024
Raw materials	$2,035,285	$1,973,531
Finished goods	4,658,042	4,357,621
Inventories, gross	6,693,327	6,331,152
Reserve for obsolete inventory	(1,958,217)	(1,857,472)
Inventories, net	$4,735,110	$4,473,680

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022 extended the maturity date to October 31, 2024. A Fourth Amendment to the Credit Agreement effective October 30, 2024, extends the maturity date to October 31, 2026, and removes one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2024 and June 30, 2024, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2024	2023
United States	$2,167,364	$2,603,158
Export	1,034,504	770,780
Net Sales	$3,201,868	$3,373,938

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the three months ended September 30, 2024 and 2023, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $77,103 and $107,205, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

6. (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic loss per common share is computed based on the weighted-average number of common shares outstanding. Diluted loss per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Three Months Ended September 30,
	2024	2023
Numerator
Net loss	$(419,535)	$(257,609)

Denominator
Weighted average shares, basic	9,310,002	9,234,795
Dilutive effect of stock compensation awards (1)	—	—
Diluted shares	9,310,002	9,234,795

Net loss attributable to common shareholders per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

(1) Excludes 477,043 and 773,085 weighted average stock options during the three months ended September 30, 2024 and 2023, respectively, as the impact of such awards was anti-dilutive.

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

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2024, the Company’s top three accounts receivable customers represented approximately 24%, 22% and 15% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2024, represented approximately 18%, 15% and 12% of trade accounts receivable.

9.    LEGAL MATTERS

As of September 30, 2024, the Company is involved in the matters described below:

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

•In early fiscal 2020, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of September 30, 2024 and June 30, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation and assumptions relating to the foregoing.  In addition, when used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may,” “will,” “shall,” “should,” “could,” “would,” “forecasts,” “predicts,” “potential,” “continue”, “seeks”, “goal”, “projects” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; the impact of the ongoing conflict in Eastern Europe and the instability in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and subsequently filed Quarterly Reports on Form 10-Q.

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

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements our management’s discussion and analysis for the year ended June 30, 2024 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2024, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30
Financial Performance Summary	2024	2023
Net sales	$3,201,868	$3,373,938
Net sales (decrease) increase % from prior year period	(5.1)%	0.3%
Gross profit	$1,172,926	$1,067,690
Gross profit as % of net sales	36.6%	31.6%
Selling, general and administrative expenses	$1,810,059	$1,536,279
Selling, general and administrative expenses as % of net sales	56.5%	45.5%
Interest income	$220,358	$212,859
Loss before income tax provision	$(416,775)	$(255,730)
Loss before income tax provision as % of net sales	(13.0)%	(7.6)%
Income tax provision	$2,760	$1,879
Income tax provision as % of loss before income tax provision	(0.7)%	(0.7)%

Fiscal 2025 Period Results Compared with Fiscal 2024 Period

(comments refer to the three-month periods ended September 30 unless otherwise noted)

Net sales for the three months ended September 30, 2024 were $3,201,868, down $172,070, or 5.1%, from $3,373,938 for the same three-month period in the prior year. A sizable custom order in the prior year’s first quarter did not repeat, causing a decline in the current quarter. Coupled with that, was an approximately 20% decline in sales to our U.S. distributors. Improved sales to our European markets and a near 18% increase in direct-to-consumer (“DTC”) sales did help to partially offset the decline.

In the domestic markets, net sales were down $435,794, or 16.7%, from $2,603,158 for the three months ended September 30, 2023 to $2,167,364 for the three months ended September 30, 2024. The decrease was driven by a non-recurring custom order from the prior year, a shortfall in U.S. distributor sales due to a missed shipment and timing of new orders. Sales to the Education and Music markets also dropped by 55% versus the prior year, contributing to the overall decline. The increase in DTC sales in the first quarter of fiscal year 2025 compared to the prior year moderately offset some of the domestic sales reduction.

Sales to the export markets were a highlight for the quarter as the Company’s two largest European distributors placed significant orders for a newly released product, resulting in an 86% increase over the sales to them in the first quarter of the prior year. Sales to a Georgian distributor were also up 100% versus the prior year and a Canadian retail account returned with a respectable new order after discontinuing the Company’s product line. As an offset to this favorability, the Ukrainian distributor has not yet reordered, thus resulting in a gap compared to the approximately $214,000 order received in the first quarter of fiscal year 2024.

Gross margins as a percentage of net sales of 36.6% for the three months ended September 30, 2024 was a 500-basis points improvement compared to 31.6% for the three months ended September 30, 2023. A favorable sales mix, made up of a higher percentage of higher margin DTC sales plus the sales of the newly released product to our European distributors, was only slightly offset by a lower percentage of higher margin U.S. distribution sales. Also contributing to the increased margin performance was the freight expense offset related to the capitalization of freight costs into inventory for the stock purchased to ensure appropriate levels for the new product launches. An increase to the excess and obsolete inventory reserve driven by inventory on some items in excess of two years’ sales had an adverse impact on the gross margins for the first quarter of fiscal year 2024.

Freight rates increased slightly throughout the quarter ended September 30, 2024, along with lead times, due to peak season and delays from the West Coast to the Midwest. Sixty percent of the Company’s shipments shipped under lower fixed rates that are accessible via the Company’s partnership with a dedicated freight forwarder. Market rates are expected to continue to rise into the next quarter due to increased U.S import demand during peak season and the significant challenges of shipping through the Red Sea and Suez Canal, causing major disruptions to global trade and increased costs. The Company also continues to monitor the sustained conflicts in Eastern Europe and the Middle East and is prepared to react as necessary if faced with supply chain disruptions.

Selling, general and administrative expenses for the three months ended September 30, 2024 increased by $273,780, or 17.8% from $1,536,279 to $1,810,059. The increase was almost entirely attributable to the increase in the deferred compensation liability as a result of the lower discount rates used in the calculation as well as an increase in expected payments due to an additional year of service. An increase in engineering expenses, mainly for new product testing and certification costs, was offset by a similar decline in legal expenses.

Interest income of $220,358 was recorded during the three months ended September 30, 2024 mainly due to interest earned on the U.S. Treasury investments held during the quarter in order to earn a return on the Company’s excess cash while maintaining a minimal risk profile. This compares to $212,859 of interest income earned in the same period in the prior fiscal year from these securities.

As a result of minimal or no taxable income after utilization of net loss carryforwards, no federal income tax expense was recorded for either of the three-month periods ended September 30, 2024 and 2023. State income tax expense of $2,760 was recorded for the three months ended September 30, 2024, reflecting the minimum required tax due plus a negligible net taxable income after considering NOLs. A state income tax expense of $1,879 was recorded in the first quarter of fiscal year 2024, which represented only the minimum required tax amounts due given no taxable net income. The effective tax rate was less than 1% for both three-month periods ending September 30, 2024 and 2023. It is anticipated that the effective rate in the current year and future years will be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2024.

The Company’s remaining expected federal tax loss carryforward approximates $32,800,000 at the end of the first quarter of fiscal 2025. The small state taxable income after considering net operating losses decreased the net operating loss carryforward deferred tax asset to approximately $8,500,000 as of September 30, 2024. The valuation allowance was adjusted accordingly and still fully offsets the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

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

The Company believes that its financial position remains strong. The Company had $2.8 million of cash and cash equivalents, $9.1 million of short-term investments and available credit facilities of $5.0 million on September 30, 2024.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from elevated inflation and interest rates, reduced consumer confidence, disruption in our supply chain and trade tensions with China, the ongoing crises in Eastern Europe, the continued conflict in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2025 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Inflationary Cost Environment and Reduced Consumer Confidence - Inflation, higher interest rates and higher energy costs continue to impact consumers’ discretionary spending and, in turn, the Company’s sales volumes. Inflation may impact customer demand for our products resulting from a slowdown in consumers’ willingness to spend as disposable income decreases due to rising prices of essential items, spend through of excess savings from earlier in the pandemic and leading indicators pointing to a softening in the labor market. While inflation rates have come down since the prior year, the Company is still experiencing higher costs of commodities, packaging materials, and wages, along with higher energy and transportation costs. The Company continues to monitor costs and will react with pricing actions as it deems necessary. The Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company relies on our third-party supply chain, primarily in southern China, and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to pandemic related restrictions, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

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

On Monday, October 1, 2024, the International Longshoremen’s Association (the “ILA”) called a coast-wide strike, temporarily closing the U.S. East Coast and Gulf Coast ports, affecting the movement of import and export containers. On Thursday, October 3rd, the ILA and the United States Maritime Alliance, Ltd. (USMX) reached a tentative agreement on wages and to extend the Master Contract until January 15, 2025, to return to the bargaining table to negotiate all other outstanding issues. Work resumed at most ports along the US East and US Gulf coasts on Friday, October 4th. While some residual delays may occur as port operations gradually return to full capacity, the Company is aware that a final agreement will not be concluded until the end of the second quarter of the fiscal year and could still have a significant impact on its operations in the second half of the fiscal year. The Company will, however, continue to monitor this situation and others that may arise as the changes in the current labor landscape, the settlement of recent labor disputes, coupled with rising energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company did receive a sizable order from their Ukrainian distributor in the first quarter of fiscal year 2024 with potential for more orders in the current year. During the three months ended September 30, 2024 and 2023, there were no sales to Russia.

Cyberattacks - Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more sophisticated and more relentless as technology has evolved, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security and there is a risk that these types of attacks could impact the entire supply and distribution chain for the Company’s product line. In a world that runs on the internet, the Company can only be as strong as its weakest link, whether as a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2024 and 2023:

Total cash (used in) provided by:	2024	2023
Operating activities	$201,554	$(713,247)
Investing activities	(392,773)	(393,536)
Financing activities	104,870	—
Net decrease in cash and cash equivalents	$(86,349)	$(1,106,783)

Operating Activities

The cash provided by operating activities during the three months ending September 30, 2024, was primarily a result of customer deposits for orders shipping in the next quarter. Also contributing to the positive cash flow was the refund of $362,000 by the Company’s payroll vendor relating to employee payroll taxes on the gains from the disqualifying dispositions of incentive stock options as the Company has now chosen to issue the checks directly to the employees. Cash outflow for the premium payments made for the annual renewal of the Company’s general insurance policies partially offset the cash that came in. During the three months ended September 30, 2023, the cash used in operating activities was due to payment of bonuses earned in the prior year, general insurance premiums and state income tax payments. The Company’s strict management of its inventory investment helped to retain some cash in the first quarter.

Investing Activities

Cash used by investing activities for the three months ended September 30, 2024 was related mostly to fixed asset expenditures, namely the replacement of a second roof section of the building, and the payment of the premiums on the company-owned life insurance policies on two of its executives. Proceeds of $5,034,000 received during the three months ended September 30, 2024 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $5,057,000 of similar securities at a $58,000 discount. Cash used by investing activities for the three months ended September 30, 2023 was also related to fixed asset expenditures, predominantly the replacement of a roof section of the building for approximately $300,000. The Company also paid the premiums on the company-owned life insurance policies on two of its executives.

Financing Activities

Cash from the exercise of stock options during the three months ended September 30, 2024 provided the only cash from financing activities. An aggregate of 51,000 shares of common stock were issued as a result of employee stock option exercises under grants still outstanding from the Company’s 2012 Omnibus Incentive Plan. There were no stock option exercises in the first quarter of the prior fiscal year.

As of September 30, 2024 and June 30, 2024, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended September 30, 2024 or 2023 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration date to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. A Third Amendment to the Credit Agreement effective October 30, 2022, extended the expiration date to October 31, 2024. A Fourth Amendment to the Credit Agreement effective October 30, 2024, extends the maturity date to October 31, 2026, and removes one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2024 and June 30, 2024, there were no outstanding borrowings on the facility.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Off-Balance Sheet Transactions

At September 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including Bose Corporation, PEAG, LLC d/b/a jLab Audio and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. These lawsuits are pending in U.S. District Courts in District of Massachusetts (Bose Corporation), Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission on August 30, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2024, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2024	—	$—	—	$2,139,753
August 1 - August 31, 2024	—	$—	—	$2,139,753
September 1 - September 30, 2024	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2024.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1	Fourth Amendment to Revolving Credit Agreement, effective October 30, 2024, by and between the Company and Town Bank*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2024 and 2023 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	November 1, 2024
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	November 1, 2024
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer