Form 10-Q
period 2024-12-31
KOSS CORP
filed 2025-01-31
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2024

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

At January 27, 2025, there were 9,375,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2024

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,535,727	$2,837,081
Short term investments	7,164,281	12,104,459
Accounts receivable, less allowance for credit losses of $2,043 and $1,922 at December 31, 2024 and June 30, 2024, respectively	1,370,071	1,208,319
Inventories	4,570,621	4,473,680
Prepaid expenses and other current assets	942,194	1,081,437
Interest receivable	98,506	170,429
Income taxes receivable	42,131	41,756
Total current assets	16,723,531	21,917,161

Equipment and leasehold improvements, net	1,529,086	1,223,391

Other assets:
Long term investments	10,000,634	4,994,327
Operating lease right-of-use asset	2,643,336	2,765,445
Cash surrender value of life insurance	6,539,328	6,299,155
Total other assets	19,183,298	14,058,927

Total assets	$37,435,915	$37,199,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,143	$329,829
Accrued liabilities	858,200	462,858
Deferred revenue	288,016	229,384
Operating lease liability	246,049	239,688
Income taxes payable	28,831	35,899
Total current liabilities	1,677,239	1,297,658

Long-term liabilities:
Deferred compensation	2,227,789	2,093,124
Deferred revenue	119,897	119,787
Operating lease liability	2,417,098	2,541,734
Total long-term liabilities	4,764,784	4,754,645

Total liabilities	6,442,023	6,052,303

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,375,795 at December 31, 2024 and 9,299,795 at June 30, 2024, respectively	46,879	46,499
Paid in capital	13,576,206	13,404,477
Retained earnings	17,370,807	17,696,200
Total stockholders' equity	30,993,892	31,147,176

Total liabilities and stockholders' equity	$37,435,915	$37,199,479

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Net sales	$3,557,086	$3,360,124	$6,758,954	$6,734,062
Cost of goods sold	2,152,129	2,251,684	4,181,071	4,557,932
Gross profit	1,404,957	1,108,440	2,577,883	2,176,130

Selling, general and administrative expenses	1,546,741	1,584,523	3,356,800	3,120,802

Loss from operations	(141,784)	(476,083)	(778,917)	(944,672)

Interest income	238,686	208,809	459,044	421,668

Income (loss) before income tax provision	96,902	(267,274)	(319,873)	(523,004)

Income tax provision	2,760	1,879	5,520	3,758

Net income (loss)	$94,142	$(269,153)	$(325,393)	$(526,762)

Income (loss) per common share:
Basic	$0.01	$(0.03)	$(0.03)	$(0.06)
Diluted	$0.01	$(0.03)	$(0.03)	$(0.06)

Weighted-average number of shares:
Basic	9,355,686	9,241,208	9,332,844	9,238,002
Diluted	9,629,535	9,241,208	9,332,844	9,238,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2024	2023
Operating activities:
Net loss	$(325,393)	$(526,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) credit losses	121	(4,105)
Depreciation of equipment and leasehold improvements	113,858	93,647
Accretion of discount on treasury securities	(152,879)	(234,298)
Noncash operating lease expense	3,834	3,835
Stock-based compensation expense	19,664	84,040
Change in cash surrender value of life insurance	(169,596)	(152,892)
Provision for deferred compensation	134,665	63,255
Net changes in operating assets and liabilities:
Accounts receivable	(161,873)	(130,286)
Inventories	(96,941)	1,256,774
Prepaid expenses and other current assets	139,243	(59,750)
Interest receivable	71,923	(82,896)
Income taxes receivable	(375)	(40,462)
Income taxes payable	(7,068)	(83,479)
Accounts payable	(73,686)	(5,011)
Accrued liabilities	395,342	(418,796)
Deferred revenue	58,742	(107,999)
Net cash used in operating activities	(50,419)	(345,185)

Investing activities:
Purchase of equipment and leasehold improvements	(419,553)	(401,594)
Life insurance premiums paid	(70,577)	(81,744)
Proceeds from the maturity of treasury securities	7,085,000	7,223,000
Purchases of treasury securities	(6,998,250)	(6,997,085)
Net cash used in investing activities	(403,380)	(257,423)

Financing activities:
Proceeds from exercise of stock options	152,445	35,800
Net cash provided by financing activities	152,445	35,800

Net (decrease) in cash and cash equivalents	(301,354)	(566,808)
Cash and cash equivalents at beginning of period	2,837,081	3,091,062
Cash and cash equivalents at end of period	$2,535,727	$2,524,254

Supplemental cash flow information:
Cash paid for income taxes	$12,963	$127,700

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176
Net loss	—	—	—	(325,393)	(325,393)
Stock-based compensation expense	—	—	19,664	—	19,664
Stock option exercises	76,000	380	152,065	—	152,445
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$17,370,807	$30,993,892

	Six Months Ended December 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,647,111	$31,807,278
Net loss	—	—	—	(526,762)	(526,762)
Stock-based compensation expense	—	—	84,040	—	84,040
Stock option exercises	20,000	100	35,700	—	35,800
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356

	Three Months Ended December 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2024	9,350,795	$46,754	$13,523,356	$17,276,665	$30,846,775
Net income	—	—	—	94,142	94,142
Stock-based compensation expense	—	—	5,400	—	5,400
Stock option exercises	25,000	125	47,450	—	47,575
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$17,370,807	$30,993,892

	Three Months Ended December 31, 2023
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2023	9,234,795	$46,174	$13,160,785	$18,389,502	$31,596,461
Net loss	—	—	—	(269,153)	(269,153)
Stock-based compensation expense	—	—	37,248	—	37,248
Stock option exercises	20,000	100	35,700	—	35,800
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, the condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended December 31, 2024 and 2023, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2024 and 2023, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

Beginning with the first quarter of fiscal year 2025, the Company reclassified certain amounts on its June 30, 2024 balance sheet to enhance clarity and consistency in financial statement reporting. Specifically, short-term deferred revenue liabilities related to estimated volume incentive rebates and sales returns were reclassified to accrued liabilities to reflect that revenue was already recognized on the sales related to these liabilities. To conform with current period presentation, the Company reclassified $60,511 to accrued liabilities at June 30, 2024. This reclassification does not affect the total assets, total liabilities, or equity of the Company.

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

During the three and six months ended December 31, 2024, state income tax provisions of $2,760 and $5,520, respectively, were recorded for the required minimum state tax payments plus estimated tax due on the negligible net taxable income after state net operating loss (NOL) deductions. State income tax provisions of $1,879 and $3,758, respectively, were recorded for the three and six months ended December 31, 2023 for minimum state required tax payments only as there was no taxable income after application of available NOLs. No federal income tax provisions were booked for either the three month or six-month periods ending December 31, 2024 or 2023 given the availability of federal net operating loss carryforwards to offset minimal to no taxable income. NOLs arising in tax years beginning after December 31, 2017, are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”). As such, the future utilization of all federal NOLs available to the Company is limited to 80 percent of the resulting taxable income.

The effective tax rate was 2.8% and 1.7% for the three and six months ended December 31, 2024, respectively. The effective tax rate was less than 1% for the three and six months ended December 31, 2023. It is anticipated that the effective rate in the current year and future years will continue to be reduced by utilization of a portion or all of the federal and state net operating loss carryforwards that existed as of June 30, 2024. The Company's taxable loss generated during the first six months of fiscal year 2025 increased the tax loss carryforward as of December 31, 2024 to approximately $32,900,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

E) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at December 31, 2024 and June 30, 2024 is $2,227,789 and $2,093,124, respectively. Compensation expense of $134,665 was recorded during the six months ended December 31, 2024 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to an additional year of service completed. The discount factor used to calculate the net present value of the liability was stable at 5.53% at December 31, 2024 compared to 5.55% at June 30, 2024. A compensation benefit of $(62,710) was recorded under this arrangement for the three months ended December 31, 2024 as the discount factor increased from 5.12% at September 30, 2024 to 5.53% as of December 31, 2024. Compensation expense of $123,190 and $63,255, respectively, was recorded for the three and six months ended December 31, 2023.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,164,915	$49,513	$—	$17,214,428
Total	$17,164,915	$49,513	$—	$17,214,428

	June 30, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,098,786	$—	$(56,278)	$17,042,508
Total	$17,098,786	$—	$(56,278)	$17,042,508

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Amortized Cost Basis	Fair value
Due within one year	$7,164,281	$7,175,136
Due after one year through five years	10,000,634	10,039,292
Total	$17,164,915	$17,214,428

	June 30, 2024
	Amortized Cost Basis	Fair value
Due within one year	$12,104,459	$12,075,702
Due after one year through five years	4,994,327	4,966,806
Total	$17,098,786	$17,042,508

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2024	June 30, 2024
Raw materials	$1,939,517	$1,973,531
Finished goods	4,592,254	4,357,621
Inventories, gross	6,531,771	6,331,152
Reserve for obsolete inventory	(1,961,150)	(1,857,472)
Inventories, net	$4,570,621	$4,473,680

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2024 and June 30, 2024, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
United States	$2,181,541	$2,666,978	$4,348,905	$5,270,669
Export	1,375,545	693,146	2,410,049	1,463,393
Net Sales	$3,557,086	$3,360,124	$6,758,954	$6,734,062

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the six months ended December 31, 2024 and 2023, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $141,787 and $197,718, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

6. INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net income (loss)	$94,142	$(269,153)	$(325,393)	$(526,762)

Denominator
Weighted average shares, basic	9,355,686	9,241,208	9,332,844	9,238,002
Dilutive effect of stock compensation awards (1)	273,849	—	—	—
Diluted shares	9,629,535	9,241,208	9,332,844	9,238,002

Net income (loss) attributable to common shareholders per share:
Basic	$0.01	$(0.03)	$(0.03)	$(0.06)
Diluted	$0.01	$(0.03)	$(0.03)	$(0.06)

(1) Excludes 713,846 weighted average stock options during the three months ended December 31, 2023 as the impact of such awards was anti-dilutive. Weighted average stock options excluded during the six months ended December 31, 2024 and 2023 due to anti-dilution were 425,304 and 743,465, respectively. For the three months ended December 31, 2024, no stock options were anti-dilutive.

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

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of December 31, 2024, the Company’s top three accounts receivable customers represented approximately 52%, 15% and 9% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2024, represented approximately 18%, 15% and 12% of trade accounts receivable.

9.    LEGAL MATTERS

As of December 31, 2024, the Company is involved in the matters described below:

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

•In early fiscal 2020, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. No lawsuits involving these allegations have yet been filed and served on the Company. The Company is currently investigating whether these allegations have any merit. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of December 31, 2024 and June 30, 2024.

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

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2024	2023	2024	2023
Net sales	$3,557,086	$3,360,124	$6,758,954	$6,734,062
Net sales increase % from prior year period	5.9%	2.4%	0.4%	1.3%
Gross profit	$1,404,957	$1,108,440	$2,577,883	$2,176,130
Gross profit as % of net sales	39.5%	33.0%	38.1%	32.3%
Selling, general and administrative expenses	$1,546,741	$1,584,523	$3,356,800	$3,120,802
Selling, general and administrative expenses as % of net sales	43.5%	47.2%	49.7%	46.3%
Interest income	$238,686	$208,809	$459,044	$421,668
Income (loss) before income tax provision	$96,902	$(267,274)	$(319,873)	$(523,004)
Income (loss) before income tax provision as % of net sales	2.7%	(8.0)%	(4.7)%	(7.8)%
Income tax provision	$2,760	$1,879	$5,520	$3,758
Income tax provision as % of income (loss) before income tax provision	2.8%	(0.7)%	(1.7)%	(0.7)%

Fiscal 2025 Period Results Compared with Fiscal 2024 Period

(comments refer to the three and six-month periods ended December 31, 2024 unless otherwise noted)

Net sales of $3,557,000 for the three months ended December 31, 2024 were $197,000, or 5.9%, ahead of sales for the same three-month period in the prior year. A significant increase in sales to certain of our European distributors, along with a sizable custom headphone order from a new customer, was partially offset by shortfalls in sales to customers in the education segment, domestic distributors and e-tailers. For the six months ended December 31, 2024, sales of $6,759,000 were just slightly ahead compared to $6,734,000 of sales for the first half of the prior fiscal year, driven by the same variances as sales to Europe and custom orders were offset by lower distribution, education and e-tailer sales.

Sales to the export markets for the three months ended December 31, 2024 were $1,376,000 compared to $693,000 for the same period in the prior year due almost entirely to increased sales to two of our largest European distributors. New product sales to these European distributors exceeded our expectations, resulting in an over 90% increase in sales compared to the same period in the prior year. Export sales for the six months ended December 31, 2024 was $2,410,000, a $947,000, or 64.7%, increase over the same period in the prior year. Similar to the second quarter, sales to the two largest European distributors were 111% above the prior year, driven by the success of new product sales. Overall sales to Europe grew by $1,241,000, or 61%, while sales to our Asian and Canadian markets rose by $95,000, or 30.1%. There were no sales to our Russian distributor during the current fiscal year, nor have there been any since April 2022.

Domestic market sales declined by $486,000, or 18.2%, year over year for the three-month period ended December 31, 2024. Sales to the largest customer in the company’s education segment were down by $338,000 and sales to a provider of therapeutic listening tools were down $110,000 compared to the prior year, both due to timing of repeat orders. A $262,000 custom headphones order and a near 20% increase in direct-to-consumer (DTC) sales helped to offset the decline. For the six months ended December 31, 2024, domestic sales were $4,349,000, down $922,000, or 17.5%, from sales of $5,271,000 for the first two quarters of the prior fiscal year. Lower sales to the education market segment, domestic distributors and e-tailers were only partially offset by an approximately 19% increase in DTC sales for the six months ended December 31, 2024 compared to the same period in the prior year.

Gross profit as a percentage of net sales for the three months ended December 31, 2024 was 39.5%, compared to 33.0% for the three months ended December 31, 2023, an increase of 650 basis points. Margins for the second quarter of the prior year were negatively impacted by working through the inventory investment made while freight costs were higher, along with an increase in the reserve for excess and obsolete inventory. During the second quarter of the current fiscal year, inventory levels remained fairly constant, having little impact on margins as lower freight costs were capitalized into inventory. Significant new product sales to Europe at higher margins combined with a higher volume of higher margin DTC sales also contributed to the increased gross margins for the three months ending December 31, 2024. For the six months ended December 31, 2024, the gross margin was 38.1%, an increase of 580 basis points over the gross margin of 32.3% for the first half of the prior year. A more favorable customer mix of sales, including increased higher margin DTC sales, new product sales to our European distributors at higher margins and a higher volume of higher margin sales to certain domestic distributors, drove the higher gross margin in the first half of fiscal year 2025. This combined with the prior year’s adverse impact of the sell-through of inventory brought in at higher freight costs and resulted in the gap in margins year over year for the six months ended December 31, 2024.

While shipment costs slightly increased during the six months ended December 31, 2024, the Company expects them to increase more in the coming quarters due to general rate increases received at the end of December and into January. Transit times increased as a result of labor disputes and other delays in the supply chain. The Company’s partnership with a dedicated freight forwarder continues to help stabilize contract rates to limit the impact.

Selling, general and administrative expenses decreased only slightly year over year for the three months ended December 31, 2024, from $1,585,000 to $1,547,000, a decrease of $38,000, or 2.4%. Income generated by the decrease in the deferred compensation liability as a result of the increase in the discount rates used to calculate the liability was mostly offset by an increase in legal expense during the second quarter of the current fiscal year as the result of the Company’s continued patent defense litigation, along with higher online advertising spend related to the new product launch in fiscal year 2025. For the six months ended December 31, 2024, selling, general and administrative expenses of $3,357,000 were higher by $236,000, or 7.6%, compared to $3,121,000 for the six months ended December 31, 2023. Increases in online advertising spend and new product certification testing related to new product development and launches, coupled with an increase in legal expense were somewhat offset by the reduction in stock based compensation expense as the remaining unvested stock options granted as part of the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) are nearly fully vested. Also, an increase in the deferred compensation liability as of December 31, 2024, due mostly to the annual increase in the future payments earned under the arrangement due to an additional year of service completed, resulted in a corresponding increase to expense compared to the prior year.

As a result of minimal or no taxable income after utilization of the Company’s available net operating loss carryforwards (“NOLs”), no federal income tax expense was recorded for any of the three and six-month periods ended December 31, 2024 and 2023. State income tax expense of $2,760 and $1,879 was recorded for the three months ended December 31, 2024 and 2023, respectively, and

$5,520 and $3,758 was recorded for the six months ended December 31, 2024 and 2023, respectively, reflecting the minimum required state tax due plus estimated tax due on negligible net taxable income after state NOL deductions. The effective tax rate was 2.8% and 1.7% in the three and six months ended December 31, 2024, respectively. The effective tax rate was less than 1% for the three and six months ended December 31, 2023. It is anticipated that the effective rate in the current year and future years will continue to be reduced by utilization of a portion or all of the available federal and state net operating loss carryforwards that existed as of June 30, 2024.

The Company’s remaining expected federal tax loss carryforward approximates $32,900,000 at the end of the second quarter. The small taxable gain for the first quarter of fiscal year 2025 decreased the net operating loss carryforward deferred tax asset by approximately $3,000 and the taxable loss in the second quarter increased it by approximately $14,000, resulting in a deferred tax asset of approximately $8,500,000 as of December 31, 2024. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

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

The Company believes that its financial position remains strong. The Company had $2.5 million of cash and cash equivalents, $7.2 million of short-term investments and available credit facilities of $5.0 million on December 31, 2024.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from unexpected job growth, elevated inflation and interest rates, reduced consumer confidence, disruption in our supply chain and trade tensions with China, the ongoing crises in Eastern Europe, the continued conflict in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2025 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Job Market and Inflationary Cost Environment and the Impact on Consumer Confidence - Inflation, higher interest rates and higher energy costs continue to impact consumers’ discretionary spending and, in turn, the Company’s sales volumes. The U.S. economy added 256,000 jobs in December 2024, surpassing expectations and marking the largest increase since March 2024. The data indicates that, although consumers feel more optimistic about the economy, the increase in confidence is not reflected in their intent to spend. Intent to spend, which measures whether consumers expect to spend on various products and services, held steady or decreased across most essential, discretionary, and semi-discretionary categories compared with last quarter, despite the holiday shopping season.

The current consumer landscape presents a paradox in which rising optimism coexists with restrained spending. This trend highlights a collective shift toward financial prudence, reflecting a broader desire for economic security amid lingering uncertainties, though it could also reflect a shift among consumers toward more mindful consumption patterns.

While inflation rates have consistently decreased over the last few months, the Company is still experiencing higher costs for commodities, packaging materials, and wages, along with higher energy and transportation costs. The Company continues to monitor costs and will react with pricing actions as it deems necessary. The Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company relies on our third-party supply chain, primarily in southern China, and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to pandemic related restrictions, geopolitical unrest, labor shortages or strikes, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs. Many of the Company’s products are sourced from contract manufacturing facilities in the People’s Republic of China and Taiwan. There continues to be geopolitical tension between China and the United States, as well as geopolitical tension between China and Taiwan that may affect future shipments from Taiwan-based suppliers. Any other adverse changes in the social, political, regulatory or economic conditions in the countries could materially increase the cost of the products we buy from our foreign suppliers or delay shipments of products. Sustained uncertainty about, or worsening of, economic relations and further escalation of trade tensions between the United States and China, or any other country in which the Company conducts business, could result in retaliatory trade restrictions that restrict our ability to source products from China or continue business in such other country. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would also directly affect profits. President-elect Donald Trump intends to direct a good portion of his tariff escalation on products sourced from China. Broad tariffs on Chinese exports encourage shifting supply chains out of China to other global regions and the Americas, however, before the shift, tariffs could cause inflation to rise, potentially impacting the Company’s costs and consumer demand. The Company will continue to monitor the situation and others that may arise as the changes in the current labor landscape, the settlement of recent labor disputes, coupled with rising energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

A potential crisis at United States East and Gulf Coast ports has been averted as the International Longshoremen’s Association (the “ILA”) and the United States Maritime Alliance reached a tentative six-year labor agreement, preventing what would have been the second strike in four months. The agreement came just days before the January 15 deadline, when a temporary contract extension was set to expire.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company did receive orders from their Ukrainian distributor in the first half of both fiscal year 2025 and 2024 with potential for more in the current year. During the three and six months ended December 31, 2024 and 2023, there were no sales to Russia.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2024 and 2023:

Total cash (used in) provided by:	2024	2023
Operating activities	$(50,419)	$(345,185)
Investing activities	(403,380)	(257,423)
Financing activities	152,445	35,800
Net decrease in cash and cash equivalents	$(301,354)	$(566,808)

Operating Activities

The cash used in operating activities during the six months ending December 31, 2024 was driven primarily by the net operating loss for the first half of the year, offset by improvements in working capital and the receipt of a partial refund of the employee and employer payroll taxes inappropriately withheld related to the gains from the disqualifying dispositions of incentive stock options. During the six months ended December 31, 2023, the cash used in operating activities was primarily the payment of bonuses earned in the prior year and general insurance premiums.

Investing Activities

Cash used by investing activities for the six months ended December 31, 2024 was related mostly to fixed asset expenditures, namely the replacement of a second roof section of the building for approximately $346,000, and the payment of the premiums on the company-owned life insurance policies on two of its executives. Proceeds of $7,085,000 received during the six months ended December 31, 2024 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $7,059,000 of similar securities at a $61,000 discount. Cash used by investing activities for the six months ended December 31, 2023 was also related to fixed asset expenditures, predominantly the replacement of the first roof section of the building for approximately $300,000. The Company also paid the premiums on the company-owned life insurance policies on two of its executives. Proceeds of $7,223,000 from the maturity of U.S. Treasury securities were received and utilized to purchase $7,177,000 of similar securities at a discount of $180,000.

Financing Activities

Cash from the exercise of stock options during the six months ended December 31, 2024 provided the only cash from financing activities. An aggregate of 76,000 shares of common stock were issued as a result of employee stock option exercises under grants still outstanding from the Company’s 2012 Omnibus Incentive Plan. Employee stock option exercises provided the only cash from financing activities during the six months ended December 31, 2023. An aggregate of 20,000 shares of common stock were issued as a result.

As of December 31, 2024 and June 30, 2024, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three and six months ended December 31, 2024 or 2023 under the stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2024, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2024 and June 30, 2024, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2024, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - October 31, 2024	—	$—	—	$2,139,753
November 1 - November 30, 2024	—	$—	—	$2,139,753
December 1 - December 31, 2024	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2024.

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
10.1

Fourth Amendment to Revolving Credit Agreement, effective October 30, 2024, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2024 and 2023 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	January 31, 2025
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	January 31, 2025
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer