Form 10-Q
period 2025-03-31
KOSS CORP
filed 2025-05-09
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2025

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

At May 5, 2025, there were 9,375,795 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2025

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,934,892	$2,837,081
Short term investments	10,109,817	12,104,459
Accounts receivable, less allowance for credit losses of $2,043 and $1,922 at March 31, 2025 and June 30, 2024, respectively	1,051,955	1,208,319
Inventories	4,396,383	4,473,680
Prepaid expenses and other current assets	954,236	1,081,437
Interest receivable	146,986	170,429
Income taxes receivable	42,131	41,756
Total current assets	19,636,400	21,917,161

Equipment and leasehold improvements, net	1,534,802	1,223,391

Other assets:
Long term investments	7,002,068	4,994,327
Operating lease right-of-use asset	2,581,109	2,765,445
Cash surrender value of life insurance	6,543,539	6,299,155
Total other assets	16,126,716	14,058,927

Total assets	$37,297,918	$37,199,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$473,246	$329,829
Accrued liabilities	885,721	462,858
Deferred revenue	260,010	229,384
Operating lease liability	249,293	239,688
Income taxes payable	34,341	35,899
Total current liabilities	1,902,611	1,297,658

Long-term liabilities:
Deferred compensation	2,241,804	2,093,124
Deferred revenue	116,782	119,787
Operating lease liability	2,353,546	2,541,734
Total long-term liabilities	4,712,132	4,754,645

Total liabilities	6,614,743	6,052,303

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,375,795 at March 31, 2025 and 9,299,795 at June 30, 2024, respectively	46,879	46,499
Paid in capital	13,582,231	13,404,477
Retained earnings	17,054,065	17,696,200
Total stockholders' equity	30,683,175	31,147,176

Total liabilities and stockholders' equity	$37,297,918	$37,199,479

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Net sales	$2,781,006	$2,637,606	$9,539,960	$9,371,668
Cost of goods sold	1,696,334	1,796,083	5,877,405	6,354,015
Gross profit	1,084,672	841,523	3,662,555	3,017,653

Selling, general and administrative expenses	1,603,678	1,451,247	4,960,478	4,572,049

Loss from operations	(519,006)	(609,724)	(1,297,923)	(1,554,396)

Interest income	208,175	214,814	667,219	636,482

Loss before income tax provision (benefit)	(310,831)	(394,910)	(630,704)	(917,914)

Income tax provision (benefit)	5,911	(81,130)	11,431	(77,372)

Net loss	$(316,742)	$(313,780)	$(642,135)	$(840,542)

Loss per common share:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.09)

Weighted-average number of shares:
Basic	9,375,795	9,254,795	9,346,952	9,243,559
Diluted	9,375,795	9,254,795	9,346,952	9,243,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2025	2024
Operating activities:
Net loss	$(642,135)	$(840,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	121	(4,105)
Depreciation of equipment and leasehold improvements	172,356	142,046
Net accretion of (discount)/premium on treasury securities	(192,820)	(313,704)
Noncash operating lease expense	5,753	5,752
Stock-based compensation expense	25,689	119,937
Change in cash surrender value of life insurance	(173,807)	(156,644)
Provision for deferred compensation	148,680	113,387
Net changes in operating assets and liabilities:
Accounts receivable	156,243	186,567
Inventories	77,297	1,762,436
Prepaid expenses and other current assets	127,201	(114,762)
Interest receivable	23,443	(65,425)
Income taxes receivable	(375)	(123,877)
Income taxes payable	(1,558)	(81,956)
Accounts payable	143,417	(51,808)
Accrued liabilities	422,863	(440,742)
Deferred revenue	27,621	(153,118)
Net cash provided by (used in) operating activities	319,989	(16,558)

Investing activities:
Purchase of equipment and leasehold improvements	(483,767)	(460,960)
Life insurance premiums paid	(70,577)	(81,744)
Proceeds from the maturity of treasury securities	9,179,000	14,331,000
Purchases of treasury securities	(8,999,279)	(13,985,921)
Net cash used in investing activities	(374,623)	(197,625)

Financing activities:
Proceeds from exercise of stock options	152,445	35,800
Net cash provided by financing activities	152,445	35,800

Net increase (decrease) in cash and cash equivalents	97,811	(178,383)
Cash and cash equivalents at beginning of period	2,837,081	3,091,062
Cash and cash equivalents at end of period	$2,934,892	$2,912,679

Supplemental cash flow information:
Cash paid for income taxes	$13,364	$128,463

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2025
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176
Net loss	—	—	—	(642,135)	(642,135)
Stock-based compensation expense	—	—	25,689	—	25,689
Stock option exercises	76,000	380	152,065	—	152,445
Balance, March 31, 2025	9,375,795	$46,879	$13,582,231	$17,054,065	$30,683,175

	Nine Months Ended March 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	$46,174	$13,113,993	$18,647,111	$31,807,278
Net loss	—	—	—	(840,542)	(840,542)
Stock-based compensation expense	—	—	119,937	—	119,937
Stock option exercises	20,000	100	35,700	—	35,800
Balance, March 31, 2024	9,254,795	$46,274	$13,269,630	$17,806,569	$31,122,473

	Three Months Ended March 31, 2025
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$17,370,807	$30,993,892
Net loss	—	—	—	(316,742)	(316,742)
Stock-based compensation expense	—	—	6,025	—	6,025
Stock option exercises	—	—	—	—	—
Balance, March 31, 2025	9,375,795	$46,879	$13,582,231	$17,054,065	$30,683,175

	Three Months Ended March 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2023	9,254,795	$46,274	$13,233,733	$18,120,349	$31,400,356
Net loss	—	—	—	(313,780)	(313,780)
Stock-based compensation expense	—	—	35,897	—	35,897
Balance, March 31, 2024	9,254,795	$46,274	$13,269,630	$17,806,569	$31,122,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, the condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024, and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2025 and 2024, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

Beginning with the first quarter of fiscal year 2024, the Company reclassified certain amounts on its June 30, 2024 balance sheet to enhance clarity and consistency in financial statement reporting. Specifically, short-term deferred revenue liabilities related to estimated volume incentive rebates and sales returns were reclassified to accrued liabilities to reflect that revenue was already recognized on the sales related to these liabilities. To conform with current period presentation, the Company reclassified $60,511 to accrued liabilities at June 30, 2024. This reclassification does not affect the total assets, total liabilities, or equity of the Company.

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

A minimal federal income tax provision was recorded during the three and nine months ended March 31, 2025 as the result of taxes due on the fiscal year 2022 after an amended tax return was filed to properly reflect employer payroll taxes inappropriately paid in that year related to the gains from the disqualifying dispositions of incentive stock options. During the three- and nine-month periods ended March 31, 2024, a federal tax benefit of $82,652 was recorded as a result of the Return-to-Provision (“RTP”) adjustment. State tax expense of $5,203 and $10,724, respectively, was booked for the three and nine months ended March 31, 2025 for the required minimum state tax payments. State income tax provisions of $1,522 and $5,281, respectively, were recorded for the three and nine months ended March 31, 2024 for minimum state required tax payments only as there was no taxable income after application of available net operating loss carryforwards (“NOLs”). NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”). As such, the future utilization of all federal NOLs available to the Company is limited to 80 percent of the resulting taxable income.

The effective tax rate for the three months ended March 31, 2025 and 2024 was 1.9% and 20.5%, respectively. For the nine months ended March 31, 2025 and 2024, the effective tax rate was 1.8% and 8.4%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state net operating loss (NOL) carryforwards that existed as of June 30, 2024.

The Company's taxable loss generated during the first nine months of fiscal year 2025 increased the tax loss carryforward as of March 31, 2025 to approximately $33,600,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

E) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at March 31, 2025 and June 30, 2024 is $2,241,804 and $2,093,124, respectively. Compensation expense of $148,680 was recorded during the nine months ended March 31, 2025 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to completing an additional year of service, partially offset by a slight increase in the discount factor. The discount factor used to calculate the net present value of the liability was stable at 5.62% at March 31, 2025 compared to 5.55% at June 30, 2024. For the three months ended March 31, 2025 and 2024, compensation expense of $14,016 and $50,132, respectively, was recorded under this arrangement. Compensation expense of $113,387 was recorded for the nine months ended March 31, 2024.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,111,885	$63,383	$—	$17,175,268
Total	$17,111,885	$63,383	$—	$17,175,268

	June 30, 2024
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,098,786	$—	$(56,278)	$17,042,508
Total	$17,098,786	$—	$(56,278)	$17,042,508

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Amortized Cost Basis	Fair value
Due within one year	$10,109,817	$10,127,687
Due after one year through five years	7,002,068	7,047,581
Total	$17,111,885	$17,175,268

	June 30, 2024
	Amortized Cost Basis	Fair value
Due within one year	$12,104,459	$12,075,702
Due after one year through five years	4,994,327	4,966,806
Total	$17,098,786	$17,042,508

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2025	June 30, 2024
Raw materials	$1,945,033	$1,973,531
Finished goods	4,340,775	4,357,621
Inventories, gross	6,285,808	6,331,152
Reserve for obsolete inventory	(1,889,425)	(1,857,472)
Inventories, net	$4,396,383	$4,473,680

4.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2025 and June 30, 2024, there were no outstanding borrowings on the facility.

5.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
United States	$2,169,252	$2,055,551	$6,518,157	$7,326,220
Export	611,754	582,055	3,021,803	2,045,448
Net Sales	$2,781,006	$2,637,606	$9,539,960	$9,371,668

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the nine months ended March 31, 2025 and 2024, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $192,592 and $264,719, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

6. LOSS PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic loss per common share is computed based on the weighted-average number of common shares outstanding. Diluted loss per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator
Net loss	$(316,742)	$(313,780)	$(642,135)	$(840,542)

Denominator
Weighted average shares, basic	9,375,795	9,254,795	9,346,952	9,243,559
Dilutive effect of stock compensation awards (1)	—	—	—	—
Diluted shares	9,375,795	9,254,795	9,346,952	9,243,559

Net loss attributable to common shareholders per share:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.09)

(1) Excludes 354,000 and 401,883, respectively, weighted average stock options during the three and nine months ended March 31, 2025 as the impact of such awards was anti-dilutive. Weighted average stock options excluded during the three and nine months ended March 31, 2024 due to anti-dilution were 700,911 and 729,384, respectively.

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

8.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of March 31, 2025, the Company’s top accounts receivable customer represented approximately 18% of trade accounts receivable. The top three accounts receivable customers as of June 30, 2024, represented approximately 18%, 15% and 12% of trade accounts receivable.

9.    LEGAL MATTERS

As of March 31, 2025, the Company is involved in the matters described below:

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

•In early fiscal 2020, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was served on the Company on March 18, 2025. The Company is investigating the merits of the notice and it is the Company’s hope that the controversy can come to a satisfactory resolution through good faith negotiations. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's condensed consolidated financial statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount as of March 31, 2025 and June 30, 2024.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; trade tensions between the U.S. and China given recently enacted tariffs and their uncertainty; the impact of the ongoing conflict in Eastern Europe and the instability in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and subsequently filed Quarterly Reports on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2025	2024	2025	2024
Net sales	$2,781,006	$2,637,606	$9,539,960	$9,371,668
Net sales increase (decrease) % from prior year period	5.4%	(22.0)%	1.8%	(6.5)%
Gross profit	$1,084,672	$841,523	$3,662,555	$3,017,653
Gross profit as % of net sales	39.0%	31.9%	38.4%	32.2%
Selling, general and administrative expenses	$1,603,678	$1,451,247	$4,960,478	$4,572,049
Selling, general and administrative expenses as % of net sales	57.7%	55.0%	52.0%	48.8%
Interest income	$208,175	$214,814	$667,219	$636,482
Loss before income tax provision (benefit)	$(310,831)	$(394,910)	$(630,704)	$(917,914)
Loss before income tax provision (benefit) as % of net sales	(11.2)%	(15.0)%	(6.6)%	(9.8)%
Income tax provision (benefit)	$5,911	$(81,130)	$11,431	$(77,372)
Income tax provision (benefit) as % of loss before income tax provision (benefit)	(1.9)%	20.5%	(1.8)%	8.4%

Fiscal 2025 Period Results Compared with Fiscal 2024 Period

(comments refer to the three and nine-month periods ended March 31, 2025 unless otherwise noted)

Net sales for the three months ended March 31, 2025 were $2,781,000 compared to $2,638,000 for the same three-month period in the prior year, an increase of $143,000, or 5.4%. Increased sales to a certain segment of our domestic distributors, along with recurring orders from two of our custom OEM customers, were partially offset by lower sales from the other domestic distributors. Sales of $9,540,000 for the nine months ended March 31, 2025 were ahead by $168,000, or 1.8%, compared to sales of $9,372,000 for the nine months ended March 31, 2024. Higher sales to our European and Asian distributors, along with a custom headphone order to a new customer and a year-over-year increase in direct-to-consumer (“DTC”) sales were mostly offset by lower sales in the other market segments.

Sales to the export markets were $612,000 for the three months ended March 31, 2025, a slight increase of $30,000, or 5.1%, over sales of $582,000 for the same period in the prior year behind higher sales to our Asian distributors. A decrease in sales to our European distributors offset most of that favorability and was due mainly to timing of expected reorders being pushed back to the fourth quarter of the fiscal year. Export sales for the nine months ended March 31, 2025 were $3,022,000, a $976,000, or 47.7%, increase over sales of $2,045,000 for the same period in the prior year. Sales to European distributors were up 41% over the prior year, due to the continued success of new product sales as well as overall inventory restocking. Sales to the Asian markets were up $182,000, or 67.0%, compared to last year driven by sales of headphones used in metal detecting units. There were no sales to our Russian distributor during the current fiscal year, nor have there been any since April 2022.

For the three months ended March 31, 2025, sales to the domestic markets increased by $114,000, or 5.5%, as compared to the same period in the prior year. Sales of custom therapeutic listening headphones to one OEM customer and custom elements to another OEM customer were the biggest driver, while increased sales to a particular domestic distributor segment and DTC sales were offset by declines in other domestic distributor sales and sales to e-tailers. Sales for the nine months ended March 31, 2025 were $6,518,000, down $808,000, or 11.0%, compared to $7,326,000 for the nine months ended March 31,2024. A 57% decline in sales to the education markets, mainly due to timing, along with lower sales to domestic distributors, the music and books sector and e-tailers, was slightly offset by a 16.2% increase in DTC sales and a $262,000 custom headphones order.

As a percentage of net sales for the three months ended March 31, 2025, gross margin was 39.0%, which compares favorably to a gross margin of 31.9% for the same three months in the prior year, an increase of 710 basis points. Margin improvement for the third quarter of the current fiscal year was largely due to the adverse impact in the prior year of the sell-through of inventory investment made while freight costs were higher. Margins were positively impacted in the three months ended March 31, 2025 due to a decrease in the reserve for excess and obsolete inventory compared to the same period in the prior year. A more favorable customer mix also contributed to the improved margins. For the nine months ended March 31, 2025, the gross margin was 38.4%, an increase of 620 basis points over the gross margin of 32.2% for the same nine-month period in the prior year. In the prior year, the adverse impact related to the sell-through of inventory brought in at higher freight costs drove the improvement in margins for the first nine months of the current year. The write-off of some obsolete inventory partially offset those gains.

Despite a slowdown in the increase in freight rates, due to increased competition, post-Lunar New Year demand lull and capacity growth, shipment costs remain elevated and are expected to increase in the next quarter due to disruptions in key shipping routes, capacity issues, market volatility and general rate increases. Transit times decreased over the last quarter. The Company will sign a new contract with its dedicated freight forwarder in May but does not expect significant changes regarding freight costs or available services.

With the recent tariff announcements, the Company expects to pay significantly more in duties going forward for product manufactured in China. Given the volatility of the tariff landscape and the substantial amount of product coming from China, the Company continues to closely monitor the latest updates and their impact on operations, planning efforts and financial conditions.

Selling, general and administrative expenses of $1,604,000 for the three months ended March 31, 2025 increased $152,000, or 10.5%, from $1,451,000 for the same three-month period in the prior year. The increase was due mainly to new product certification and compliance testing, along with higher online advertising spend. For the nine months ended March 31, 2025, selling, general and administrative expenses of $4,960,000 were higher by $388,000, or 8.5%, compared to $4,572,000 for the nine months ended March 31, 2024. Increased spend related to certification, compliance and online advertising was also the primary driver of the year over year nine-month period overall increase, coupled with expenditures related to contract resources utilized to modify existing NetSuite functionality to incorporate necessary security and user rights. The reduction in stock-based compensation expense during the current year partially offset the increases as the remaining unvested stock options granted as part of the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) are nearly fully vested.

An immaterial federal income tax expense was booked during the three and nine months ended March 31, 2025 due to the amendment of the 2022 fiscal year tax return as a result of adjustments for employer payroll taxes inappropriately paid in that year related to the gains from the disqualifying dispositions of incentive stock options. No federal income tax expense was recorded for the same periods in the prior year, however, as a result of the Return-to-Provision (RTP) adjustment recorded during the third quarter of fiscal year 2024, a federal income tax benefit of $82,652 was recorded for both the three and nine months ended March 31, 2024. State income tax expense of $5,203 and $1,522 was recorded for the three months ended March 31, 2025 and 2024, respectively, and $10,724 and $5,281 was recorded for the nine months ended March 31, 2025 and 2024, respectively, reflecting the minimum required state tax due. The effective tax rate for the three and nine months ended March 31, 2025 was 1.9% and 1.8%, respectively. For the three and nine months ended March 31, 2024, the effective tax rate was 20.5% and 8.4%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state net operating loss (NOL) carryforwards that existed as of June 30, 2024.

The Company’s remaining expected federal tax loss carryforward approximates $33,600,000 at the end of the third quarter. The taxable loss for the initial nine months of the fiscal year increased the deferred tax asset by approximately $190,000, leading to a deferred tax asset related to the Company's net operating loss carry forwards of roughly $8,600,000 as of March 31, 2025. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

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

The Company believes that its financial position remains strong. The Company had $2.9 million of cash and cash equivalents, $10.1 million of short-term investments and available credit facilities of $5.0 million on March 31, 2025.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from unexpected job growth, recently enacted tariffs and the global trade war, elevated inflation and interest rates, reduced consumer confidence, disruption in our supply chain, the ongoing crises in Eastern Europe and the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2025 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Tariffs - As of April 2025, U.S. tariff policy has undergone significant changes under President Donald Trump's administration, leading to heightened global trade tensions and economic repercussions. The tariff announcements have significantly increased the Company's expected duty costs for products manufactured in China to as high as 145%. The new tariffs are also expected to increase inflation in the short term, which could result in a decline in consumer sentiment. The Company continues to monitor the volatile tariff landscape to assess its impact on operations, planning, and financial conditions.

Inflationary Cost Environment and the Impact on Consumer Confidence – In addition to the expected inflation as a result of the newly imposed tariffs, higher interest rates and higher energy costs continue. A pervasive sense of uncertainty is evident, and consumer sentiment is waning. Consumers may put off making purchase decisions and cut back on overall spending, which could impact the Company’s sales volumes.

As noted, the Company will experience higher costs for commodities and packaging materials due to the recently enacted tariffs and will react with pricing actions as it deems necessary. The Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company faces significant risks due to reliance on third-party supply chains, primarily in southern China and Taiwan, distribution networks and the availability of necessary components to produce a considerable number of our products. Issues such as pandemic restrictions, geopolitical unrest, labor shortages, strikes, and component procurement failures could delay manufacturing and increase costs. The escalating U.S.-China tariff war has severely disrupted supply chains, impacting both domestic industries and global trade dynamics. Continued geopolitical tensions between China and Taiwan may affect future shipments from Taiwan-based suppliers. Adverse changes in social, political, regulatory, or economic conditions could increase product costs or delay shipments. The escalation of trade tensions might lead to retaliatory trade restrictions, potentially affecting the Company's ability to source products from China or conduct business internationally. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, with limited ability to pass increased tariffs and freight costs onto customers. Broad tariffs may shift supply chains out of China, which could cause inflation to rise, impacting costs and consumer demand. The Company will continue to monitor the evolving situation and others that may arise as the changes in the current labor landscape, coupled with rising inflation and energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and these sanctions remain unchanged. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company continues to receive orders from their Ukrainian distributor in the first half of both fiscal years 2025 and 2024 with potential for more in the current year. During the three and nine months ended March 31, 2025 and 2024, there were no sales to Russia.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2025 and 2024:

Total cash (used in) provided by:	2025	2024
Operating activities	$319,989	$(16,558)
Investing activities	(374,623)	(197,625)
Financing activities	152,445	35,800
Net increase (decrease) in cash and cash equivalents	$97,811	$(178,383)

Operating Activities

The cash provided by operating activities during the nine months ending March 31, 2025 was mainly driven by customer deposits of approximately $334,000 for orders that will ship in the next quarter. Cash used in operating activities during the nine months ended March 31, 2024 was primarily a result of the payment of bonuses earned in the year previous. Cash provided by improvements in cash flow related to working capital, namely the reduction of inventory levels, offset the majority of outflow.

Investing Activities

Cash used by investing activities for the nine months ended March 31, 2025 was related mostly to fixed asset expenditures, namely the replacement of a second roof section of the Company’s facility for approximately $346,000 and other leasehold improvements. Payments of approximately $70,000 were also made for the premiums on the Company-owned life insurance policies on two of its executives. Proceeds of $9,179,000 received during the nine months ended March 31, 2025 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $9,059,000 of similar securities at a net discount of $60,000. Cash used by investing activities for the nine months ended March 31, 2024 was also related to fixed asset expenditures, predominantly the replacement of the first roof section of the building for approximately $300,000. The Company also paid $82,000 in premiums on the Company-owned life insurance policies on two of its executives. Proceeds of $14,331,000 from the maturity of U.S. Treasury securities were received and utilized to purchase $14,286,000 of similar securities at a $300,000 discount.

Financing Activities

Cash from the exercise of stock options during the nine months ended March 31, 2025 and 2024 provided the only cash from financing activities. An aggregate of 76,000 and 20,000 shares of common stock, respectively, were issued as a result of employee stock option exercises under grants still outstanding from the Company’s 2012 Omnibus Incentive Plan for those periods.

As of March 31, 2025 and June 30, 2024, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three and nine months ended March 31, 2025 or 2024 under the Company’s stock repurchase program.

Liquidity

The Company believes its existing cash and cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and available borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditures, or draw on its credit facilities. The Company regularly evaluates new product offerings, inventory levels and capital expenditures to ensure that it is effectively allocating resources in line with current market conditions.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2025 and June 30, 2024, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At March 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2025 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including PEAG, LLC d/b/a jLab Audio and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuits still unresolved are pending in U.S. District Courts in Southern District of California (PEAG, LLC) and District of Utah (Skullcandy, Inc.).

In early fiscal 2020, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was served on the Company on March 18, 2025. The Company is investigating the merits of the notice.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2025, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - January 31, 2025	—	$—	—	$2,139,753
February 1 - February 28, 2025	—	$—	—	$2,139,753
March 1 - March 31, 2025	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2025.

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
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2025 and 2024 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*    Filed herewith

**  Furnished herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 9, 2025
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	May 9, 2025
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer