Form 10-K
period 2025-06-30
KOSS CORP
filed 2025-08-29
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2024, was approximately

$38,421,704 based on the $7.38 per share closing price of the Company’s common stock as reported on the Nasdaq Stock Market on December 31, 2024.

On August 25, 2025, there were 9,456,438 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2025

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

Approximately 84% of the Company’s fiscal year 2025 sales were from stereo headphones used for listening to music. The remaining approximately 16% of the Company’s sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as sold to original equipment manufacturers (“OEM”). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the personal listening industry with the first Koss SP/3 stereo headphone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia. As of June 30, 2025, the Company had over 400 trademarks registered in approximately 88 countries around the world and over 170 patents in approximately 26 countries. The Company has trademarks to protect the brand name, Koss, and its logo on its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

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

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones are generally smooth throughout the year. Management believes that the Company’s business is not seasonal as evidenced by the fact that the Company’s net sales for the last three years, including the year ended June 30, 2025, were fairly evenly dispersed throughout the year. Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products. Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

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

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, to communicate via telephone or internet, and to listen to other audio-related media. The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world. Additionally, the Company fills direct-to-consumer (“DTC”) orders on its website and via online marketplaces. The Company markets its products through many domestic retail outlets and numerous retailers worldwide. The Company also markets products directly to several OEMs for use in their products. In the fiscal years ended June 30, 2025 and 2024, the Company’s largest sales concentration was represented by its own DTC offerings via the Amazon portal and were approximately 19% and 17% of net sales in fiscal years 2025 and 2024, respectively. The Company’s products have broad distribution worldwide across many channels including distributors, specialty stores, mass merchants, and electronics stores. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. A material loss or disruption of retailers and/or distributors could result in a loss of product placement and have an adverse effect on the Company’s financial results. The Company’s five largest customers accounted for approximately 50% and 46% of net sales in fiscal years 2025 and 2024, respectively.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development activities are conducted by both Company personnel and outside consultants. The Company expects to incur on-going research and development costs related to its Bluetooth® and traditional wired headphones as it is planning to introduce new product offerings on a regular basis. The increasing costs related to worldwide certification of these technologies by country has increased the costs of regional compliance testing and has impacted the time to market on these wireless items.

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal years 2025 and 2024, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition. The increased public awareness and concern regarding climate change has resulted in increased regulations which are rapidly evolving. The Company continues to monitor the evolving regulations, as well as related required disclosures, to ensure that we will be conformant. It is unclear as to whether any emerging and evolving regulations will have a material impact on the Company's results of operations.

EMPLOYEES

As of June 30, 2025, the Company employed 28 employees, 2 of which were part-time employees. The Company did not engage any temporary personnel during the year ended June 30, 2025. None of our employees are covered by a collective bargaining agreement.

FOREIGN SALES

The Company’s competitive position and risks relating to its business in foreign markets are comparable to those in the domestic market. In addition, the governments of the United States and foreign nations may elect to erect trade barriers and impose further tariffs on exports and/or imports, respectively. The creation of additional barriers would reduce the Company’s net sales and net income. In addition, any fluctuations in currency exchange rates could affect the pricing of the Company’s products and divert customers who might choose to purchase lower-priced, less profitable products, and could affect overall demand for the Company’s products. For further information, see Part II, Item 7, as well as additional description of risks related to our business in foreign markets described in Part I, Item 1A. under “We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.”

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

	2025	2024
United States	$8,968,799	$9,795,438
Sweden	1,247,981	993,043
Czech Republic	1,206,827	418,004
Korea, Republic of	207,061	185,143
Malaysia	156,976	41,641
Canada	131,320	101,056
Japan	114,438	66,682
All other countries	590,768	664,062
Net sales	$12,624,170	$12,265,069

As a result of the Russian-Ukraine conflict, the Company suspended all sales to Russia in accordance with Executive Order 14071 issued by President Biden on April 6, 2022. Sales to Ukraine have also been impacted as a result of the humanitarian crisis there due to the ongoing hostilities. In the years ended June 30, 2025 and 2024, there were no sales to Russia, however, sales to Ukraine resumed in fiscal year 2024 and those sales represented approximately 2% and 9% of the Company’s export business during the fiscal years ended June 30, 2025 and 2024, respectively. The Company is uncertain how the conflict will impact future sales.

MANUFACTURING OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses contract manufacturing facilities in the People’s Republic of China and Taiwan. A contract employee is based in China to manage supplier quality and to assist with development of new products. Since these independent suppliers are not located in the United States, the Company is at risk of business interruptions due to natural disasters, war, disease and government intervention through tariffs or trade restrictions that are of less concern domestically. The Company maintains finished goods inventory in its U.S. facility to mitigate this risk. The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months, in which case the Company believes that it could restore production of its top 10 selling models (which represented approximately 56% of the Company’s 2025 net sales) within 18-24 months. Required compliance testing impacts the time it takes to bring a product to market as well as the time necessary to retool a product and re-enter the marketplace. The Company is also at risk if trade restrictions are introduced on its products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

 ITEM 1A.    RISK FACTORS

We are subject to various risks that may adversely affect our business, prospects, financial condition, and results of operations, including, but not limited to, those set forth below. These are the risks and uncertainties we believe are most important for you to consider, however, there may be other risks that are currently deemed immaterial or not currently known to us that could materially impact the business. If any of the following risks, or those unidentified, develop into actual events, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Macroeconomic and Political Risks

The Company's operations and results are influenced by both global and regional economic environments, and less than favorable economic conditions may have a material adverse impact on the Company's business, operating results, and financial position.

The Company sales outside the U.S. represent nearly 30% of total net sales for the fiscal year ended Jne 30, 2025. Moreover, the Company relies almost exclusively on contract manufacturing facilities based in the People’s Republic of China to produce its goods, underscoring the critical importance of this region to its overall operations. As a result, the Company’s business, financial condition, and results of operations may be adversely affected by unfavorable global, national, and regional economic conditions and political developments. Inflationary pressures, sustained higher interest rates, and increased energy and labor costs have reduced consumer discretionary spending and may continue to impact demand for the Company’s products. In addition, supply chain disruptions, fluctuations in foreign currency exchange rates, and the imposition of new tariffs or trade restrictions could increase our costs and reduce profitability.

The Company’s operations may be affected by political developments, international trade disputes and restrictions, natural disasters, public health concerns, and other disruptions to business activities.

Political developments, international trade or other disputes, natural disasters, public health concerns, and various business disruptions may have a significant adverse impact on the Company, as well as its customers, employees, contract manufacturers, logistics providers, and distributors.

Uncertainty associated with the current U.S. presidential administration and changes in government policies that have and will continue to occur may operations, cost structure, and competitive environment. For example, the recent changes to corporate tax laws and rates, environmental regulations, international trade agreements and newly enacted tariffs could increase operating costs or reduce access to key markets. Furthermore, political polarization within the United States and the possibility of policy reversals or delayed legislative action may contribute to economic volatility and reduce business and consumer confidence.

Primarily all of the Company’s contract manufacturing facilities are located in China and we do not currently have arrangements with contract manufacturers in other countries that may be acceptable substitutes. Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability. Additionally, restrictions on international trade, the imposition of tariffs, sanctions and other controls on imports or exports of goods, technology or data, can materially adversely impact the Company’s business and supply chain. Further restrictive measures, which could be announced with little or no warning, could limit the Company’s ability to source materials and product from China at acceptable prices or at all and necessitate a change to the Company’s supply chain which would be disruptive, time-consuming and expensive. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries and what products may be subject to such actions. To the extent such actions inhibit our transactions with contract manufacturing facilities and suppliers in China, our business may be materially adversely affected. See further discussion below under “The Company is dependent on the proper functioning of our contract manufacturers, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations” and “A shift in U.S. and China trade relations, policies and imposed tariffs could adversely affect the Company’s business, financial condition and results of operations.”

Geopolitical tensions, armed conflicts and acts of terrorism could adversely affect our business, financial condition, and results of operations.

Ongoing and escalating geopolitical conflicts, including the Russia-Ukraine war, instability in the Middle East, and heightened tensions between the United States and China, create significant uncertainty in the global economic and regulatory environment. These conflicts may lead to supply chain disruptions, restrictions on the movement of goods, changes in trade policies, and imposition of new tariffs, sanctions, or export controls. For example, the conflict in Russia and Ukraine and the related sanctions and trade restrictions on Russia have caused and are expected to continue to cause, global political, economic and social instability, volatility in commodity prices and energy prices, increased cyberattacks and disruptions to the global economy. In accordance with Executive Order 14071 signed on April 6, 2022 soon after the war began, the Company suspended sales to Russia. Also, as a result of the humanitarian crisis in Ukraine created by the war and the population seeking refuge in other countries, sales to Ukraine have been impacted. There were no sales to Russia during the fiscal years ended June 30, 2025 and 2024, however, sales to Ukraine resumed in the fiscal year ended June 30, 2024 with more expected in the future. Prior to the imposition of the sanctions against Russia, fiscal year 2022 sales to Russia approximated 2% of the Company’s total sales.

Recent years have seen escalating conflicts in the Middle East, involving attacks by militant groups, responses from national defense forces, and retaliatory actions across borders. Such military engagements often bring international involvement, with foreign powers providing support, participating in defense operations, and sometimes engaging in evacuations. These developments underscore the increasing complexity and risk within the global geopolitical landscape. The conflicts have exacerbated regional instability, impacted global shipping lanes and increased energy and raw material costs.

Tensions between the U.S. and China could result in additional tariffs beyond what were recently imposed, retaliatory trade measures, or regulatory restrictions that increase the cost of manufacturing and sourcing materials. These risks may limit the Company’s ability to procure critical products and components, extend lead times, increase transportation and input costs, and adversely impact competitiveness in key markets. In addition, the uncertain and rapidly evolving nature of these geopolitical developments makes it difficult to predict the full extent of their impact on the Company’s operations, financial condition, and results of operations.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Persistent inflationary pressures and elevated interest rates have the potential to adversely affect the Company’s business, financial condition and results of operations, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The Company continues to experience inflationary cost pressures in commodities, packaging materials, wages and higher energy and transportation costs, thus potentially impacting the ability to meet customer demand. The Company attempts to mitigate these increases through pricing strategies, as well as working with a dedicated freight forwarding partner to minimize freight rate increases. Inflation may impact customer demand for the Company’s products resulting from a slowdown in consumer spending as disposable income decreases due to rising interest rates, the price of essential items, availability of credit and dwindling savings. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Risks Related to our International Operations

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

 We engage in operations, and enter into agreements with counterparties located outside the U.S., which exposes us to political, governmental, and economic instability and foreign currency exchange rate fluctuations. Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity, and prospects. Risks associated with potential operations, commitments, and investments outside of the U.S. include but are not limited to risks of:

•global and local economic, social and political conditions and uncertainty;

•currency exchange restrictions and currency fluctuations;

•export and import duties;

•additional tariffs imposed on exports from the U.S. to other countries, potentially impacting pricing to customers in those countries;

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

A shift in U.S. and China trade relations, policies and imposed tariffs could adversely affect the Company’s business, financial condition and results of operations.

The Company’s operations and financial results are subject to risks arising from evolving U.S.-China trade relations. In April 2025, the U.S. government imposed tariffs of up to 145% on certain imports from China, significantly increasing the Company’s costs of goods sourced from China. On May 12, 2025, the U.S. and China reached a temporary 90-day trade truce, reducing these tariffs to approximately 30%, including a 10% baseline reciprocal tariff and a 20% surcharge on specific categories. The truce, effective May 14 through August 12, 2025, resulted in a suspension of the elevated China-specific tariff rates, with China reciprocally reducing tariffs on U.S. exports. On August 12, 2025, the US and China extended a tariff truce for another 90 days, pushing negotiations into the fall.

The long-term trajectory of trade policy remains uncertain. Failure to extend the agreement could result in the reinstatement of triple-digit percentage tariffs on imports from China, materially increasing the Company’s cost of goods sold and potentially disrupting supply chains. In addition, legal challenges to the tariffs are ongoing in U.S. courts, creating further uncertainty about the scope and enforceability of these measures.

Continued volatility in trade relations between the U.S. and China, including the potential for reinstated tariffs or new trade restrictions, could adversely impact the Company’s sourcing, pricing, and profitability. The Company is actively monitoring these developments and assessing mitigation strategies, including alternative sourcing arrangements, however, no assurance can be given that such strategies will fully offset the impact of adverse trade policy changes.

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

Operational and Financial Risks

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

Over 90% of the Company’s products are sourced from contract manufacturing facilities in the People’s Republic of China and Taiwan. There has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan-based suppliers. Any other adverse changes in the social, political, regulatory or economic conditions in the countries could materially increase the cost of the products we buy from our foreign suppliers or delay shipments of products. There has also been increasing geopolitical tension between China and the United States. Sustained uncertainty about, or worsening of, economic relations and further escalation of trade tensions between the United States and China, or any other country in which the Company conducts business, could result in retaliatory trade restrictions that restrict our ability to source products from China or continue business in such other country. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would also directly affect profits.

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

We have experienced, and may again in the future experience supplier price increases, supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers, and disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, or force majeure events. Our inability to mitigate any of these disruptions may lead to a material adverse impact on our business, financial condition and results of operations.

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

Our largest concentration of sales in fiscal year 2025 came from our DTC sales via the Amazon portal and accounted for more than 19% and 17% of our net sales in fiscal years 2025 and 2024, respectively. We do not have long-term contracts to conduct sales through the Amazon portal or for sales to any of our customers, and all of our customers generally purchase from us on a purchase order basis. As a result, Amazon or any other customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain customers, individually or in aggregate, choose to no longer sell our products, slow their rate of purchase of our products or decrease the number of unique products they purchase, our results of operations would be adversely affected.

Our products may experience quality problems from time to time that can result in decreased sales and operating margin and harm to our reputation.

We offer products that can be affected by design and manufacturing defects. Defects can also exist in components used for our products. Component defects could make the Company’s products unsafe and create a risk of property damage and personal injury. There can be no assurance that the Company will be able to detect all issues and defects in the products it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant, and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

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

Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more sophisticated and more relentless as technology has evolved, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security. These types of attacks can also have an impact on the entire supply and distribution chain for the Company’s product line. Given connectivity through the internet, the Company can only be as strong as the weakest link, whether that is a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

The Company is subject to income taxes in the United States. The Company’s effective income tax rate and profitability could be adversely affected in the future by several factors, including changes in tax laws, regulations, administrative guidance or interpretations at the federal, state, or international level and changes in the valuation of deferred tax assets and liabilities.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBB Act”), a sweeping tax and spending law that makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (the “TCJA”), while introducing new tax policies and restructuring others. While certain provisions may reduce the Company’s tax liability, such as modifications to corporate tax rates, deductions, credits, treatment of foreign income, and expensing rules, others may introduce new complexity and audit risk. The Company will continue to monitor the potential impact of the OBBB Act. Because tax laws are dynamic and often retroactive or uncertain in interpretation, projected tax liabilities may differ significantly from eventual obligations. The net impact remains uncertain, and misapplication of the new rules could lead to materially adverse outcomes.

The Company regularly assesses all of these tax-related matters to determine the adequacy of its tax provision. If current tax strategies are ineffective or not in compliance with domestic and international tax laws, the Company’s financial position, operating results, and cash flows could be adversely affected.

Risks Related to our Stock

Our stock price has been, and may in the future, be subject to significant fluctuations and volatility.

The market price of our stock is subject to price volatility. Additionally, over the years, the Company, the technology industry, and the stock market as a whole have experienced dramatic and extreme stock price and volume fluctuations that have affected stock prices in ways that may have been driven primarily by social media hype rather than companies’ operating performance and prospects. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel, a decline in demand for our products and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares. During the fiscal year ended June 30, 2025, the sales price of our common stock fluctuated between a reported high sales price of $18.73 on July 3, 2024 and a reported low sales price of $4.00 on April 9, 2025. The trading volume in shares of our common stock can also vary widely. For example, during the most recent fiscal year, daily trading volume ranged from a low of 11,400 shares on May 1, 2025 to a high of 70,055,500 on July 3, 2024. Our market capitalization, as implied by various trading prices, can reflect valuations that diverge significantly from those seen prior to volatility and, to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

The Koss family, including certain members of our management, owns a significant percentage of our stock and, as a result, the trading price for our shares may be depressed and it can take actions that may be adverse to the interests of our stockholders.

Michael Koss, our President and Chief Executive Officer, beneficially owned 3,858,410 shares of our common stock as of August 1, 2025, representing 40.8% of shares outstanding on such date, including shares held by a voting trust over which Mr. Koss holds sole voting and dispositive power. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a large stockholder, since such a stockholder can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Michael Koss directs the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Future sales of a substantial amount of our common stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates collectively hold substantial amounts of shares of our common stock and have vested options for the purchase of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our Insider Trading and Tipping Policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

The Company maintains policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and has integrated these processes into the overall risk management processes. The Company has programs in place intended to address and mitigate the cybersecurity risks that could adversely impact customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes and operational delays. These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, implementation of a formal policy related to employees that access corporate systems from personal devices, a simplification of infrastructure to minimize servers and migration of business-critical systems, including the Company’s ERP system, to Tier-1 cloud service providers. Enhancements have also been made to endpoint protection and remote access protocols, including enhanced encryption, two-factor authentication (2FA) and real-time threat monitoring.

Annual vulnerability assessments and penetration testing, as well as periodic web application and internal network scanning, are performed by third party service providers as directed by the Company’s Managed Service Provider (“MSP”). The results of these tests are shared with the CFO by the MSP. We have processes in place to evaluate the potential risks from cybersecurity threats associated with our use of third-party service providers that have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring. The Company also partners with a breach protection platform to provide ongoing, self-guided cybersecurity training to its employees to reduce risk from phishing, social engineering and password-related attacks.

The Company has not been impacted by any previous cybersecurity incidents that would materially affect business operations, customer relationships or financial conditions.

Governance

Cybersecurity remains a critical component of corporate governance at the Company. The Company’s MSP is responsible for identifying and assessing risks on an ongoing basis to ensure that the Company’s policies and procedures are functioning as designed to protect the Company’s information systems from potential cybersecurity threats. Management is provided regular updates on the Company’s cybersecurity programs, training metrics, system health status and material cybersecurity risk and mitigation strategies, along with any necessary enhancements to those programs. Cybersecurity policies and processes are reviewed annually with the Board of Directors, which serves in an oversight role as a whole. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues and would be notified immediately of any cybersecurity incidents.

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

ITEM 3.    LEGAL PROCEEDINGS

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including PEAG, LLC d/b/a jLab Audio and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuits still unresolved are pending in Southern District of California (PEAG, LLC), and District of Utah (Skullcandy, Inc.).

In early fiscal 2020, the Company was notified by One-E-Way, Inc. that some of the Company’s wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was sent to the Company on March 18, 2025. The Company is investigating the merits of the notice.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS. There were 584 record holders of the Company’s common stock as of August 25, 2025. This number does not include individual participants in security position listings. There were no dividends declared during the fiscal years ended June 30, 2025 and 2024.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of Shares
	of Shares	Price Paid	Part of Publicly	Available under
Period	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1 - April 30, 2025	—	$—	—	$2,139,753
May 1 - May 31, 2025	—	$—	—	$2,139,753
June 1 - June 30, 2025	—	$—	—	$2,139,753

(1)In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2025, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the fiscal years ended June 30, 2025 or 2024.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness, and other key financial information of the Company for fiscal years 2025 and 2024. Unless otherwise indicated, comparisons of financial information reflect the fiscal year ended June 30, 2025 versus the fiscal year ended June 30, 2024. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also the “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Report.

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

Although certain of the Company’s products could be viewed as essential by consumers for use with mobile phones and other portable electronic devices, many other models represent a more discretionary spend. The results of the Company’s operations are therefore susceptible to consumer confidence and adverse macroeconomic factors such as newly imposed tariffs, inflation, slower growth or recession, higher interest rates, and wage and commodity inflation. In addition, the economic sanctions imposed as a result of the Russia/Ukraine conflict have impacted certain of our customers in those markets and the surrounding regions.

Fiscal Year 2025 Summary

•Net sales grew 2.9% to $12,624,170, mainly as a result of a 48% increase in sales to our European distributors, a 16.5% increase in Direct-to-Consumer (DTC) sales. The growth was somewhat offset by lower sales to domestic distributors claiming excess inventory of prior year models of non-Koss electronics combined with a drop in sales to the Education market due to a delay in an order while awaiting budget approval. Overall domestic sales fell 8.4% while Export sales grew quite significantly at 48%.

•Gross profit as a percentage of sales increased by 3.7 percentage points over the prior fiscal year from 34.1% to 37.8%. A favorable sales mix, with a higher mix of higher margin sales to certain domestic distributors and DTC coupled with sales to Europe that generated higher than normal margins due to new product sales. The prior year’s adverse impact of the continued sell-through of inventory brought in at higher freight rates also contributed to the favorable gross margin for the 2025 fiscal year.

•Selling, general and administrative expenses increased 7.5% over the prior fiscal year principally due to the increase in new product compliance testing and certification. Legal fees and expenses also increased in support of the Company’s patent defense litigation and the settlement of an ADA lawsuit related to the Koss.com website.

•Total tax expense of $17,482 was recorded for the year ended June 30, 2025 driven by minimum required payments and in increase in the uncertain tax position (UTP) related to research and development credits taken in the prior year and the appropriate tax and penalties that would be incurred should there be a denial of the credits During the prior year, a federal tax benefit of $73,604 was recorded as a result of the return-to-provision adjustment identified during the third quarter of fiscal year 2024.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2025	2024
Net sales	$12,624,170	$12,265,069
Net sales increase (decrease) % from prior year period	2.9%	(6.4)%
Gross profit	$4,773,598	$4,185,447
Gross profit as % of net sales	37.8%	34.1%
Selling, general and administrative expenses	$6,510,721	$6,057,606
Selling, general and administrative expenses as % of net sales	51.6%	49.4%
Interest income	$879,774	$847,644
Loss before income tax provision (benefit)	$(857,349)	$(1,024,515)
Loss before income tax provision (benefit) as % of net sales	(6.8)%	(8.4)%
Income tax provision (benefit)	$17,482	$(73,604)
Income tax provision (benefit) as % of loss before income tax provision (benefit)	(2.0)%	7.2%

2025 Results of Operations Compared with 2024

Net sales for the year ending June 30, 2025 were $12,624,170, a 2.9% increase compared to $12,265,069 in the prior fiscal year, primarily behind a 48% increase in sales to Europe and a 16.5% increase in DTC sales.

Growth in net export sales of $1,185,738, or 48%, for the fiscal year 2025 is predominantly driven by the significant increase in sales to two of the Company’s largest European distributors, which consisted of nearly $1,400,000 new product sales. Sales to the Asian markets were up almost 52%, assisting Europe with the overall increase.

For the year ended June 30, 2025, domestic sales declined by 8.4%, or $826,637. Sales to our domestic distributors were down 27.3% behind weak commitments to stocking inventory and there was a $531,000 drop in sales to the Education market due to a delay in the finalization of a significant order while awaiting budget approval. E-tailer and Music and Books sales also declined $441,035 compared to the prior year. DTC and certain domestic distributors saw a combined sales increase of $860,019 for the year ended June 30, 2025, partially offsetting the overall decline. DTC sales represent 24% of the Company’s total sales and the noteworthy increase appears to be driven by new product launches, continued page optimizations and increased online advertising efforts.

Gross profit as a percentage of net sales for the year ended June 30, 2025 was 37.8% versus 34.1% for the prior fiscal year. Gross margins vary by customer, product, and markets and, as a result, any shifts in the mix can impact the overall gross margin. A favorable mix of higher margin sales to certain of our domestic distributors and DTC sales was coupled with a higher mix of sales to Europe which included a significant amount of sales of new product at higher margins. This was slightly offset by the adverse impact of newly imposed tariffs included in inventory sold in the last quarter of fiscal year 2025 along with a write-off of some obsolete inventory. The negative impact of the sell-through of inventory brought in at higher freight rates in the prior year also contributed to the increase in gross margins year over year. Freight rates increased slightly throughout the year due mainly to strong demand, capacity constraints and disruptions in major ports. Rates are expected to settle back down in the first part of the coming fiscal year as the Peak Season Surcharge (PSS) imposed in the fourth quarter of fiscal year 2025 was cancelled. The Company renewed its partnership agreement with a dedicated freight forwarder, which will continue to provide access to lower freight rates even if market rates should go up, and a lane was added to a bonded warehouse which may be utilized to defer tariff spend. The cost of additional loading, unloading and storage at this new facility will be offset by the delayed payments to the Custom Border Patrol for product stored there until final delivery to the Company. The first shipment to the bonded warehouse occurred in August 2025, deferring the tariffs until the product arrives at the Company’s plant in Milwaukee, WI. The Company continues to stay abreast of current events that might impact future freight rates and will act accordingly to ensure availability of goods. The impact of broader economic factors such as newly imposed tariffs, inflation and shifts in consumer behavior could result in overcapacity in the market and rising freight costs. The Company continues to monitor the situation.

Selling, general and administrative expenses rose by approximately $453,000, or 7.5%, for the fiscal year ended June 30, 2025. New product compliance testing and certifications were the main driver of the increase, combined with higher online marketing spend. Legal costs incurred for a Supreme Court appeal in the Company’s continued patent litigation, along with legal fees incurred and a settlement paid related to an ADA lawsuit brought against the Koss.com website, also contributed to the year over year increase. A reduction in stock-based compensation expense partially offset the increases as any remaining unvested stock options granted with the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) are nearly fully vested.

Interest income of $879,774 and $847,644 was recorded during the fiscal years ended June 30 2025 and 2024, respectively, due almost entirely to interest earned on the U.S. Treasury investments held during the years in order to earn a return on the Company’s excess cash while maintaining a low risk profile.

Total tax expense of $17,482 was recorded for the year ended June 30, 2025. Federal tax expense of $5,570 was recorded for the uncertain tax position related to research and development (R&D) credits taken in a prior year and state tax expense of $11,912 related mostly to minimum estimated state tax payments due. In the prior year, a net income tax benefit of $73,604 was reported for the year, which included a federal income tax benefit of $81,278 recorded as a result of the return-to-provision (RTP) adjustments recorded in the period identified. The RTP adjustments were identified as part of the preparation and submission of the fiscal year 2023 tax returns during the third quarter fiscal year 2024. State income tax expense of $7,674, which represented only the required minimum estimated tax payments due, partially offset the benefit. The effective tax rate was 2.1% for the fiscal year ended June 30, 2025 compared to 7.2% for the previous fiscal year.

The Company’s taxable losses for the years ended June 30, 2025 and 2024 increased the federal tax loss carryforward by approximately $1,150,000 and $1,270,000, respectively, resulting in an expected carryforward of approximately $34,00,000 by the end of the current fiscal year. The current fiscal year adjustment to the net operating loss carryforward increased the deferred tax asset to approximately $8,700,000 as of June 30, 2025, and the future realization of this continues to be uncertain. The valuation allowance was increased to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has, in the past, recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio and, if the program continues to be successful with the remaining complaints, the Company may receive additional royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position. There is no guarantee, however, of a positive outcome from these efforts, which could ultimately be time-consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $2.8 million of cash and cash equivalents, $12.9 million of short-term investments and available credit facilities of $5.0 million on June 30, 2025.

U.S. tariff policy has undergone significant changes under President Donald Trump’s administration, leading to heightened global trade tensions and economic repercussions. In April 2025, the U.S. government imposed tariffs of up to 145% on certain imports from China, significantly increasing the Company’s expected duty costs for goods sourced from China. On May 12, 2025, the U.S. and China reached a temporary 90-day trade truce, reducing these tariffs to approximately 30%. During fiscal year 2025, inflation remained elevated with Personal Consumption Expenditures (PCE) inflation up 2.6% compared to a year ago. The Federal Reserve has maintained higher interest rates, even amid persisting tariff-driven price pressures. Energy prices have seen some mild relief, although their deflationary impact is modest compared to tariff-induced inflation. As such, rising costs and tariff uncertainty continue to impact consumer confidence with cuts to discretionary spending, switching to lower-priced brands and delaying large purchases which, in turn, impact the Company’s sales volumes. Inflationary cost increases have resulted in higher costs of commodities, packaging materials, and wages, along with higher energy and transportation costs. These increases have been partially mitigated by somewhat higher pricing on new product launches, and the Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, risks of international operations, tight labor markets, and the challenges in recruitment and retention of talent.

The Company relies on our third-party supply chain, primarily in southern China, and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to pandemic related restrictions, geopolitical unrest, labor shortages or strikes, newly imposed tariffs, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

The global supply chain remains fragile despite pockets of stabilization and improved predictability. Freight rates have risen due to strong U.S. import demand and rerouting around the Red Sea and Suez Canal. While the Company rarely uses the Suez route and does not expect material impact, elevated costs and transit delays are affecting resellers who rely on carriers traversing that corridor. Freight rates may ease during the new fiscal year, but espionage, tariff uncertainly and capacity stress continue to pose risks. The Company continues to closely monitor developments in the tension in Eastern Europe and the Middle East, and the supply chain team remains ready to increase inventory investment as needed. This includes being alert to potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight.

Following Russia’s invasion of Ukraine in February 2022, global financial and credit markets around the world saw heightened volatility. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed sweeping sanctions and export controls targeting Russia’s financial sector, energy, technology, sovereign debt and key individuals. In January 2025, additional sanctions were authorized by the U.S. on Russia’s energy sector, imposing a petroleum services ban and secondary sanctions on operators, insurers, oil producers and certain vessels. The proposed “Sanctioning Russia Act of 2025” aims to impose secondary tariffs and sanctions on countries that continue to fund Russia’s war in Ukraine and Trump has threatened additional action against Russia if they don’t agree to a ceasefire with Ukraine. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia and during the years ended June 30, 2025 and 2024, there were no sales to customers in Russia.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2025	2024
Operating activities	$(214,908)	$(190,531)
Investing activities	(120,284)	(198,425)
Financing activities	305,908	134,975
Net (decrease) in cash and cash equivalents	$(29,284)	$(253,981)

Operating Activities

During the fiscal year ended June 30, 2025, cash used in operating activities of the Company consisted of approximately $375,000 of payments to the Custom Border Patrol for the newly imposed tariffs on product shipped from China. This was partially offset by IRS refunds of $262,000 relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options. Cash used in operating activities of the Company during the prior fiscal year related mostly to bonus payouts of $403,000 and funding of $362,000 relating to reimbursement of employee payroll taxes incorrectly withheld on the gains from the disqualifying dispositions of incentive stock options. Cash outflow was partially offset by tighter inventory buying practices and interest received on investments.

Investing Activities

Net cash used by investing activities for fiscal year 2025 was mostly related to capital expenditures comprised of a new roof section replacement for $346,000 and other leasehold improvements of approximately $75,000. The Company also paid life insurance premiums of $71,000 on company-owned life insurance policies for two of its executives. Proceeds of $14,303,000 from the maturity of U.S. Treasury securities were received during the year, of which $14,059,000 was reinvested in new similar securities at a discount of $197,000. For the fiscal year ended June 30, 2024, cash used by investing activities was related to capital expenditures, including the replacement of a roof section of the building and HVAC upgrades for approximately $330,000 and premiums of $82,000 on company-owned life insurance policies for two of its executives. Proceeds of $14,331,000 were received during the prior fiscal year from the maturity of U.S. Treasury securities which were mostly reinvested to purchase $14,286,000 of similar securities at a $300,000 discount.

Financing Activities

The cash generated from financing activities in the fiscal years ended June 30, 2025 and 2024 was solely a result of stock option exercises. In the fiscal year ended 2025, exercises of stock options for 156,643 shares generated $305,908 of cash while stock option exercises for 65,000 shares in the previous fiscal year generated $134,975 of cash.

As of June 30, 2025 and 2024, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under “Credit Facility").

Short Term Liquidity

The Company anticipates funding its normal recurring trade payables, accrued expenses, ongoing R&D costs, inventory purchases, related tariffs and any potential interest payments, if it utilizes its line of credit facility, through existing working capital, funds provided by operating activities and interest earned on investments. Payment terms for the majority of the Company’s international customers, as well as custom and OEM customers, are cash in advance whereby funds are received before a shipment is even made. The Company believes its existing cash, cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditure, or draw on its credit facilities. Management is focused on increasing sales, especially in the U.S. distributor market, DTC, and the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditure to ensure that it is effectively allocating resources in line with current market conditions.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility as well as letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment effective October 31, 2024 extended the maturity date to October 31, 2026. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2025 and 2024, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2025, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No stock repurchases were made under the program during the years ended June 30, 2025 or 2024.

As of June 30, 2025, the amount of common stock subject to repurchase by the Company under the Board of Director’s prior authorization remained $2,139,753 at the discretion of the Chief Executive Officer of the Company. Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

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

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have made estimates and we continually evaluate our estimates and judgments, including those related to doubtful accounts, product returns, excess inventories, warranties, impairment of long-lived assets, deferred compensation, income taxes and other contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, taking into consideration certain possible adverse impacts from inflation, recently enacted tariffs, the economic sanctions imposed on the international community as a result of the continued conflicts in Eastern Europe and the Middle East, and any changes to the global economic situation as a consequence of future pandemics. Actual results may differ from these estimates.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses. Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance based upon the current expected credit loss impairment model. The Company applies a historical loss rate based upon historic write-offs, adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts if they become aware of specific customer circumstances such as bankruptcy or deterioration in operational results or financial position. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2025, were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2025, was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Insider Trading Arrangements and Policies.

The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted the Insider Trading and Tipping Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by its directors, officers, and employees, as well as the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of the Company’s Insider Trading and Tipping Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Compensation

As described in Note 10 to the consolidated financial statements, the Company has a deferred compensation agreement with a current officer as of June 30, 2025 and 2024, which is measured at its estimated net present value. The principal consideration for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

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

Radnor, Pennsylvania

August 29, 2025

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,807,797	$2,837,081
Short term investments	12,879,882	12,104,459
Accounts receivable, less allowance for credit losses of $2,043 and $1,922, respectively	1,135,672	1,208,319
Inventories	4,885,067	4,473,680
Prepaid expenses and other current assets	738,330	1,081,437
Interest receivable	121,178	170,429
Income taxes receivable	36,179	41,756
Total current assets	22,604,105	21,917,161

Equipment and leasehold improvements, net	1,476,898	1,223,391

Other assets:
Long term investments	4,000,774	4,994,327
Operating lease right-of-use asset	2,518,088	2,765,445
Cash surrender value of life insurance	6,584,744	6,299,155
Total other assets	13,103,606	14,058,927

Total assets	$37,184,609	$37,199,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$819,330	$329,829
Accrued liabilities	582,140	462,858
Deferred revenue	242,644	229,384
Operating lease liability	252,579	239,688
Income taxes payable	42,958	35,899
Total current liabilities	1,939,651	1,297,658

Long-term liabilities:
Deferred compensation	2,226,454	2,093,124
Deferred revenue	119,314	119,787
Operating lease liability	2,289,155	2,541,734
Total long-term liabilities	4,634,923	4,754,645

Total liabilities	6,574,574	6,052,303

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,456,438 and 9,299,795, respectively	47,282	46,499
Paid in capital	13,741,384	13,404,477
Retained earnings	16,821,369	17,696,200
Total stockholders' equity	30,610,035	31,147,176

Total liabilities and stockholders' equity	$37,184,609	$37,199,479

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2025	2024
Net sales	$12,624,170	$12,265,069
Cost of goods sold	7,850,572	8,079,622
Gross profit	4,773,598	4,185,447

Selling, general and administrative expenses	6,510,721	6,057,606

Loss from operations	(1,737,123)	(1,872,159)

Interest income	879,774	847,644

Loss before income tax provision (benefit)	(857,349)	(1,024,515)

Income tax provision (benefit)	17,482	(73,604)

Net loss	$(874,831)	$(950,911)

Loss per common share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)

Weighted-average number of shares:
Basic	9,363,117	9,251,373
Diluted	9,363,117	9,251,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2025	2024
Operating activities:
Net loss	$(874,831)	$(950,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) credit losses	121	(4,105)
Depreciation of equipment and leasehold improvements	237,210	192,272
Net accretion of discount on treasury securities	(222,880)	(379,591)
Noncash operating lease expense	7,669	7,669
Stock-based compensation expense	31,782	155,834
Change in cash surrender value of life insurance	(215,012)	(197,363)
Provision for deferred compensation	133,330	96,004
Net changes in operating assets and liabilities:
Accounts receivable	72,526	175,303
Inventories	(411,387)	1,949,761
Prepaid expenses and other current assets	343,107	(78,923)
Interest receivable	49,251	(119,279)
Income taxes receivable	5,577	45,145
Income taxes payable	7,059	(51,338)
Accounts payable	489,501	62,316
Accrued liabilities	119,282	(1,020,193)
Deferred revenue	12,787	(73,132)
Net cash used in operating activities	(214,908)	(190,531)

Investing activities:
Purchase of equipment and leasehold improvements	(490,717)	(461,760)
Life insurance premiums paid	(70,577)	(81,744)
Proceeds from the maturity of treasury securities	14,303,000	14,331,000
Purchases of treasury securities	(13,861,990)	(13,985,921)
Net cash used in investing activities	(120,284)	(198,425)

Financing activities:
Proceeds from exercise of stock options	305,908	134,975
Net cash provided by financing activities	305,908	134,975

Net decrease in cash and cash equivalents	(29,284)	(253,981)
Cash and cash equivalents at beginning of year	2,837,081	3,091,062
Cash and cash equivalents at end of year	$2,807,797	$2,837,081

Supplemental cash flow information:
Cash paid (refunded) for income taxes	$4,847	$(67,410)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2023	9,234,795	46,174	13,113,993	18,647,111	31,807,278
Net loss	—	—	—	(950,911)	(950,911)
Stock-based compensation expense	—	—	155,834	—	155,834
Exercise of common stock options	65,000	325	134,650	—	134,975
Balance, June 30, 2024	9,299,795	46,499	13,404,477	17,696,200	31,147,176
Net loss	—	—	—	(874,831)	(874,831)
Stock-based compensation expense	—	—	31,782	—	31,782
Exercise of common stock options	156,643	783	305,125	—	305,908
Balance, June 30, 2025	9,456,438	$47,282	$13,741,384	$16,821,369	$30,610,035

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

BASIS OF PRESENTATION AND CONSOLIDATION — The Consolidated Financial Statements include the accounts of Koss and its subsidiaries, Koss Corp B.V. and Koss UK, which are 100%-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing. These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, amounted to $213,870 and $238,086 in 2025 and 2024, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $251,966 in 2025 and $142,859 in 2024. Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the “Code”). Amounts provided for income tax expense (benefit) are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision (benefit) for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating loss carryforwards, capitalization requirements of the Code, allowances for doubtful accounts, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax-related carryforwards. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

PATENT COSTS — The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred since no patent legal costs are probable to provide a future economic benefit.

LOSS PER COMMON SHARE — Loss per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification (“ASC”) which provides for calculation of “basic” and “diluted” loss per share. Basic loss per common share includes no dilution and is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution of securities that could share in the earnings losses of an entity. See Note 11 for additional information on loss per common share.

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

At June 30, 2025 and 2024, the allowance for credit losses was $2,043 and $1,922, respectively. Adjustments of $121 and ($4,105) were made during the years ended June 30, 2025 and 2024, respectively, to record the appropriate allowance per the aging method. No write-offs were necessary and there were no recoveries on prior losses in fiscal years 2025 and 2024. As such, the impact of the change on the Company’s financial statements was not significant. The opening balance of accounts receivable was $1,379,517 at June 30, 2023, net of the allowance for credit losses of $6,027.

PREPAID EXPENSES AND OTHER CURRENT ASSETS — Prepaid expenses and other current assets consist primarily of advance payments for software subscriptions and other services to be received in future periods, partial downpayments for inventory not yet received and a refund due from the Internal Revenue Service (“IRS”) for overpayment of improperly withheld amounts for Social Security and Medicare (“FICA”) taxes on the taxable gains resulting from disqualifying dispositions of Incentive Stock Options (ISO) beginning in fiscal year 2021. The Company has reimbursed the employees for the over withheld taxes.

As of June 30, 2025 and 2024, the net refund expected from the IRS is $491,677 and $722,498, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

INVENTORIES — As of June 30, 2025 and 2024, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

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

DEFERRED COMPENSATION —At June 30, 2025 and 2024, the Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 10 for additional information on deferred compensation.

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

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2025 or 2024.

LEGAL COSTS — All legal costs related to litigation, for which the Company is liable, are charged to operations as incurred, except contingent legal fees as described below. Proceeds from the settlement of legal disputes are recorded in other income when the amounts are determinable, and the collection is certain. License proceeds are considered functional and as such are recorded at a point in time, based on the underlying agreement. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time. Changes to the contingent legal fee expenses could have a material impact on the results of operations.

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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands annual and interim segment disclosure requirements by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included in each reported measure of segment profit or loss. The amendments also require disclosure of an amount for “other segment items” and additional interim information about segment profit or loss and assets.

The Company has a single reportable segment. Upon adoption of ASU 2023-07, the Company will be required to provide annual and interim disclosures of significant expense categories such as cost of goods sold, selling and general and administrative expenses when those amounts are regularly provided to the CODM, as well as a description of other segment items.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application to all prior periods presented. Because ASU 2023-07 relates solely to disclosure requirements, adoption does not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 18 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In March 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Certain Income Statement Expenses, which was subsequently amended by ASU 2025-01 in January 2025 to clarify and refine certain requirements. The ASU requires public business entities to disclose in the notes to the financial statements the amounts of employee compensation, depreciation, amortization, and inventory costs included in each relevant income statement line item. The guidance also requires disclosure of other expense categories if they are significant to an understanding of the entity’s financial performance. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 and entities are required to apply the amendments retrospectively. Early adoption is permitted.

The Company will evaluate the impact of these standards on its Consolidated Financial Statements and related disclosures. While the adoption of ASU 2024-03 and ASU 2025-01 will not affect the Company’s recognition, measurement or presentation of expenses on the face of the Consolidated Statements of Operations, it is expected to result in expanded disclosures in the notes to the Consolidated Financial Statements. The Company has not yet determined whether it will early adopt the guidance.

3.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	2025	2024
United States	$8,968,799	$9,795,438
Export	3,655,371	2,469,631
Net Sales	$12,624,170	$12,265,069

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $230,192 and $308,851 in the years ended June 30, 2025 and 2024, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $422,303 as of June 30, 2023. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of June 30, 2025 and 2024, respectively:

	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,880,656	$52,103	$625	$16,932,134
Total	$16,880,656	$52,103	$625	$16,932,134

	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,098,786	$—	$56,278	$17,042,508
Total	$17,098,786	$—	$56,278	$17,042,508

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of June 30, 2025 and 2024, respectively:

	Amortized Cost Basis	Fair Value
Due within one year	$12,879,882	$12,909,183
Due after one year through five years	4,000,774	4,022,951
Total	$16,880,656	$16,932,134

	Amortized Cost Basis	Fair Value
Due within one year	$12,104,459	$12,075,702
Due after one year through five years	4,994,327	4,966,806
Total	$17,098,786	$17,042,508

5.    INVENTORIES

The components of inventories at June 30, 2025 and 2024 were as follows:

	2025	2024
Raw materials	$1,966,662	$1,973,531
Finished goods	4,815,881	4,357,621
Inventories, gross	6,782,543	6,331,152
Reserve for obsolete inventory	(1,897,476)	(1,857,472)
Inventories, net	$4,885,067	$4,473,680

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2025 and 2024 are summarized as follows:

	Estimated useful lives (in years)	2025	2024
Machinery and equipment	5 - 10	$619,064	$619,064
Furniture and office equipment	5 - 10	337,419	337,419
Tooling	5	3,898,743	3,765,766
Computer & technology equipment	3 - 5	197,073	197,073
Leasehold improvements	3 - 11	3,591,681	3,171,070
Assets in progress	N/A	297,120	359,990
		8,941,100	8,450,382
Less: accumulated depreciation and amortization		7,464,202	7,226,991
Equipment and leasehold improvements, net		$1,476,898	$1,223,391

During the fiscal years ended June 30, 2025 and 2024, depreciation expense was $237,210 and $192,272, respectively.

7.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets. The income tax provision (benefit) in 2025 and 2024 consisted of the following:

Years Ended June 30,	2025	2024
Current:
Federal	$5,570	$(81,278)
State	11,912	7,674
Deferred	—	—
Total income tax provision (benefit)	$17,482	$(73,604)

The 2025 and 2024 tax results in an effective rate different than the federal statutory rate because of the following:

Years Ended June 30,	2025	2024
Federal income tax benefit at statutory rate	$(171,882)	$(214,457)
State income tax liability, net of federal income tax effect	(28,359)	(41,386)
Increase in valuation allowance	207,877	270,679
Stock option (deduction)	(152,407)	(243)
All other permanent items	(47,104)	(45,299)
R&D credit	(6,999)	(25,459)
Return-to-provision adjustment	3,411	(81,738)
Deferred adjustment related to payroll tax withholding on disqualifying disposition of incentive stock options	33,665	110,906
State tax rate change	43,812	(55,248)
Uncertain tax position	4,279	2,593
Deferred adjustment related to state net operating loss	119,059	—
Other	12,130	6,048
Total income tax provision (benefit)	$17,482	$(73,604)

During the year ended June 30, 2025, a federal tax provision of $5,570 was recorded for the uncertain tax position related to research and development (R&D) credits taken in a prior year. State income tax expense of $11,912, which represented only the required minimum estimated state tax payments due, combined with the federal tax expense for a total income tax expense of $17,482. For the year ended June 30, 2024, a federal tax benefit of $81,278 was recorded as a result of the Return-to-Provision (RTP) adjustment. State tax expense of $7,674 was also recorded in that same period for the required minimum state tax payments. For the year ended June 30, 2025, another $1,150,000 was added to the NOL balance as a result of taxable net losses generated. For NOLs arising in tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (“TCJA”) limits the NOL deduction to 80 percent of taxable income. As such, the utilization of the Company’s net operating loss carryforwards from fiscal years after 2018 is limited to 80 percent of the resulting taxable income.

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2025 and 2024 include:

	2025	2024
Deferred income tax assets:
Deferred compensation	$541,577	$523,785
Stock-based compensation	34,315	76,532
Accrued expenses and reserves	498,423	501,736
Deferred revenue	123,766	102,519
Federal and state net operating loss carryforwards	8,697,265	8,508,548
IRC Section 174 research and development costs	127,053	116,204
Credit carryforwards	173,529	184,406
Equipment and leasehold improvements	184,868	159,648
Operating lease liability	618,268	696,026
Valuation allowance	(10,384,574)	(10,176,697)
Total deferred income tax assets	614,490	692,707

Deferred income tax liabilities:
Operating right-of-use asset	(612,516)	(692,028)
Other	(1,974)	(679)
Total deferred income tax liabilities	(614,490)	(692,707)
Net deferred income tax assets	$—	$—

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $34,000,000 which can be carried forward indefinitely and state net operating loss carryforwards totaling approximately $11,231,000 in Wisconsin, which expire in tax years 2029 through 2044 and approximately $15,367,000 in other states. Given a taxable net loss for fiscal year 2025, it is expected that $1,150,000 will be added to the Company’s federal net operating loss carryforwards and, given recurring taxable losses with the exception of fiscal year 2023 whereby taxable income was generated mainly as a result of non-recurring license proceeds, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance. For the year ended June 30, 2024, the Company added federal net operating loss carryforwards of approximately $1,270,000 as a result of a taxable net loss for that fiscal year.

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

	Balance,	Decrease (Increase)
	beginning	in valuation	Balance,
Years Ended June 30,	of year	allowance	end of year
2025	$(10,176,697)	$(207,877)	$(10,384,574)
2024	$(9,906,018)	$(270,679)	$(10,176,697)

Generally accepted accounting principles in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Due to positive taxable income in prior years, a significant portion of the Company’s federal R&D tax credits were taken, including carryovers. The claim for research and development (R&D) tax credits continues to be a highly scrutinized area by the Internal Revenue Service and, while the Company is confident in its credit claim, it cannot anticipate the impact that future guidance could have on current claims. Due to the costs of defense, the Company may also decide to settle for less than the full amount of the credits used on the returns. As a result, the Company believes that it is more likely than not that upon audit, the realization of the credits used would be 80% and accordingly recorded a liability as a reserve for an uncertain tax position (“UTP”) related to the R&D credits taken. The UTP balance is $38,100 and $28,200 at June 30, 2025 and 2024, respectively. The UTP increased during 2025 due to an additional credit amount utilized with the fiscal year 2024 tax return. The reserve for UTP is recorded in income taxes payable on the Consolidated Balance Sheets. There were no other matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s Consolidated Financial Statements for the years ended June 30, 2025 and 2024.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes. No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2025 or 2024. The Company records interest related to unrecognized tax benefits, when applicable, in interest expense.

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company’s federal tax returns and state income tax returns are open for the standard statutory period.

8.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers, and liquidations, among other restrictions. As of June 30, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of June 30, 2025 and 2024, there were no outstanding borrowings on the facility and there was no interest expense recognized during the years then ended.

9.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2025, and 2024 were as follows:

	2025	2024
Cooperative advertising and promotion allowances	$122,561	$86,935
Customer credit balances	43,811	33,453
Employee benefits	94,663	72,240
Legal and professional fees	57,300	80,200
Bonus and profit-sharing	30,000	52,563
Sales commissions	50,844	44,045
Sales returns	16,434	11,615
Volume incentive rebates	130,420	48,896
Other	36,107	32,911
Total accrued liabilities	$582,140	$462,858

10.    DEFERRED COMPENSATION

As of June 30, 2025 and 2024, the Company has a deferred compensation agreement with a current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's non-current deferred compensation obligation is recorded as deferred compensation in the Consolidated Balance Sheets.

The deferred compensation liability of $2,226,454 and $2,093,142 recorded at June 30, 2025 and June 30, 2024, respectively, relates to a supplemental retirement plan for a current officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. Deferred compensation expense of $133,330 and $96,004 was recognized under this arrangement during the years ended June 30, 2025 and 2024, respectively, to record the liability at net present value of the future expected payments. The net present value was calculated using a discount factor of 5.81% and 5.55% at June 30, 2025 and 2024, respectively. The life expectancies used in the calculation of net present value were 17.30 and 18.10 years for fiscal years ended June 30, 2025 and 2024, respectively. The increase in the deferred compensation expense recorded in the year ended June 30, 2025 compared to the prior year was due mainly to the annual increase in the future payments under the arrangement along with the reduction in the time period before payments commence, offset partially by the increase in the discount factor. The current officer's retirement date is estimated to be October 2029.

11.    LOSS PER COMMON SHARE

Basic loss per share is computed based on the weighted-average number of common shares outstanding. Diluted loss per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Years Ended June 30,
	2025	2024
Numerator
Net (loss) income	$(874,831)	$(950,911)

Denominator
Weighted average shares, basic	9,363,117	9,251,373
Dilutive effect of stock compensation awards (1)	—	-
Diluted shares	9,363,117	9,251,373

Net loss attributable to common shareholders per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)

(1) Excludes 385,613 and 717,024 weighted average stock options during the years ended June 30, 2025 and 2024 as the impact of such awards was anti-dilutive.

12.    STOCK OPTIONS

In July 2023, pursuant to the recommendation of the Board of Directors, the shareholders approved the creation of the Koss Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Concurrently with the adoption of the new plan, the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) was terminated. The Compensation Committee of the Board of Directors administers the 2023 Plan and provides for the granting of various stock-based incentive awards to eligible participants, primarily officers and certain key employees of the Company. 2,000,000 shares of common stock were authorized for issuance under the 2023 Plan, plus any shares subject to awards remaining outstanding under the 2012 Plan that expired or are otherwise forfeited, canceled, or terminated. The Company’s Board of Directors will determine the terms and conditions under which an option will become exercisable but expects that stock options granted under the 2023 Plan will vest over a three-to-five-year period from the date of grant. An option will expire no more than ten years from its grant date, with the exception of incentive stock options held by a 10% stockholder, which will expire no more than five years from the grant date. As with the 2012 Plan, pursuant to the 2023 Plan, new shares will be issued upon exercise of stock options. As of June 30, 2025, no new stock-based awards have been granted under the 2023 Plan.

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

As of June 30, 2025, there was $1,473 of total unrecognized compensation cost related to stock options granted under the 2012 Plan. This cost is expected to be recognized over a weighted average period of 0.06 years. The Company recognized stock-based compensation expense of $31,782 and $155,834 in 2025 and 2024, respectively. These expenses were included in selling, general and administrative expenses.

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 2012 Plan:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2023	920,911	$1.73 - $2.92	$2.21	2.21	$1,373,117
Granted	—	$—	$—
Exercised	(65,000)	$1.73 - $2.65	$2.08
Expired	(200,000)	$$2.92	$2.92
Forfeited	—	$—	$—
Shares under option at June 30, 2024	655,911	$1.73 - $2.65	$2.01	1.65	$1,602,600
Granted	—	$—	$—
Exercised	(156,643)	$1.73 - $2.65	$1.95
Expired	(220,911)	$$2.17	$2.17
Forfeited	(5,000)	$$1.73	$1.73
Shares under option at June 30, 2025	273,357	$1.73 - $2.65	$1.91	1.45	$871,190
Exercisable as of June 30, 2024	501,911	$1.73 - $2.65	$2.05	1.19	$1,202,985
Exercisable as of June 30, 2025	253,357	$1.73 - $2.65	$1.93	1.16	$803,790

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2025 and 2024 is as follows:

	2025	2024
Total intrinsic value of stock options exercised	$671,786	$179,865
Cash received from stock option exercises	$305,908	$134,975
Total fair value of stock options vested	$144,327	$278,208
Total recognized tax benefit	$140,892	$37,073

A summary of the Company’s non-vested stock option activity and related weighted-average grant date fair values for the fiscal years ended June 30, 2025 and 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2023	388,666	$1.17
Granted	—	—
Vested	(234,666)	1.19
Forfeited	—	—
Non-vested as of June 30, 2024	154,000	1.14
Granted	—	—
Vested	(129,000)	1.12
Forfeited	(5,000)	1.22
Non-vested as of June 30, 2025	20,000	$1.22

13.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2025, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2025 or 2024.

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

Supplemental information related to lease expense and valuation of the ROU asset and liability was as follows:

	Year Ended
	2025	2024
Operating lease cost	$387,669	$387,669
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	8	9
Weighted-average discount rate	5.25%	5.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating lease liabilities reported on the 2025 Consolidated Balance Sheet is as follows:

Year Ending June 30,
2026	$380,000
2027	380,000
2028	380,000
2029	397,000
2030	397,000
Thereafter	1,191,000
Total lease payments	3,125,000
Present value adjustment	(583,266)
Total lease liabilities	$2,541,734

15.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease is described more fully in Note 14.

16.    EMPLOYEE BENEFIT PLANS

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the years ended June 30, 2025 or 2024, respectively.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the Board of Directors. For fiscal years 2025 and 2024, the matching contribution was 25% of employee contributions to the plan. Vesting of Company contributions occurs immediately. Company contributions were $79,240 and $80,831 during 2025 and 2024, respectively.

17.    CONCENTRATIONS

In the years ended June 30, 2025 and 2024, the Company’s largest concentration of sales came from DTC through the Amazon portal and were approximately 19% and 17% of net sales in fiscal year 2025 and 2024, respectively. The five largest customers of the Company accounted for approximately 50% of net sales in fiscal year 2025 and 46% in fiscal year 2024.

The three customers with individual accounts receivable balances greater than 10% as of June 30, 2025 were Access Catalog, Ingram Micro and Amazon Vendor Central. As of June 30, 2025 and 2024, accounts receivable from Access Catalog represented 16% and less than 10% of total trade accounts receivable, respectively, Ingram Micro accounts receivable represented 13% and 18%, respectively, and Amazon Vendor Central accounts receivable represented approximately 11% and 15%, respectively. The Computer Supply People accounts receivable as of June 30, 2025 and 2024 was less than 10% and 12%, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 5% of the Company's trade accounts receivable at both June 30, 2025 and 2024, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan. The majority of the contract manufacturing is done by two vendors with one vendor representing approximately 68% and 65% of the manufacturing costs in fiscal years 2025 and 2024, respectively. The Company has a long-term relationship with this vendor. However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

18.    SEGMENT INFORMATION

The Company has a single reportable segment, the design, manufacture and sale of headphones and related accessories, which reflects the manner in which the Company’s Chief Executive Officer, who is the Company’s CODM, regularly reviews financial information to manage the business, allocate resources and assess performance. The headphones are sold through retailers and distributors both domestically and internationally, as well as direct-to-consumer.

The CODM regularly reviews revenue, certain significant expense categories, net income and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

Years Ended June 30,	2025	2024
Net sales	$12,624,170	$12,265,069
Cost of goods sold	7,850,572	8,079,622
Gross profit margin	37.8%	34.1%
Selling, general and administrative expenses:
New product certification and compliance testing	226,719	22,036
Legal and professional expense	999,359	940,090
Deferred compensation expense	133,330	96,004
Other selling, general and administrative expenses	5,151,313	4,999,476
Selling, general and administrative expenses	6,510,721	6,057,606
Net loss	(874,831)	(950,911)

Segment net loss includes interest income and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of June 30,	2025	2024
Cash and cash equivalents	$2,807,797	$2,837,081
Short term investments	12,879,882	12,104,459
Long term investments	4,000,774	4,994,327
Inventories	4,885,067	4,473,680
Total segment assets	37,184,609	37,199,479

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the year ended June 30, 2024. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding consolidated financial statement line items. There was no impact on previously reported consolidated net income, financial position or cash flows.

19.    LEGAL MATTERS

As of June 30, 2025, the Company is involved in the following matters described below:

•As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has filed complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts, such as contingent legal fees, will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its Consolidated Financial Statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

•In early fiscal year 2020, the Company was notified by One-E-Way, Inc. that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was sent to the Company on March 18, 2025. The Company is investigating the merits of the notice. Depending on the results of the investigation and the defense of these allegations, the ultimate resolution of this matter may have a material effect on the Company's Consolidated Financial Statements. The Company estimates that this matter will ultimately be resolved at a cost of approximately $41,000 and has accrued this amount in accrued liabilities as of June 30, 2025 and 2024.

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

20. SUBSEQUENT EVENTS

The Company leases a reach truck under a financing lease arrangement. The lease has a non-cancelable term of 36 months and requires monthly payments of $990, due on the first day of each month, beginning July 1, 2025. The lease contains a $1 purchase option at the end of the lease term that the Company is reasonably certain to exercise, and at which time ownership of the lift truck will transfer to the Company.

At lease commencement, the Company recognized a right-of-use (“ROU”) asset and a corresponding lease liability of $31,716, representing the present value of lease payments discounted at the current borrowing rate per the lessor of 7.75%. The ROU asset will be presented within Other Assets and will be amortized over the lease term. The lease liability will be presented within Current and Long-Term Liabilities on the Consolidated Balance Sheet.

On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act (the “OBBB Act”), which introduced significant tax changes such as making permanent many of the provisions of the TCJA, while introducing new, or restructuring other, tax policies. The provisions include modification to corporate tax rates, expensing rules for research and development, restoration of the 100% bonus depreciation deduction, treatment of foreign income and various other changes to credits and deductions.

The Company will assess the specific financial statement implications and evaluate the impacts on income taxes payable, deferred tax assets and liabilities (including valuation allowances), and the effective tax rate, in accordance with ASC 740. Given the complexity of the legislation and the variables involved, management is currently unable to reasonably estimate the financial impact on the Company.

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
9.1

Restated Koss Voting Trust Agreement by and among Michael J. Koss (the Voting Trustee) and John C. Koss, Jr. and Michael J. Koss, as co-Trustees of the John C. Koss, Sr. Revocable Trust, the Nancy Koss 2012 Trust, the Koss Family Trust and Michael J. Koss as President of K.F.T. Corporation. Filed as Exhibit 9.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 and incorporated herein by reference.

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

10.3	Revolving Credit Agreement dated May 14, 2019, between Koss Corporation and Town Bank. Filed as Exhibit 10.1 to the Company’s Form 8-K on May 16, 2019 and incorporated herein by reference.
10.4

First Amendment to Revolving Credit Agreement dated January 28, 2021, and between Koss Corporation and Town Bank. Filed as Exhibit 10.1 to the Company’s Form 10-Q on January 29, 2021 and incorporated herein by reference.

10.5

Second Amendment to Revolving Credit Agreement dated February 4, 2022. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 and incorporated herein by reference.

10.6

Third Amendment to Revolving Credit Agreement, effective October 30, 2022, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 28, 2022 and incorporated herein by reference.

10.7

Fourth Amendment to Revolving Credit Agreement, effective October 30, 2024, by and between the Company and Town Bank. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2024 and incorporated herein by reference.

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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.
19.1	Koss Corporation Insider Trading and Tipping Policy**
21.1	Subsidiaries of Koss Corporation. Filed as Exhibit 21.1 to the Company’s Annual report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
23.1	Consent of Wipfli LLP. **
31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **
31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
97	Koss Corporation Incentive-Based Compensation Clawback Policy. Filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and incorporated herein by reference.

101

The following financial information from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended June 30, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024 and (v) the Notes to the Consolidated Financial Statements.

104

The cover page from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on August 29, 2025, formatted in XBRL Cover Page Interactive Data File **

__________________________

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith
***

Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 29, 2025
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ Kim M. Schulte	August 29, 2025
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 29, 2025.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Steven A. Leveen	/s/ William J. Sweasy
Steven A. Leveen, Director	William J. Sweasy, Director

/s/ Lenore E. Lillie
Lenore E. Lillie, Director