Form 10-Q
period 2025-09-30
KOSS CORP
filed 2025-10-31
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2025

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

At October 27, 2025, there were 9,456,438 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2025

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,515,913	$2,807,797
Short term investments	13,942,994	12,879,882
Accounts receivable, less allowance for credit losses of $2,043 at September 30, 2025 and June 30, 2025, respectively	963,457	1,135,672
Inventories	4,647,319	4,885,067
Prepaid expenses and other current assets	465,322	738,330
Interest receivable	104,364	121,178
Income taxes receivable	30,297	36,179
Total current assets	22,669,666	22,604,105

Equipment and leasehold improvements, net	1,680,042	1,476,898

Other assets:
Long term investments	4,000,985	4,000,774
Finance lease right-of-use asset	29,073	—
Operating lease right-of-use asset	2,454,260	2,518,088
Cash surrender value of life insurance	6,829,369	6,584,744
Total other assets	13,313,687	13,103,606

Total assets	$37,663,395	$37,184,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$978,468	$819,330
Accrued liabilities	516,381	582,140
Deferred revenue	247,884	242,644
Finance lease liability	9,957	—
Operating lease liability	255,909	252,579
Income taxes payable	33,088	42,958
Total current liabilities	2,041,687	1,939,651

Long-term liabilities:
Deferred compensation	2,387,338	2,226,454
Deferred revenue	135,829	119,314
Finance lease liability	19,387	—
Operating lease liability	2,223,916	2,289,155
Total long-term liabilities	4,766,470	4,634,923

Total liabilities	6,808,157	6,574,574

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,456,438 at September 30, 2025 and June 30, 2025, respectively	47,282	47,282
Paid in capital	13,742,858	13,741,384
Retained earnings	17,065,098	16,821,369
Total stockholders' equity	30,855,238	30,610,035

Total liabilities and stockholders' equity	$37,663,395	$37,184,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2025	2024
Net sales	$4,070,778	$3,201,868
Cost of goods sold	2,442,086	2,028,942
Gross profit	1,628,692	1,172,926

Selling, general and administrative expenses	1,674,732	1,810,059

Loss from operations	(46,040)	(637,133)

Other income (expense):
Interest income	293,128	220,358
Interest expense	(599)	—
Total other income, net	292,529	220,358

Income (loss) before income tax provision	246,489	(416,775)

Income tax provision	2,760	2,760

Net income (loss)	$243,729	$(419,535)

Income (loss) per common share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Weighted-average number of shares:
Basic	9,456,438	9,310,002
Diluted	9,537,817	9,310,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2025	2024
Operating activities:
Net income (loss)	$243,729	$(419,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of equipment and leasehold improvements	67,427	53,133
Net amortization of discount on treasury securities	(63,594)	(75,821)
Amortization of finance lease right-of-use asset	2,643	—
Noncash operating lease expense	1,918	1,917
Stock-based compensation expense	1,474	14,264
Change in cash surrender value of life insurance	(193,324)	(165,291)
Provision for deferred compensation	160,884	197,374
Net changes in operating assets and liabilities:
Accounts receivable	172,215	(180,291)
Inventories	237,748	(261,430)
Prepaid expenses and other current assets	273,008	(80,096)
Interest receivable	16,814	55,814
Income taxes receivable	5,882	(2,529)
Income taxes payable	(9,870)	(7,674)
Accounts payable	(110,333)	401,865
Accrued liabilities	(65,759)	650,248
Deferred revenue	21,755	19,606
Net cash provided by operating activities	762,617	201,554

Investing activities:
Purchase of equipment and leasehold improvements	(1,100)	(357,193)
Life insurance premiums paid	(51,301)	(70,577)
Proceeds from the maturity of treasury securities	—	5,034,000
Purchases of treasury securities	(999,729)	(4,999,003)
Net cash used in investing activities	(1,052,130)	(392,773)

Financing activities:
Proceeds from exercise of stock options	—	104,870
Principal payments on finance lease obligations	(2,371)	—
Net cash (used in) provided by financing activities	(2,371)	104,870

Net decrease in cash and cash equivalents	(291,884)	(86,349)
Cash and cash equivalents at beginning of period	2,807,797	2,837,081
Cash and cash equivalents at end of period	$2,515,913	$2,750,732

KOSS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (Unaudited)	Three Months Ended
	September 30
	2025	2024
Supplemental cash flow information:
Right of use assets obtained in exchange for finance lease liabilities	31,716	—
Cash paid for interest on finance lease liability	599	—
Acquisition of fixed asset through assumption of a liability	269,471	—
Cash paid, net of refunds, for income taxes:
State of New York	2,022	1,550
State of Texas	2,000	6,500
State of Massachusetts	1,580	591
State of New Jersey	1,000	1,518
State of California	—	1,600
State of North Carolina	—	1,054
Other	225	150
Total cash paid, net of refunds for income taxes	$6,827	$12,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2025	9,456,438	$47,282	$13,741,384	$16,821,369	$30,610,035
Net income	—	—	—	243,729	243,729
Stock-based compensation expense	—	—	1,474	—	1,474
Balance, September 30, 2025	9,456,438	$47,282	$13,742,858	$17,065,098	$30,855,238

	Three Months Ended September 30, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176
Net loss	—	—	—	(419,535)	(419,535)
Stock-based compensation expense	—	—	14,264	—	14,264
Stock option exercises	51,000	255	104,615	—	104,870
Balance, September 30, 2024	9,350,795	$46,754	$13,523,356	$17,276,665	$30,846,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2025 and 2024, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

B)    INVESTMENTS

Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. The securities are carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses are recognized when realized. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization or accretion is included in interest income, along with other interest income earned on cash and cash equivalents. Accrued interest receivable on held-to-maturity debt securities is shown separately on the condensed consolidated balance sheets and is not included in any estimate for credit losses. No allowance for credit losses on held-to-maturity U.S. Treasury securities is recorded as these securities have the following characteristics that support a zero-loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses. See Note 2 for additional information on investments.

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

An income tax provision of $2,760 was recorded during the three months ended September 30, 2025 and 2024 for minimum state required tax payments only and there were no federal income tax provisions recorded due to net operating loss carryforwards (“NOLs”) available to offset taxable income. Application of available NOLs to potential future taxable income would minimize any tax payment requirements. NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”). As such, the future utilization of all federal NOLs available to the Company is limited to 80 percent of the resulting taxable income.

The Company's tax loss carryforward as of September 30, 2025 was approximately $34,500,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

E) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at September 30, 2025 and June 30, 2025 is $2,387,338 and $2,226,454, respectively. Compensation expense of $160,884 was recorded during the three months ended September 30, 2025 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to completing an additional year of service, as well as a slight decrease in the discount factor. The discount factor used to calculate the net present value of the liability was 5.81% at June 30, 2025 and declined to 5.53% at September 30, 2025. For the three months ended September 30, 2024, compensation expense of $197,374 was recorded under this arrangement.

F) RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid and requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments. The new guidance was adopted prospectively as of July 1, 2025 and ASU 2023-09 does not mandate retrospective disclosure. Given the ASU relates solely to disclosure requirements, adoption does not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 4 for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 40): Disaggregation of Certain Income Statement Expenses, which was subsequently amended by ASU 2025-01 in January 2025 to clarify and refine certain requirements. The ASU requires public business entities to disclose in the notes to the financial statements the amounts of employee compensation, depreciation, amortization, and inventory costs included in each relevant income statement line item. The guidance also requires disclosure of other expense categories if they are significant to an understanding of the entity’s financial performance. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 and entities are required to apply the amendments retrospectively. Early adoption is permitted.

The Company will evaluate the impact of the standards on its Consolidated Financial Statements and related disclosures. While the adoption of ASU 2024-03 and ASU 2025-01 will not affect the Company’s recognition, measurement or presentation of expenses on the face of the Consolidated Statements of Operations, it is expected to result in expanded disclosures in the notes to the Consolidated Financial Statements. The Company has not yet determined whether it will early adopt the guidance.

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$17,943,979	$61,884	$—	$18,005,863
Total	$17,943,979	$61,884	$—	$18,005,863

	June 30, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,880,656	$52,103	$625	$16,932,134
Total	$16,880,656	$52,103	$625	$16,932,134

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Amortized Cost Basis	Fair value
Due within one year	$13,942,994	$13,979,090
Due after one year through five years	4,000,985	4,026,773
Total	$17,943,979	$18,005,863

	June 30, 2025
	Amortized Cost Basis	Fair value
Due within one year	$12,879,882	$12,909,183
Due after one year through five years	4,000,774	4,022,951
Total	$16,880,656	$16,932,134

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2025	June 30, 2025
Raw materials	$1,910,151	$1,966,662
Finished goods	4,668,658	4,815,881
Inventories, gross	6,578,809	6,782,543
Reserve for obsolete inventory	(1,931,490)	(1,897,476)
Inventories, net	$4,647,319	$4,885,067

4.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the condensed consolidated balance sheets. The Company’s income tax expense for the three months ended September 30, 2025 and 2024 consisted of the following:

Three Months Ended September 30,	2025	2024
Federal	$—	$—
State	2,760	2,760
Foreign	—	—
Total income tax provision	$2,760	$2,760

All income is derived from domestic operations.

For the three months ended September 30, 2025 and 2024, respectively, the effective tax rate was 1.1% and 0.7%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state net operating loss (NOL) carryforwards that existed as of June 30, 2025.

The effective tax rate for the current quarter differs from the U.S. federal statutory rate of 21% primarily due to:

•State income taxes, net of federal benefit

•Officer life insurance

•Non-deductible meals and entertainment expense

•Research and development tax credits

•Nondeductible stock options expense

•Changes in valuation allowances on deferred tax assets

The Company will provide the enhanced annual disclosures required by ASU 2023-09, including the detailed rate reconciliation and jurisdictional income taxes paid, in its Form 10-K for the year ending June 30, 2026.

No material changes in uncertain tax positions or valuation allowances were recorded during the three-month period ended September 30, 2025.

5.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2025 and June 30, 2025, there were no outstanding borrowings on the facility.

6.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2025	2024
United States	$3,321,738	$2,167,364
Export	749,040	1,034,504
Net Sales	$4,070,778	$3,201,868

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the three months ended September 30, 2025 and 2024, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $51,396 and $77,103, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

7. INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended September 30,
	2025	2024
Numerator
Net income (loss)	$243,729	$(419,535)

Denominator
Weighted average shares, basic	9,456,438	9,310,002
Dilutive effect of stock compensation awards (1)	81,379	—
Diluted shares	9,537,817	9,310,002

Net income (loss) attributable to common shareholders per share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

(1) Excludes 477,043 weighted average stock options during the three months ended September 30, 2024 as the impact of such awards was anti-dilutive. For the three months ended September 30, 2025, no stock options were anti-dilutive.

8.    RELATED PARTY TRANSACTIONS

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

9.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2025, four of the Company’s customers each represented more than 10% of total accounts receivable, and collectively these customers accounted for approximately 61% of total accounts receivable (23%, 16% 11% and 11%, respectively). At June 30, 2025, three customers each represented more than 10% of total accounts receivable (16%, 13% and 11%, respectively), comprising approximately 40% of total trade receivables.

10.   SEGMENT INFORMATION

The Company has a single reportable segment, the design, manufacture and sale of headphones and related accessories, which reflects the manner in which the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), regularly reviews financial information to manage the business, allocate resources and assess performance. The headphones are sold through retailers and distributors both domestically and internationally, as well as direct-to-consumer.

The CODM regularly reviews revenue, certain significant expense categories, net income and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

Three Months Ended September 30,	2025	2024
Net sales	$4,070,778	$3,201,868
Cost of goods sold	2,442,086	2,028,942
Gross profit margin	40.0%	36.6%
Selling, general and administrative expenses:
New product certification and compliance testing	13,032	87,741
Legal and professional expense	229,134	283,891
Deferred compensation expense	160,884	197,374
Other selling, general and administrative expenses	1,271,682	1,241,053
Selling, general and administrative expenses	1,674,732	1,810,059
Net income (loss)	243,729	(419,535)

Segment net income (loss) includes interest income, interest expense and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of	September 30, 2025	June 30, 2025
Cash and cash equivalents	$2,515,913	$2,807,797
Short term investments	13,942,994	12,879,882
Long term investments	4,000,985	4,000,774
Inventories	4,647,319	4,885,067
Total segment assets	37,663,395	37,184,609

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the three months ended September 30, 2024 for statement of operations items. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items. There was no impact on previously reported consolidated net income, financial position or cash flows.

11.    LEGAL MATTERS

As of September 30, 2025, the Company is involved in the matters described below:

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

The ultimate resolution of these matters is not determinable unless otherwise noted.

In early fiscal 2020, the Company was notified by One-E-Way, Inc. (“One-E-Way”) that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was served on the Company on March 18, 2025 and the complaint was settled in September 2025. The matter was settled for $22,200 and had been adequately accrued for as of June 30, 2025.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; trade tensions between the U.S. and China given recently enacted tariffs and their uncertainty; the impact of the ongoing conflict in Eastern Europe and the instability in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and subsequently filed Quarterly Reports on Form 10-Q.

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

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements our management’s discussion and analysis for the year ended June 30, 2025 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2025, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30
Financial Performance Summary	2025	2024
Net sales	$4,070,778	$3,201,868
Net sales increase (decrease) % from prior year period	27.1%	(5.1)%
Gross profit	$1,628,692	$1,172,926
Gross profit as % of net sales	40.0%	36.6%
Selling, general and administrative expenses	$1,674,732	$1,810,059
Selling, general and administrative expenses as % of net sales	41.1%	56.5%
Interest income	$293,128	$220,358
Interest expense	$(599)	$—
Income (loss) before income tax provision	$246,489	$(416,775)
Income (loss) before income tax provision as % of net sales	6.1%	(13.0)%
Income tax provision	$2,760	$2,760
Income tax provision as % of income (loss) before income tax provision	1.1%	(0.7)%

Fiscal 2026 Period Results Compared with Fiscal 2025 Period

(comments refer to the three-month periods ended September 30, 2025 and 2024 unless otherwise noted)

Net sales for the three months ended September 30, 2025 totaled $4,071,000, which reflects an increase of $869,000, or 27.1%, compared to $3,202,000 in the same period of the previous year. This growth was primarily attributable to a substantial order from an Education customer, as well as an increase in direct-to-consumer (DTC) sales of $170,000, or 22.5%, and a notable 243% year-over-year rise in sales to the Asia market. These gains, however, were partially offset by delays in re-orders from certain customers in the European market.

Export sales of $749,000 were $285,000, or 27.6%, behind sales of $1,035,000 for the first fiscal quarter of the prior year. Sales to our largest distributors in central and northern Europe were down 70.0%, mainly as a result of orders submitted too late to ship in the quarter. Stronger than expected sales to our Asian distributors helped to make up for the decline from the same quarter in the prior year.

Sales to the domestic markets increased from $2,167,000 in the three months ended September 30, 2024 to $3,322,000 for the current fiscal year’s first quarter, growth of $1,154,000, or 53.3%. The sizable sale of custom headphones to the Company’s largest education customer, along with a nearly 23% rise in DTC sales were the main contributing factors to the significant sales growth year over year. These gains were partially offset by a 38% decrease in sales to the Company’s largest domestic distributor and a 27% decline in sales to e-tailers.

Gross margins as a percentage of net sales for the three months ended September 30, 2025 was 40.0%, an increase of 340 basis points over the gross margin of 36.6% for the same fiscal quarter in the prior year. The current year improvement in margins was a result of a favorable customer mix, prior year’s reserve established for excess inventory which did not repeat and a reduced margin impact from fixed manufacturing costs. The sale of inventory purchased at the 145% tariff rate adversely impacted the margins for the current quarter, offsetting some of the gains.

Freight costs remained stable throughout the quarter as capacity and demand dynamics normalized. Shipment costs are projected to rise in the second quarter due to a planned peak season surcharge in October due to anticipated spikes in demand for freight capacity ahead of major retail and holiday seasons. The Company continues its relationship with a dedicated freight forwarder and also maintains a relationship with a bonded warehouse to help defer tariff payments. The additional unloading, storage and loading costs at this facility are offset by the postponed payments to the Custom Border Patrol for stored product until needed. Transit times increased over the previous quarter. The Company will continue monitoring relevant events and adapt as needed to ensure product availability.

Tariff policies have fluctuated over the last six months, particularly with respect to trade policies and tariffs applied to trade between China and the U.S. The Company is currently subject to certain tariff rates on products manufactured in China that are lower than those previously imposed, but future changes in trade policy could result in significantly higher duties. Federal courts have ruled that the tariffs imposed under the International Emergency Economic Powers Act (IEEPA) are illegal and exceeded the President’s statutory authority, however, the Supreme Court is scheduled to consider the IEEPA tariffs in the consolidated case of Learning Resources v. Trump in November 2025. If the Supreme Court ultimately rules that the IEEPA tariffs were illegally imposed, duty refunds could be possible, though the administration could turn to other statutes to support tariffs. Given the volatility of the tariff landscape and the substantial amount of product coming from China, the Company continues to closely monitor the latest updates and their impact on operations, planning efforts and financial conditions.

Selling, general, and administrative expenses totaled $1,675,000 for the three months ended September 30, 2025, a decrease of $135,000, or 7.5%, compared to $1,810,000 for the same period in the prior year. This decline was primarily due to lower spending on new product compliance testing and certifications, reduced legal fees, and a decrease in deferred compensation expense associated with the change in the discount rate used to calculate the related liability Stock-based compensation expense also declined as the remaining unvested stock options granted as part of the Koss Corporation 2012 Omnibus Incentive Plan (the “2012 Plan”) are nearly fully vested. Higher sales commissions to external sales representatives partially offset some of the favorability.

State tax expense of $2,760 was recorded for each of the three months ended September 30, 2025 and 2024, reflecting the minimum required state tax due. No federal income tax was recorded due to net operating loss (NOL) carryforwards available to offset most taxable income. The effective tax rate for the three months ended September 30, 2025 and 2024 was 1.1% and 0.7%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state net operating loss (NOL) carryforwards that existed as of June 30, 2025.

The Company’s remaining expected federal tax loss carryforward approximates $34,500,000 at the end of the first quarter of fiscal year 2026, resulting in a deferred tax asset related to the Company's net operating loss carry forwards of roughly $8,800,000 as of September 30, 2025. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is not sufficient positive evidence to support a reduction in a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

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

The Company believes that its financial position remains strong. The Company had $2.5 million of cash and cash equivalents, $13.9 million of short-term investments and available credit facilities of $5.0 million on September 30, 2025. The Company also had $4.0 million of long-term investments in U.S. treasury debt securities on September 30, 2025.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from unexpected job growth, tariff volatility and the global trade war, elevated inflation, weakening of the job market and rising long-term unemployment, sustained higher interest rates (albeit descending over the last few months), reduced consumer confidence, disruption in our supply chain, the conflict in Eastern Europe and instability in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2026 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Government Shutdown - The federal government shutdown on October 1, 2025, when new appropriations or a continuing resolution failed to be passed. The economic impact of a short shutdown on the economy is generally modest and partially recovered later, however, given the current environment of weaker hiring, inflation concerns and global uncertainty, the risk to the economy could potentially be higher than in previous shutdowns and will depend on duration. The Company does provide product to the federal government and fulfillment of these orders has been delayed as a direct result of the shutdown.

Tariffs - In April 2025, the U.S. government imposed tariffs of up to 145% in certain imports from China, which significantly increased the Company’s expected duty cost for goods sourced from China. Since then, President Trump and his administration have implemented several temporary pauses to allow for trade negotiations. In May 2025, a 90-day tariff truce between the U.S. and China reduced reciprocal tariffs down to 10%, however, an additional 20% fentanyl-related tariff remained, resulting in a total 30% tariff on many Chinese goods. In August 2025 President Trump signed an executive order extending the tariff pause for another 90 days, with the suspension of additional reciprocal tariffs on Chinese goods remaining in effect until November 10, 2025 while trade negotiations continue. As of October 30, 2025, it has been reported that the fentanyl-related tariff has been reduced by half, to 10%. The suspension of further, heightened tariffs allows time to de-escalate tensions and reach a potential long-term agreement. However, the Company continues to monitor the volatile tariff landscape to assess its impact on inflation and consumer sentiment which could impact operations, planning, and financial conditions.

Inflationary Cost Environment and the Impact on Consumer Confidence – In addition to the expected inflation as a result of the newly imposed tariffs, sustained higher interest rates and higher energy costs continue. While the Federal Reserve cut its benchmark federal funds rate by .25 percentage points since June 30, 2025, the overall effect on consumer sentiment and purchasing decisions is muted because a small cut typically does not offset more dominant economic factors, such as concerns over inflation and the labor market. Consumers may still put off making purchase decisions and cut back on overall spending, which could impact the Company’s sales volumes.

As noted, the Company will experience higher costs for commodities and packaging materials due to the recently enacted tariffs and will react with pricing actions in the coming quarter and as it deems necessary. The Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

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

Russia’s Invasion of Ukraine - Financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom, and European Union, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and these sanctions remain unchanged. In accordance with Executive Order 14071 signed on April 6, 2022, the Company suspended sales to Russia. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company continued to receive orders from their Ukrainian distributor since the conflict began with potential for more in the current year. During the three months ended September 30, 2025 and 2024, there were no sales to Russia.

Cyberattacks - Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more sophisticated and more relentless as technology has evolved, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security and there is a risk that these types of attacks could impact the entire supply and distribution chain for the Company’s product line. Given connectivity through the internet, the Company can only be as strong as its weakest link, whether that is a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2025 and 2024:

Total cash (used in) provided by:	2025	2024
Operating activities	$762,617	$201,554
Investing activities	(1,052,130)	(392,773)
Financing activities	(2,371)	104,870
Net decrease in cash and cash equivalents	$(291,884)	$(86,349)

Operating Activities

The cash provided by operating activities during the three months ending September 30, 2025 was primarily due to the IRS refund of $512,000 relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options combined with improvements in cash flow related to working capital, namely the reduction of inventory levels and the collection of customer receivables. Cash provided by operating activities during the three months ended September 30, 2024 was primarily a result of customer deposits for orders shipping in the next quarter. Also contributing to the positive cash flow was the refund of $362,000 by the Company’s payroll vendor relating to employee payroll taxes on the gains from the disqualifying dispositions of incentive stock options as the Company chose to instead issue the checks directly to the employees.

Investing Activities

Cash used by investing activities for the three months ended September 30, 2025 was primarily due to the purchase of a new U.S. Treasury security after receipt of payment on a significant order. The $1,020,000 security was purchased at a $20,000 discount. The Company also paid premiums of $51,000 on the company-owned life insurance policies on two of its executives. Cash used by investing activities for the three months ended September 30, 2024 was related mostly to fixed asset expenditures, namely the replacement of a second roof section of the building, and the payment of the premiums on the company-owned life insurance policies on two of its executives. Proceeds of $5,034,000 received during the three months ended September 30, 2024 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $5,057,000 of similar securities at a $58,000 discount.

Financing Activities

Cash used for financing activities in the three-month period ended September 30, 2025 was for principal payments on the finance lease for a new reach truck for the warehouse. Cash from the exercise of stock options provided the only cash from financing activities for the first quarter of the prior fiscal year. An aggregate of 51,000 shares of common stock were issued as a result of employee stock option exercises under grants still outstanding from the Company’s 2012 Omnibus Incentive Plan.

As of September 30, 2025 and June 30, 2025, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended September 30, 2025 or 2024 under the Company’s stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2025 and June 30, 2025, there were no outstanding borrowings on the facility.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Off-Balance Sheet Transactions

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective.

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

In September 2025, the Company resolved the matter with One-E-Way relating to One-E-Way’s claims that some of the Company’s wireless products may infringe on certain One-E-Way patents. The Company resolved this matter at a cost of $22,200 which had been fully accrued for in the Company’s Consolidated Financial Statements at June 30, 2025.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission on August 29, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2025, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2025	—	$—	—	$2,139,753
August 1 - August 31, 2025	—	$—	—	$2,139,753
September 1 - September 30, 2025	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2025.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 7, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer **
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2025 and 2024 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*Denotes a management contract or compensatory plan or agreement

**Filed herewith

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

KOSS CORPORATION

/s/ Michael J. Koss	October 31, 2025
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	October 31, 2025
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer