Form 10-Q
period 2025-12-31
KOSS CORP
filed 2026-01-30
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2025

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

At January 26, 2026, there were 9,466,438 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

December 31, 2025

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,464,838	$2,807,797
Short term investments	13,005,592	12,879,882
Accounts receivable, less allowance for credit losses of $2,043 at December 31, 2025 and June 30, 2025	1,010,400	1,135,672
Inventories	4,838,377	4,885,067
Prepaid expenses and other current assets	397,992	738,330
Interest receivable	129,831	121,178
Income taxes receivable	30,298	36,179
Total current assets	21,877,328	22,604,105

Equipment and leasehold improvements, net	1,647,879	1,476,898

Other assets:
Long term investments	3,994,317	4,000,774
Finance lease right-of-use asset	26,430	—
Operating lease right-of-use asset	2,389,617	2,518,088
Cash surrender value of life insurance	6,834,107	6,584,744
Total other assets	13,244,471	13,103,606

Total assets	$36,769,678	$37,184,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$489,946	$819,330
Accrued liabilities	659,947	582,140
Deferred revenue	249,113	242,644
Finance lease liability	10,151	—
Operating lease liability	259,282	252,579
Income taxes payable	35,848	42,958
Total current liabilities	1,704,287	1,939,651

Long-term liabilities:
Deferred compensation	2,446,703	2,226,454
Deferred revenue	133,166	119,314
Finance lease liability	16,776	—
Operating lease liability	2,157,816	2,289,155
Total long-term liabilities	4,754,461	4,634,923

Total liabilities	6,458,748	6,574,574

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,466,438 at December 31, 2025 and 9,456,438 at June 30, 2025, respectively	47,332	47,282
Paid in capital	13,763,907	13,741,384
Retained earnings	16,499,691	16,821,369
Total stockholders' equity	30,310,930	30,610,035

Total liabilities and stockholders' equity	$36,769,678	$37,184,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2025	2024	2025	2024
Net sales	$2,861,379	$3,557,086	$6,932,157	$6,758,954
Cost of goods sold	2,030,573	2,152,129	4,472,659	4,181,071
Gross profit	830,806	1,404,957	2,459,498	2,577,883

Selling, general and administrative expenses	1,845,384	1,546,741	3,520,116	3,356,800

Loss from operations	(1,014,578)	(141,784)	(1,060,618)	(778,917)

Other income (expense):
Interest income	202,484	238,686	495,612	459,044
Other income	250,000	—	250,000	—
Interest expense	(553)	—	(1,152)	—
Total other income, net	451,931	238,686	744,460	459,044

Income (loss) before income tax provision	(562,647)	96,902	(316,158)	(319,873)

Income tax provision	2,760	2,760	5,520	5,520

Net income (loss)	$(565,407)	$94,142	$(321,678)	$(325,393)

Income (loss) per common share:
Basic	$(0.06)	$0.01	$(0.03)	$(0.03)
Diluted	$(0.06)	$0.01	$(0.03)	$(0.03)

Weighted-average number of shares:
Basic	9,462,416	9,355,686	9,459,427	9,332,844
Diluted	9,462,416	9,629,535	9,459,427	9,332,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31
	2025	2024
Operating activities:
Net loss	$(321,678)	$(325,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	—	121
Depreciation of equipment and leasehold improvements	141,840	113,858
Net accretion of discount on treasury securities	(122,283)	(152,879)
Amortization of finance lease right-of-use asset	5,286	—
Noncash operating lease expense	3,835	3,834
Stock-based compensation expense	1,474	19,664
Change in cash surrender value of life insurance	(198,062)	(169,596)
Provision for deferred compensation	220,249	134,665
Net changes in operating assets and liabilities:
Accounts receivable	125,272	(161,873)
Inventories	46,690	(96,941)
Prepaid expenses and other current assets	340,338	139,243
Interest receivable	(8,653)	71,923
Income taxes receivable	5,881	(375)
Income taxes payable	(7,110)	(7,068)
Accounts payable	(329,384)	(73,686)
Accrued liabilities	77,807	395,342
Deferred revenue	20,321	58,742
Net cash provided by (used in) operating activities	1,823	(50,419)

Investing activities:
Purchase of equipment and leasehold improvements	(312,821)	(419,553)
Life insurance premiums paid	(51,301)	(70,577)
Proceeds from the maturity of treasury securities	3,000,000	7,085,000
Purchases of treasury securities	(2,996,970)	(6,998,250)
Net cash used in investing activities	(361,092)	(403,380)

Financing activities:
Proceeds from exercise of stock options	21,099	152,445
Principal payments on finance lease obligations	(4,789)	—
Net cash provided by financing activities	16,310	152,445

Net decrease in cash and cash equivalents	(342,959)	(301,354)
Cash and cash equivalents at beginning of period	2,807,797	2,837,081
Cash and cash equivalents at end of period	$2,464,838	$2,535,727

	Six Months Ended
	December 31
	2025	2024
Supplemental cash flow information:
Right of use assets obtained in exchange for finance lease liabilities	31,716	—
Cash paid for interest on finance lease liability	1,152	—
Cash paid, net of refunds, for income taxes:
State of New York	2,022	1,550
State of Texas	2,000	6,500
State of Massachusetts	1,580	591
State of New Jersey	1,000	1,518
State of California	—	1,600
State of North Carolina	—	1,054
Other	147	150
Total cash paid, net of refunds for income taxes	$6,749	$12,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended December 31, 2025
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2025	9,456,438	$47,282	$13,741,384	$16,821,369	$30,610,035
Net loss	—	—	—	(321,678)	(321,678)
Stock-based compensation expense	—	—	1,474	—	1,474
Stock option exercises	10,000	50	21,049	—	21,099
Balance, December 31, 2025	9,466,438	$47,332	$13,763,907	$16,499,691	$30,310,930

	Six Months Ended December 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$17,696,200	$31,147,176
Net loss	—	—	—	(325,393)	(325,393)
Stock-based compensation expense	—	—	19,664	—	19,664
Stock option exercises	76,000	380	152,065	—	152,445
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$17,370,807	$30,993,892

	Three Months Ended December 31, 2025
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2025	9,456,438	$47,282	$13,742,858	$17,065,098	$30,855,238
Net loss	—	—	—	(565,407)	(565,407)
Stock-based compensation expense	—	—	—	—	—
Stock option exercises	10,000	50	21,049	—	21,099
Balance, December 31, 2025	9,466,438	$47,332	$13,763,907	$16,499,691	$30,310,930

	Three Months Ended December 31, 2024
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2024	9,350,795	$46,754	$13,523,356	$17,276,665	$30,846,775
Net income	—	—	—	94,142	94,142
Stock-based compensation expense	—	—	5,400	—	5,400
Stock option exercises	25,000	125	47,450	—	47,575
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$17,370,807	$30,993,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, the condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended December 31, 2025 and 2024, and the condensed consolidated statements of stockholders' equity for the three and six months ended December 31, 2025 and 2024, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

D) LEGAL COSTS

All legal costs related to litigation for which the Company is liable are charged to operations as incurred, except contingent legal fees as described below. Proceeds from the settlement of legal disputes are recorded in other income when the amounts are determinable, and the collection is certain. License proceeds are considered functional and as such are recorded at a point in time, based on the underlying agreement. Related contingent legal fees and expenses are recorded in selling, general and administrative expense at that time. Changes to the contingent legal fee expenses could have a material impact on the results of operations.

E) OTHER INCOME

In the three and six months ended December 31, 2025, the Company received licensing proceeds of $250,000, which were recorded as other income. Other income is shown as a separate line on the condensed consolidated statements of operations. No such licensing proceeds were recorded during the same periods in the prior year.

F)    INCOME TAXES

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

State income tax provisions of $2,760 and $5,520, respectively, were recorded for the three- and six-month periods ending December 31, 2025 and 2024 for the required minimum state tax payments. There were no federal income tax provisions recorded during the first six months of fiscal years 2026 and 2025 due to net operating loss carryforwards (“NOLs”) available to offset taxable income. Application of available NOLs to potential future taxable income would minimize any tax payment requirements. NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”) and, as such, the future utilization of all federal NOLs available to the Company are so limited.

The Company's tax loss carryforward as of December 31, 2025 was approximately $34,760,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

G) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at December 31, 2025 and June 30, 2025 is $2,446,703 and $2,226,454, respectively. Compensation expense of $59,364 and $220,249, respectively, was recorded during the three and six months ended December 31, 2025 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to completing an additional year of service, as well as a decrease in the discount factor. The discount factor used to calculate the net present value of the liability was 5.81% at June 30, 2025 and declined to 5.45% at December 31, 2025. For the three and six months ended December 31, 2024, compensation (income) and expense of ($62,710) and $134,665, respectively, were recorded under this arrangement.

H) RECENT ACCOUNTING PRONOUNCEMENTS

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

2.    INVESTMENTS

The following tables summarize the unrealized positions for the held-to-maturity debt securities as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,999,909	$52,975	$4,447	$17,048,437
Total	$16,999,909	$52,975	$4,447	$17,048,437

	June 30, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,880,656	$52,103	$625	$16,932,134
Total	$16,880,656	$52,103	$625	$16,932,134

The following tables summarize the fair value and amortized cost basis of the held-to-maturity debt securities by contractual maturity as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Amortized Cost Basis	Fair value
Due within one year	$13,005,592	$13,042,936
Due after one year through five years	3,994,317	4,005,501
Total	$16,999,909	$17,048,437

	June 30, 2025
	Amortized Cost Basis	Fair value
Due within one year	$12,879,882	$12,909,183
Due after one year through five years	4,000,774	4,022,951
Total	$16,880,656	$16,932,134

3.    INVENTORIES

The components of inventories were as follows:

	December 31, 2025	June 30, 2025
Raw materials	$1,865,943	$1,966,662
Finished goods	4,895,392	4,815,881
Inventories, gross	6,761,335	6,782,543
Reserve for obsolete inventory	(1,922,958)	(1,897,476)
Inventories, net	$4,838,377	$4,885,067

4.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the condensed consolidated balance sheets. The Company’s income tax expense for the three and six months ended December 31, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Federal	$—	$—	$—	$—
State	2,760	2,760	5,520	5,520
Foreign	—	—	—	—
Total income tax provision	$2,760	$2,760	$5,520	$5,520

All income is derived from domestic operations.

For the three and six months ended December 31, 2025, respectively, the effective tax rate was less than 1% and 1.7%, respectively. The effective tax rate for the three and six months ended December 31, 2024 was 2.8% and 1.7%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2025.

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

No material changes in uncertain tax positions or valuation allowances were recorded during the three- and six-month periods ended December 31, 2025 or 2024.

5.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2025 and June 30, 2025, there were no outstanding borrowings on the facility.

6.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
United States	$2,249,103	$2,181,541	$5,570,841	$4,348,905
Export	612,276	1,375,545	1,361,316	2,410,049
Net Sales	$2,861,379	$3,557,086	$6,932,157	$6,758,954

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the six months ended December 31, 2025 and 2024, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $153,935 and $141,787, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

7. INCOME (LOSS) PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(565,407)	$94,142	$(321,678)	$(325,393)

Denominator
Weighted average shares, basic	9,462,416	9,355,686	9,459,427	9,332,844
Dilutive effect of stock compensation awards (1)	—	273,849	—	—
Diluted shares	9,462,416	9,629,535	9,459,427	9,332,844

Net income (loss) attributable to common shareholders per share:
Basic	$(0.06)	$0.01	$(0.03)	$(0.03)
Diluted	$(0.06)	$0.01	$(0.03)	$(0.03)

(1) Weighted average stock options excluded during the three months ended December 31, 2025 and the six months ended December 31, 2025 and 2024 due to anti-dilution were 72,696, 98,030, and 425,304, respectively. For the three months ended December 31, 2024, no stock options were anti-dilutive.

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

9.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of December 31, 2025, three of the Company’s customers each represented more than 10% of total accounts receivable, and collectively these customers accounted for approximately 46% of total accounts receivable (19%, 14% and 13%, respectively). At June 30, 2025, three customers each represented more than 10% of total accounts receivable (16%, 13% and 11%, respectively), comprising approximately 40% of total trade receivables.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$2,861,379	$3,557,086	$6,932,157	$6,758,954
Cost of goods sold	2,030,573	2,152,129	4,472,659	4,181,071
Gross profit margin	29.0%	39.5%	35.5%	38.1%
Selling, general and administrative expenses:
New product certification and compliance testing	14,619	3,229	27,651	90,970
Legal and professional expense	418,239	273,411	647,373	557,302
Deferred compensation expense (income)	59,364	(62,710)	220,249	134,665
Other selling, general and administrative expenses	1,353,162	1,332,811	2,624,843	2,573,863
Selling, general and administrative expenses	1,845,384	1,546,741	3,520,116	3,356,800
Net income (loss)	(565,407)	94,142	(321,678)	(325,393)

Segment net income (loss) includes interest income, other income, interest expense and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of	December 31, 2025	June 30, 2025
Cash and cash equivalents	$2,464,838	$2,807,797
Short term investments	13,005,592	12,879,882
Long term investments	3,994,317	4,000,774
Inventories	4,838,377	4,885,067
Total segment assets	36,769,678	37,184,609

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the three and six months ended December 31, 2024 for statement of operations items. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items. There was no impact on previously reported consolidated net income, financial position or cash flows.

11.    LEGAL MATTERS

As of December 31, 2025, the Company is involved in the matters described below:

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

On November 20, 2025, the Company resolved its lawsuit against PEAG, LLC d/b/a JLab Audio and granted a license covering certain of its patents. Gross proceeds of $250,000 were recognized and recorded as other income during the three and six months ended December 31, 2025. Total contingent legal fees and related expenses of $250,000 offset these proceeds and were recorded as a selling, general and administrative expense during the three and six months ended December 31, 2025.

In early fiscal 2020, the Company was notified by One-E-Way, Inc. (“One-E-Way”) that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was served on the Company on March 18, 2025 and the complaint was resolved in September 2025. The matter was resolved at a cost of $22,200 and had been adequately accrued for as of June 30, 2025.

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

Financial Results

The following table presents selected financial data for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	December 31		December 31
Financial Performance Summary	2025	2024	2025	2024
Net sales	$2,861,379	$3,557,086	$6,932,157	$6,758,954
Net sales increase (decrease) % from prior year period	(19.6)%	5.9%	2.6%	0.4%
Gross profit	$830,806	$1,404,957	$2,459,498	$2,577,883
Gross profit as % of net sales	29.0%	39.5%	35.5%	38.1%
Selling, general and administrative expenses	$1,845,384	$1,546,741	$3,520,116	$3,356,800
Selling, general and administrative expenses as % of net sales	64.5%	43.5%	50.8%	49.7%
Interest income	$202,484	$238,686	$495,612	$459,044
Other income	$250,000	$—	$250,000	$—
Interest expense	$(553)	$—	$(1,152)	$—
Income (loss) before income tax provision	$(562,647)	$96,902	$(316,158)	$(319,873)
Income (loss) before income tax provision as % of net sales	(19.7)%	2.7%	(4.6)%	(4.7)%
Income tax provision	$2,760	$2,760	$5,520	$5,520
Income tax provision as % of income (loss) before income tax provision	(0.5)%	2.8%	(1.7)%	(1.7)%

Fiscal 2026 Period Results Compared with Fiscal 2025 Period

(comments refer to the three and six-month periods ended December 31, 2025 and 2024 unless otherwise noted)

Net sales for the three months ended December 31, 2025 totaled $2,861,000, a decrease of $696,000, or 19.6%, compared to $3,557,000 for the three months ended December 31, 2024. The decrease was almost entirely due to new product sales to the European market in the second three months of the prior year, which did not repeat at the same level in the current period. Gains in sales to certain of the Company’s domestic distributors and a slight increase in direct-to-consumer (DTC) sales slightly offset the declines. For the six months ended December 31, 2025, sales of $6,932,000 were $173,000, or 2.6%, ahead of the same period in the prior year as a result of a considerable sale of custom headphones to a customer in the Education segment, offset by deficits in sales to European distributors.

Export sales of $612,000 for the three months ended December 31, 2025 were $763,000, or 55.5%, behind sales of $1,375,000 for the second quarter of the prior fiscal year. Sales to our largest distributors in central and northern Europe were down 69.0%, largely as a result of higher, continued restock shipments during the three months ended December 31, 2024 of the new products launched in the first quarter of that year. For the first half of fiscal year 2026, export sales were $1,361,000 compared to $2,410,000 for the same period in the prior year, a decrease of $1,049,000, or 43.5%. Significant new product sales in the prior year were the primary driver of lower current year sales. Strong sales to our Asian distributors, an increase of 115% compared to the prior year, helped to offset some of the decline.

Sales to the domestic markets of $2,249,000 for the three months ended December 31, 2025 reflect a $68,000, or 3.1%, increase over sales of $2,181,000 in the three months ended December 31, 2024. Following a slowdown in orders, clear color headphone sales rose by nearly 31% as major domestic distributors restocked their inventory to meet shifting customer demand. A 5.3% rise in DTC sales versus the prior three-month period helped boost domestic sales growth, but a one-time custom sale made in the three months ended December 31, 2024 offset the majority of the total sales uplift. For the six months ended December 31, 2025, domestic market sales grew to $5,571,000 from $4,349,000 for the same six-month period in fiscal year 2025, a $1,222,000, or 28.1% increase. The sizable custom headphone sale in the Education market during the first quarter was the main driver for the overall sales improvement in the current fiscal year.

Gross profit as a percentage of net sales for the three months ended December 31, 2025 was 29.0% against a gross profit percentage of 39.5% for the comparable period in the prior year, a decrease of 10.5%. For the six months ended December 31, 2025, gross margins were 35.5% versus 38.1% for the same six-month period in the prior year. The current year’s erosion in margins is predominantly a result of the impact of tariffs on inventory that was sold throughout the second quarter and entire first half of fiscal 2026, some of which was tariffed at 145%. A favorable customer mix, including higher sales of higher margin domestic distributor and DTC sales, offset some of the adverse impact of the tariffs.

Freight costs increased modestly during the second quarter of fiscal 2026 as planned peak season surcharges came into effect. Despite this, overall rates remained low due to ample capacity and soft overall demand. Shipment costs are expected to decline slightly in the third quarter as the peak season surcharges fall off. The Company continues its relationship with a dedicated freight forwarder but will be ceasing its relationship with the bonded warehouse as tariff rates have stabilized at 20%. The inventory at the bonded warehouse will be strategically withdrawn as needed to fulfill orders throughout the remainder of fiscal year 2026. The Company is prepared for the additional unloading, storage and loading costs at the facility in exchange for deferred payments to the Custom Border Patrol for stored product until needed. Ongoing monitoring of developments will help the Company adapt and maintain product availability.

Tariff policies have fluctuated over the last twelve months, particularly with respect to trade policies and tariffs applied to trade between China and the U.S. The Company is currently subject to certain tariff rates on products manufactured in China that are now lower than those previously imposed and should remain stable until November 2026, but future changes in trade policy could result in significantly higher duties. Federal courts have ruled that the broad tariffs imposed under the International Emergency Economic Powers Act (IEEPA) are illegal and exceeded the President’s statutory authority. The Supreme Court heard oral arguments on November 5, 2025 to consider the IEEPA tariffs in the consolidated case of Learning Resources v. Trump, and other companies have joined in the IEEPA tariff dispute. As of mid-January 2026, the U.S. Supreme Cout had not yet issued a decision. If the Supreme Court ultimately rules that the IEEPA tariffs were illegally imposed, importers could seek reliquidation and refunds, though the administration could turn to other statutes to support tariffs. Given the volatility of the tariff landscape and the substantial amount of product coming from China, the Company continues to closely monitor the latest updates and their impact on operations, planning efforts and financial conditions.

Selling, general, and administrative expenses totaled $1,845,000 for the three months ended December 31, 2025, an increase of $298,000, or 19.3%, in comparison to $1,547,000 for the same period in the prior year. For the six months ended December 31, 2025, selling, general and administrative expenses were $3,520,000, an increase of $163,000, or 4.9%, versus $3,357,000 for the six-month period ended December 31, 2024. The increases for both the three- and six- month periods are due mostly to the $250,000 in legal fees and expenses incurred as a result of litigation related to patent defense that was resolved during the second quarter of fiscal year 2026. An increase in the deferred compensation expense year over year, due to declining interest rates used to calculate the related liability and an increase in the annual payments under the plan given an additional year of service was completed, was mostly offset by a decline in other legal and professional fees unrelated to patent litigation.

Other income for the three and six months ended December 31, 2025 consisted entirely of $250,000 in non-recurring licensing proceeds. There was no other income recorded for the three and six months ended December 31, 2024.

State tax expense of $2,760 was recorded for each of the three months ended December 31, 2025 and 2024 and $5,520 was recorded for each of the six months ended December 31, 2025 and 2024, reflecting the minimum required state tax due. No federal income tax was recorded during the first half of fiscal year 2026 due to net operating loss (NOL) carryforwards available to offset most taxable income. The effective tax rate for the three and six months ended December 31, 2025 was less than 1% and 1.7%, respectively. The effective tax rate for the three and six months ended December 31, 2024 was 2.8% and 1.7%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2025.

The Company’s remaining expected federal tax loss carryforward approximates $34,760,000 at the end of the second quarter of fiscal year 2026, resulting in a deferred tax asset related to the Company's federal and state net operating loss carry forwards of roughly $8,877,000 as of December 31, 2025. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is not sufficient positive evidence to support a reduction in a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

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

The Company believes that its financial position remains strong. The Company had $2.5 million of cash and cash equivalents, $13.0 million of short-term investments and available credit facilities of $5.0 million on December 31, 2025. The Company also had $4.0 million of long-term investments in U.S. treasury debt securities on December 31, 2025.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from tariff volatility and global trade tensions, persistent inflation pressures, a softening job market and rising long-term unemployment, still elevated borrowing costs, even after three quarter-point interest rate cuts in the first half of the Company’s fiscal year, steadily declining consumer confidence, disruption in our supply chain, the conflict in Eastern Europe and instability in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2026 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Government Shutdown - The federal government shutdown on October 1, 2025, when new appropriations or a continuing resolution failed to be passed. A continuing resolution was signed on November 12, 2025 to reopen the government with an agreement to provide temporary funding for most agencies through January 30, 2026. The economic impact was generally modest with expectations for growth recovery, however, there are lingering impacts such as lack of timely critical economic data making gauging inflation and labor trends difficult, a backlog of small business loans, delays in federal licenses and SEC approvals, and supply chain disruptions in certain sectors such as aerospace and defense. Since the current funding agreement is only temporary, there is some renewed uncertainty as the deadline approaches. The Company does provide product to the federal government and fulfillment of these orders was delayed as a direct result of the shutdown.

Tariffs - In April 2025, the U.S. government imposed tariffs of up to 145% in certain imports from China, which significantly increased the Company’s expected duty cost for goods sourced from China. Since then, President Trump and his administration have implemented several temporary pauses to allow for trade negotiations. In May 2025, a 90-day tariff truce between the U.S. and China reduced reciprocal tariffs down to 10%, however, an additional 20% fentanyl-related tariff remained, resulting in a total 30% tariff on many Chinese goods. In August 2025, President Trump signed an executive order extending the tariff pause for another 90 days, with the suspension of additional reciprocal tariffs on Chinese goods remaining in effect until November 10, 2025 while trade negotiations continue. On November 10, 2025, the fentanyl-related tariffs were reduced by half to 10% following an Executive Order by President Trump, the existing 10% reciprocal tariff rate remained in place and tariff exclusions were extended to November 2026. The Company continues to monitor the volatile tariff landscape to assess its impact on inflation and consumer sentiment which could impact operations, planning, and financial conditions.

Inflationary Cost Environment and the Impact on Consumer Confidence – In addition to the expected inflation as a result of the newly imposed tariffs, sustained elevated interest rates and volatile energy costs continue. While the Federal Reserve cut its benchmark federal funds rate by 0.75 percentage points via three separate cuts since June 30, 2025, consumer confidence continued to decline steadily due to concerns over high prices, tariffs and a softening labor market. Consumers may still put off making purchase decisions and cut back on overall spending, which could impact the Company’s sales volumes.

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

Russia’s Invasion of Ukraine – The United States and global markets continue to experience volatility and disruption resulting from the ongoing conflict between Russia and Ukraine, which began following the invasion of Ukraine by Russia in February 2022. The significant sanctions and export controls imposed against Russia, certain Russian banks and Russian individuals by the U.S. and other countries remain unchanged. The Company suspended all sales to Russia in April 2022 in accordance with Executive Order 14071 and no sales were made to Russia since that time. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company continues to receive orders from a Ukrainian distributor. During the three and six months ended December 31, 2024, there were nearly $39,000 in sales to this distributor. There were no sales to the Ukrainian distributor in the six months of fiscal year 2026, however, an order for approximately $30,000 was received and will ship out in the coming quarter.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the six months ended December 31, 2025 and 2024:

Total cash (used in) provided by:	2025	2024
Operating activities	$1,823	$(50,419)
Investing activities	(361,092)	(403,380)
Financing activities	16,310	152,445
Net decrease in cash and cash equivalents	$(342,959)	$(301,354)

Operating Activities

The cash provided by operating activities during the six months ending December 31, 2025 was due to the $512,000 IRS refund received in the first quarter relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options. This cash inflow was mostly offset by payments to the Custom Border Patrol for tariffs on inventory purchased from China and payment of the Company’s annual insurance premiums, which is made in advance at the beginning of the fiscal year and recorded in expense over the next twelve months. The cash used in operating activities during the six months ending December 31, 2024 was driven primarily by the net operating loss for the first half of the year, offset by improvements in working capital and the receipt of a partial refund of the employee and employer payroll taxes inappropriately withheld related to the gains from the disqualifying dispositions of incentive stock options.

Investing Activities

Cash used by investing activities for the six months ended December 31, 2025 was due mostly to replacement of the third roof section of the building at $269,000, a sprinkler system valve replacement and various new product tooling purchases. The Company also paid premiums of $51,000 on the company-owned life insurance policies on two of its executives. Total proceeds of $3,000,000 were received during the first half of fiscal year 2026 from the redemption of U.S. Treasury securities and $2,998,000 of new U.S. Treasury securities were purchased at a net discount of $1,000 during that same period. Cash used by investing activities for the six months ended December 31, 2024 was related mostly to fixed asset expenditures, namely the replacement of a second roof section of the building for $346,000, and the payment of $71,000 in premiums on the company-owned life insurance policies on two of its executives. Proceeds of $7,085,000 received during the six months ended December 31, 2024 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $7,059,000 of similar securities at a $61,000 discount.

Financing Activities

Cash from the exercise of stock options during the six-month period ended December 31, 2025 provided the majority of the cash from financing activities. Principal payments on a finance lease for a new reach truck leased for the warehouse at the beginning of the year slightly offset cash provided. A total of 10,000 shares of common stock were issued as a result of employee stock option exercises under grants that were still outstanding from the Company’s 2012 Omnibus Incentive Plan. For the six months ended December 31, 2024, an aggregate of 76,000 shares of common stock were issued as a result of employee stock option exercises under grants outstanding from the Company’s 2012 Omnibus Incentive Plan.

As of December 31, 2025 and June 30, 2025, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the six months ended December 31, 2025 or 2024 under the Company’s stock repurchase program.

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

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of December 31, 2025, the Company was in compliance with all covenants related to the Credit Agreement. As of December 31, 2025 and June 30, 2025, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including PEAG, LLC d/b/a jLab Audio and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against PEAG LLG d/b/a JLab Audio was dismissed on November 20, 2025 following resolution of the litigation between the parties. One lawsuit is still unresolved and pending in the U.S. District Court in the District of Utah (Skullcandy, Inc.).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2025, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
October 1 - October 31, 2025	—	$—	—	$2,139,753
November 1 - November 30, 2025	—	$—	—	$2,139,753
December 1 - December 31, 2025	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through December 31, 2025.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 9, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer **
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2025 and 2024 (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended December 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

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

KOSS CORPORATION

/s/ Michael J. Koss	January 30, 2026
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	January 30, 2026
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer