Form 10-Q
period 2026-03-31
KOSS CORP
filed 2026-05-08
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended March 31, 2026

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

At May 4, 2026, there were 9,466,438 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

March 31, 2026

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,901,466	$2,807,797
Available-for-sale investments, at fair value	16,956,081	—
Short term investments held to maturity, at amortized cost	—	12,879,882
Accounts receivable, less allowance for credit losses of $2,043 at March 31, 2026 and June 30, 2025	1,047,912	1,135,672
Inventories	4,760,003	4,885,067
Prepaid expenses and other current assets	465,359	738,330
Interest receivable	130,042	121,178
Income taxes receivable	30,298	36,179
Total current assets	25,291,161	22,604,105

Equipment and leasehold improvements, net	1,580,815	1,476,898

Other assets:
Long term investments held to maturity, at amortized cost	—	4,000,774
Finance lease right-of-use asset	23,787	—
Operating lease right-of-use asset	2,324,147	2,518,088
Cash surrender value of life insurance	6,838,742	6,584,744
Total other assets	9,186,676	13,103,606

Total assets	$36,058,652	$37,184,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$478,558	$819,330
Accrued liabilities	615,911	582,140
Deferred revenue	241,519	242,644
Finance lease liability	10,349	—
Operating lease liability	262,700	252,579
Income taxes payable	37,673	42,958
Total current liabilities	1,646,710	1,939,651

Long-term liabilities:
Deferred compensation	2,446,100	2,226,454
Deferred revenue	133,269	119,314
Finance lease liability	14,113	—
Operating lease liability	2,090,845	2,289,155
Total long-term liabilities	4,684,327	4,634,923

Total liabilities	6,331,037	6,574,574

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,466,438 at March 31, 2026 and 9,456,438 at June 30, 2025, respectively	47,332	47,282
Paid in capital	13,765,141	13,741,384
Accumulated other comprehensive loss	(37,962)	—
Retained earnings	15,953,104	16,821,369
Total stockholders' equity	29,727,615	30,610,035

Total liabilities and stockholders' equity	$36,058,652	$37,184,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2026	2025	2026	2025
Net sales	$2,824,763	$2,781,006	$9,756,920	$9,539,960
Cost of goods sold	1,822,002	1,696,334	6,294,661	5,877,405
Gross profit	1,002,761	1,084,672	3,462,259	3,662,555

Selling, general and administrative expenses	1,721,892	1,603,678	5,242,008	4,960,478

Loss from operations	(719,131)	(519,006)	(1,779,749)	(1,297,923)

Other income (expense):
Interest income	174,875	208,175	670,487	667,219
Other income	—	—	250,000	—
Interest expense	(506)	—	(1,658)	—
Total other income, net	174,369	208,175	918,829	667,219

Loss before income tax provision	(544,762)	(310,831)	(860,920)	(630,704)

Income tax provision	1,825	5,911	7,345	11,431

Net loss	$(546,587)	$(316,742)	$(868,265)	$(642,135)

Loss per common share:
Basic	$(0.06)	$(0.03)	$(0.09)	$(0.07)
Diluted	$(0.06)	$(0.03)	$(0.09)	$(0.07)

Weighted-average number of shares:
Basic	9,466,438	9,375,795	9,461,730	9,346,952
Diluted	9,466,438	9,375,795	9,461,730	9,346,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2026	2025	2026	2025
Net loss	$(546,587)	$(316,742)	$(868,265)	$(642,135)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(37,962)	—	(37,962)	—
Total comprehensive loss	$(584,549)	$(316,742)	$(906,227)	$(642,135)

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31
	2026	2025
Operating activities:
Net loss	$(868,265)	$(642,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	—	121
Depreciation of equipment and leasehold improvements	212,568	172,356
Net accretion of discount on treasury securities	(141,818)	(192,820)
Amortization of finance lease right-of-use asset	7,929	—
Noncash operating lease expense	5,752	5,753
Stock-based compensation expense	2,707	25,689
Change in cash surrender value of life insurance	(202,697)	(173,807)
Provision for deferred compensation	219,646	148,680
Net changes in operating assets and liabilities:
Accounts receivable	87,760	156,243
Inventories	125,064	77,297
Prepaid expenses and other current assets	272,971	127,201
Interest receivable	(8,864)	23,443
Income taxes receivable	5,881	(375)
Income taxes payable	(5,285)	(1,558)
Accounts payable	(340,772)	143,417
Accrued liabilities	33,771	422,863
Deferred revenue	12,830	27,621
Net cash provided by (used in) operating activities	(580,822)	319,989

Investing activities:
Purchase of equipment and leasehold improvements	(316,485)	(483,767)
Life insurance premiums paid	(51,301)	(70,577)
Proceeds from the maturity of treasury securities	9,035,000	9,179,000
Purchases of treasury securities	(9,006,569)	(8,999,279)
Net cash used in investing activities	(339,355)	(374,623)

Financing activities:
Proceeds from exercise of stock options	21,100	152,445
Principal payments on finance lease obligations	(7,254)	—
Net cash provided by financing activities	13,846	152,445

Net increase (decrease) in cash and cash equivalents	(906,331)	97,811
Cash and cash equivalents at beginning of period	2,807,797	2,837,081
Cash and cash equivalents at end of period	$1,901,466	$2,934,892

	Nine Months Ended
	March 31
	2026	2025
Supplemental cash flow information:
Right of use assets obtained in exchange for finance lease liabilities	31,716	—
Cash paid for interest on finance lease liability	1,658	—
Cash paid, net of refunds, for income taxes:
State of New York	2,022	1,617
State of Texas	2,000	6,500
State of Massachusetts	1,580	925
State of New Jersey	1,000	1,518
State of California	—	1,600
State of North Carolina	—	1,054
Other	147	150
Total cash paid, net of refunds for income taxes	$6,749	$13,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended March 31, 2026
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 30, 2025	9,456,438	$47,282	$13,741,384	$—	$16,821,369	$30,610,035
Net loss	—	—	—	—	(868,265)	(868,265)
Stock-based compensation expense	—	—	2,707	—	—	2,707
Unrealized loss on available-for-sale securities	—	—	—	(37,962)	—	(37,962)
Stock option exercises	10,000	50	21,050	—	—	21,100
Balance, March 31, 2026	9,466,438	$47,332	$13,765,141	$(37,962)	$15,953,104	$29,727,615

	Nine Months Ended March 31, 2025
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$—	$17,696,200	$31,147,176
Net loss	—	—	—	—	(642,135)	(642,135)
Stock-based compensation expense	—	—	25,689	—	—	25,689
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Stock option exercises	76,000	380	152,065	—	—	152,445
Balance, March 31, 2025	9,375,795	$46,879	$13,582,231	$—	$17,054,065	$30,683,175

	Three Months Ended March 31, 2026
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2025	9,466,438	$47,332	$13,763,907	$—	$16,499,691	$30,310,930
Net loss	—	—	—	—	(546,587)	(546,587)
Stock-based compensation expense	—	—	1,234	—	—	1,234
Unrealized loss on available-for-sale securities	—	—	—	(37,962)	—	(37,962)
Stock option exercises	—	—	—	—	—	—
Balance, March 31, 2026	9,466,438	$47,332	$13,765,141	$(37,962)	$15,953,104	$29,727,615

	Three Months Ended March 31, 2025
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained

	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2024	9,375,795	$46,879	$13,576,206	$—	$17,370,807	$30,993,892
Net loss	—	—	—	—	(316,742)	(316,742)
Stock-based compensation expense	—	—	6,025	—	—	6,025
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—
Balance, March 31, 2025	9,375,795	$46,879	$13,582,231	$—	$17,054,065	$30,683,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, the condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025, the condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025, and the condensed consolidated statements of stockholders' equity for the three and nine months ended March 31, 2026 and 2025, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

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

B)    INVESTMENTS

The Company’s investments consist of debt securities classified as available-for-sale and are recorded at fair value. Any unrealized gains or losses arising from changes in the fair value of these available-for-sale debt securities are recognized in accumulated other comprehensive income (loss) until they are realized through the sale of the securities or if an impairment is identified. Available-for-sale debt securities are classified as short-term investments in the Company’s financial statements as management intends to use the proceeds from the sales of these securities to fund potential acquisitions, although the exact timing of such acquisitions is currently undetermined.

During the quarter ended March 31, 2026, the Company reclassified its debt securities previously designated as held-to-maturity to available-for-sale in connection with changes in the Company’s anticipated liquidity needs as the Company adopted a diversification by acquisition strategy. The debt securities had an amortized cost of $16,994,043 and fair value of $16,956,081 as of March 31, 2026. As a result of the transfer, the Company recorded an unrealized loss of $37,962 in other comprehensive loss, representing the difference between the securities’ amortized cost and fair value. The unrealized loss is the sole component of accumulated other comprehensive income for the three months ended March 31, 2026. Management concluded that the transfer was consistent with the exceptions to the held-to-maturity classification restrictions under applicable accounting guidance due to changes in circumstances that could not have been reasonably anticipated at the time the securities were classified as held-to-maturity.

Debt securities were classified as held-to-maturity at June 30, 2025 as the Company had the positive intent and ability to hold them to maturity. The securities were carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses were recognized only if realized.

The amortized cost of all debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization or accretion is included in interest income, along with other interest income earned on cash and cash equivalents. Accrued interest receivable on debt securities is shown separately on the condensed consolidated balance sheets and is not included in any estimate for credit losses. No allowance for credit losses on U.S. Treasury securities is recorded as these securities have the following characteristics that support a zero-loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses. See Note 2 for additional information on investments.

C)    FAIR VALUE MEASUREMENTS

Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments. The Company’s U.S. treasury debt securities at March 31, 2026 are recorded at fair value as they are classified as available-for-sale. At June 30, 2025, U.S. treasury debt securities were classified as held-to-maturity and recorded at amortized cost with fair value disclosure. They have a readily available market price (Level 1 input), thus a lesser degree of judgment needs to be used in measuring fair value, and fair value was determined by quoted market prices. The fair value is based upon quoted market prices and is disclosed in Note 2.

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

E) OTHER INCOME

In the nine months ended March 31, 2026, the Company received licensing proceeds of $250,000, which were recorded as other income. Other income is shown as a separate line on the condensed consolidated statements of operations. No such licensing proceeds were recorded during the same period in the prior year or during the three months ended March 31, 2026 and 2025.

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

State income tax provisions of $1,825 and $7,345, respectively, were recorded for the three- and nine-month periods ending March 31, 2026 for the required minimum state tax payments. State income tax expense of $5,204 and $10,724, respectively, was recorded for the three and nine months ended March 31, 2025 as well for the required minimum state tax payments. Federal income tax expense of $707 was recorded during the three and nine months ended March 31, 2025 as a result of the amendment of a prior year tax return. No other federal income tax provisions were recorded during the first nine months of fiscal years 2026 and 2025 due to net operating loss carryforwards (“NOLs”) available to offset taxable income. Application of available NOLs to potential future taxable income would minimize any tax payment requirements. NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”) and, as such, the future utilization of all federal NOLs available to the Company are so limited.

The Company's tax loss carryforward as of March 31, 2026 was approximately $35,290,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

G) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at March 31, 2026 and June 30, 2025 is $2,446,100 and $2,226,454, respectively. Compensation income of $603 was recorded during the three months ended March 31, 2026, mostly due to an increase in the discount factor from 5.45% at December 31, 2025 to 5.62% at March 31, 2026. Expense of $219,646 was recorded during the nine month period ended March 31, 2026 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to completing an additional year of service, as well as a decrease in the discount factor. The discount factor used to calculate the net present value of the liability was 5.81% at June 30, 2025 and declined to 5.62% at March 31, 2026. For the three and nine months ended March 31, 2025, compensation expense of $14,016 and $148,680, respectively, were recorded under this arrangement.

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

2.    INVESTMENTS

During the three months ended March 31, 2026, the Company transferred its debt securities with an amortized cost basis of $16,994,043 from its held-to-maturity portfolio to its available-for-sale portfolio. The securities were transferred at their aggregate fair value of $16,956,081 on March 31, 2026. As a result of the transfer, the Company recorded a $37,962 unrealized loss in accumulated other comprehensive loss within stockholders’ equity during the period.

The transfer was made in response to the Company’s recently announced diversification strategy via acquisition and the related cash requirements of funding potential acquisition opportunities. Following the transfer, the securities are classified as available-for-sale and carried at fair value on the condensed consolidated balance sheet.

The following table summarizes the amortized cost and fair value of the debt securities available for sale at March 31, 2026:

	March 31, 2026
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,994,043	$22,801	$60,763	$16,956,081
Total	$16,994,043	$22,801	$60,763	$16,956,081

At June 30, 2025, the debt securities were classified as held to maturity and the amortized cost and fair value are shown below:

	June 30, 2025
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,880,656	$52,103	$625	$16,932,134
Total	$16,880,656	$52,103	$625	$16,932,134

The following tables summarize the fair value and amortized cost basis of the debt securities by contractual maturity as of March 31, 2026 and June 30, 2025:

	March 31, 2026
	Amortized Cost Basis	Fair value
Due within one year	$8,990,789	$9,013,590
Due after one year through five years	8,003,254	7,942,491
Total	$16,994,043	$16,956,081

	June 30, 2025
	Amortized Cost Basis	Fair value
Due within one year	$12,879,882	$12,909,183
Due after one year through five years	4,000,774	4,022,951
Total	$16,880,656	$16,932,134

3.    INVENTORIES

The components of inventories were as follows:

	March 31, 2026	June 30, 2025
Raw materials	$1,849,337	$1,966,662
Finished goods	4,788,779	4,815,881
Inventories, gross	6,638,116	6,782,543
Reserve for obsolete inventory	(1,878,113)	(1,897,476)
Inventories, net	$4,760,003	$4,885,067

4.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the condensed consolidated balance sheets. The Company’s income tax expense for the three and nine months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Federal	$—	$707	$—	$707
State	1,825	5,204	7,345	10,724
Foreign	—	—	—	—
Total income tax provision	$1,825	$5,911	$7,345	$11,431

All income is derived from domestic operations.

For both the three and nine months ended March 31, 2026, the effective tax rate was less than 1%. The effective tax rate for the three and nine months ended March 31, 2025 was 1.9% and 1.8%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2025.

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

No material changes in uncertain tax positions or valuation allowances were recorded during the three- and nine-month periods ended March 31, 2026 or 2025.

5.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2026, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2026 and June 30, 2025, there were no outstanding borrowings on the facility.

6.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
United States	$2,443,633	$2,169,252	$8,014,473	$6,518,157
Export	381,130	611,754	1,742,447	3,021,803
Net Sales	$2,824,763	$2,781,006	$9,756,920	$9,539,960

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2023, the Company increased its deferral rates from 2.4% to 3% for domestic sales and decreased its deferral rate from 10% to 8% for export sales to reflect recent warranty experience. In the nine months ended March 31, 2026 and 2025, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $203,348 and $192,592, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

7. LOSS PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic loss per common share is computed based on the weighted-average number of common shares outstanding. Diluted loss per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net loss	$(546,587)	$(316,742)	$(868,265)	$(642,135)

Denominator
Weighted average shares, basic	9,466,438	9,375,795	9,461,730	9,346,952
Dilutive effect of stock compensation awards (1)	—	—	—	—
Diluted shares	9,466,438	9,375,795	9,461,730	9,346,952

Net loss attributable to common shareholders per share:
Basic	$(0.06)	$(0.03)	$(0.09)	$(0.07)
Diluted	$(0.06)	$(0.03)	$(0.09)	$(0.07)

(1) Weighted average stock options excluded during the three months ended March 31, 2026 and 2025 and the nine months ended March 31, 2026 and 2025 due to anti-dilution were 77,889, 354,000, 91,414 and 401,884, respectively.

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

9.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of March 31, 2026, three of the Company’s customers each represented more than 10% of total accounts receivable, and collectively these customers accounted for approximately 45% of total accounts receivable (16%, 16% and 13%, respectively). At June 30, 2025, three customers each represented more than 10% of total accounts receivable (16%, 13% and 11%, respectively), comprising approximately 40% of total accounts receivable.

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

The CODM regularly reviews revenue, certain significant expense categories, net loss and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$2,824,763	$2,781,006	$9,756,920	$9,539,960
Cost of goods sold	1,822,002	1,696,334	6,294,661	5,877,405
Gross profit margin	35.5%	39.0%	35.5%	38.4%
Selling, general and administrative expenses:
New product certification and compliance testing	31,075	91,997	50,326	182,967
Legal and professional expense	257,269	201,833	904,642	759,135
Deferred compensation expense (income)	(603)	14,016	219,646	148,681
Other selling, general and administrative expenses	1,434,151	1,295,832	4,067,394	3,869,695
Selling, general and administrative expenses	1,721,892	1,603,678	5,242,008	4,960,478
Net loss	(546,587)	(316,742)	(868,265)	(642,135)

Segment net loss includes interest income, other income, interest expense and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of	March 31, 2026	June 30, 2025
Cash and cash equivalents	$1,901,466	$2,807,797
Available-for-sale investments	16,956,081	—
Short term investments, held-to-maturity	—	12,879,882
Inventories	4,760,003	4,885,067
Long term investments, held-to-maturity	—	4,000,774
Total segment assets	36,058,652	37,184,609

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the three and nine months ended March 31, 2025 for statement of operations items. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items. There was no impact on previously reported consolidated net loss, financial position or cash flows.

11.    LEGAL MATTERS

As of March 31, 2026, the Company is involved in the matters described below:

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

The patent infringement lawsuit between the Company and Skullcandy Inc. is in the appeal stage after a federal judge in Utah dismissed the case with prejudice on March 25, 2026. This lawsuit is the last remaining case in a series of litigation initiated by the Company against major headphone manufacturers in 2020.

On November 20, 2025, the Company resolved its lawsuit against PEAG, LLC d/b/a JLab Audio and granted a license covering certain of its patents. Gross proceeds of $250,000 were recognized and recorded as other income during the nine months ended March

31, 2026. Total contingent legal fees and related expenses of $250,000 offset these proceeds and were recorded as a selling, general and administrative expense during the nine months ended March 31, 2026.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; trade tensions between the U.S. and China given recently enacted tariffs and their uncertainty; the impact of the ongoing conflicts in Eastern Europe and the instability and escalation in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and subsequently filed Quarterly Reports on Form 10-Q.

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

Financial Results

The following table presents selected financial data for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Financial Performance Summary	2026	2025	2026	2025
Net sales	$2,824,763	$2,781,006	$9,756,920	$9,539,960
Net sales increase % from prior year period	1.6%	5.4%	2.3%	1.8%
Gross profit	$1,002,761	$1,084,672	$3,462,259	$3,662,555
Gross profit as % of net sales	35.5%	39.0%	35.5%	38.4%
Selling, general and administrative expenses	$1,721,892	$1,603,678	$5,242,008	$4,960,478
Selling, general and administrative expenses as % of net sales	61.0%	57.7%	53.7%	52.0%
Interest income	$174,875	$208,175	$670,487	$667,219
Other income	$—	$—	$250,000	$—
Interest expense	$(506)	$—	$(1,658)	$—
Loss before income tax provision	$(544,762)	$(310,831)	$(860,920)	$(630,704)
Loss before income tax provision as % of net sales	(19.3)%	(11.2)%	(8.8)%	(6.6)%
Income tax provision	$1,825	$5,911	$7,345	$11,431
Income tax provision as % of loss before income tax provision	(0.3)%	(1.9)%	(0.9)%	(1.8)%

Fiscal 2026 Period Results Compared with Fiscal 2025 Period

(comments refer to the three- and nine-month periods ended March 31, 2026 and 2025 unless otherwise noted)

Net sales for the three months ended March 31, 2026 were $2,825,000, a slight increase of $44,000, or 1.6%, compared to $2,781,000 for the three months ended March 31, 2025. The increase resulted from a 40% increase in domestic distributor orders, coupled with a 23% increase in direct-to-consumer (DTC) shipments, offset mostly by lower sales in our European and Asian markets. Sales of $9,757,000 for the nine months ended March 31, 2026 exceeded sales of $9,540,000 for the same period in the prior year by $217,000, or 2.3% due mainly to a significant sales of custom headphones to the Education segment plus a 16% increase in DTC sales, offset by a considerable decline in sales to our largest European distributors.

Export sales of $381,000 for the three months ended March 31, 2026 were down $230,000, or 37.7%, compared to sales of $612,000 for the three months ended March 31, 2025. A near 70% reduction in sales to Asia versus the same prior year period and a 77% drop off in sales into Canada drove the decline. The Asia shortfall was a result of repeat orders that came earlier in the fiscal year, and our largest Canadian distributor that will not buy U.S. products at this time for political reasons. For the nine months ended March 31, 2026, export sales totaled $1,742,000, a marked decrease of $1,279,000, or 42.3%, against the nine-month period ended March 31, 2025. Sales to our largest distributors in central and northern Europe were down close to 60% largely as a result of delays in stock replenishment. Year-to-date sales to Asia, however, exceeded sales during the first nine months of the prior year by 19%, compensated for some of the decline.

For the three months ended March 31, 2026, sales to the domestic markets totaled $2,444,000, representing an increase of $274,000, or 12.6%, compared to sales of $2,169,000 for the same period in the prior year. The higher sales figures reflect increased demand within the domestic distributor market and a continued effort to drive more DTC sales through marketing campaigns and other social media initiatives. Sales to the domestic markets during the nine months ended March 31, 2026 were $8,014,000, a rather significant year-over-year increase of $1,496,000, or 23.0%, as compared to sales of $6,518,000 for the nine months ended March 31, 2025. As noted above, a sizable order by a customer in the Education market boosted sales for the period, along with an approximately 50% increase in sales to a particular segment of the domestic distribution market driven by general inventory restocks and a continued demand for clear colored headphones. A 16% increase in DTC sales also contributed to the favorable sales, partially offset by two prior year custom orders that are expected to repeat in the fourth quarter potentially at a lower level.

Gross profit as a percentage of net sales for the three months ended March 31, 2026 was 35.5% against a gross profit percentage of 39.0% for the comparable period in the prior year, a decrease of 350 basis points. For the nine months ended March 31, 2026, gross margins were 35.5%, a decrease of 290 basis points from the margin of 38.4% for the same nine-month period in the prior year. The adverse impact of significant International Emergency Economic Powers Act (IEEPA) and reciprocal tariffs, some as high as 145%, on inventory brought in and sold throughout the year, along with sales of inventory brought in at higher freight rates, were the main reasons for the margin erosion for both periods. A favorable mix of higher margin domestic distributor and DTC sales, coupled with sales of some obsolete and excess reserved inventory, helped to partially offset some of the negative impacts.

During the third quarter of fiscal 2026, freight rates decreased. Peak season surcharges dropped off and a confluence of vessel overcapacity, weakened global demand, as well as the failure of the typical pre-Chinese New Year demand surge to materialize all contributed to lower shipping costs. The Company does, however, expect an increase in ocean rates during the fourth quarter due to another peak season surcharge that will come into effect. The Company continues its relationship with a dedicated freight forwarder and renewed the contract at the end of April. Given the elimination of IEEPA and reciprocal tariffs and anticipated lower rates in the future, the Company has decided to cease its relationship with the bonded warehouse. The inventory at the bonded warehouse will be completely withdrawn by the end of fiscal year 2026. Ongoing monitoring of supply chain and tariff developments will help the Company adapt and maintain product availability.

Over the past nine months, U.S. tariff policy on China-produced goods has remained a significant factor affecting the Company’s cost structure and supply chain decisions. The Company is currently subject to certain tariff rates on products manufactured in China that are now lower than those previously imposed and should remain fairly stable throughout the fiscal year. Future changes in trade policy, however, could result in significantly higher duties. On February 20, 2026, the federal courts ruled that the broad tariffs imposed under IEEPA were illegal and exceeded the President’s statutory authority. Soon after, President Trump invoked a 10% global tariff using Section 122 of the Trade Act of 1974. Also following the invalidation of the IEEPA and reciprocal tariffs, the Court of International Trade (CIT) ruled that the duties paid are unlawful and initiated a massive refund process. The Company may seek reliquidation and refunds via claims made in the Custom Border Patrol’s (CBP) new Consolidated Administration and Processing of Entries (CAPE) portal as soon as it is ready to begin accepting claims. While refunds are expected, they are not guaranteed and timing of the refund is currently expected to take 60-90 days. The government can appeal or cause delays, with full restitution potentially taking months or years. As such, the Company has not recorded any receivables related to the potential refunds amid the uncertainty. Given the volatility of the tariff landscape and the substantial amount of product coming from China, the Company continues to closely monitor the latest updates and their impact on operations, planning efforts and financial conditions.

Selling, general, and administrative expenses of $1,722,000 for the three months ended March 31, 2026 increased $118,000, or 7.4%, in comparison to $1,604,000 for the same period in the prior year. The primary reasons for the increase were higher legal fees, increased commissions on larger sales turnover, and additional salary and a bonus accrual for a new headcount. For the nine months ended March 31, 2026, selling, general and administrative expenses were $5,242,000 versus $4,960,000 for the nine-month period ended March 31, 2025, an increase of $282,000, or 5.7%. The primary cause of the increase is $250,000 in legal fees and expenses incurred as a result of litigation related to patent defense that was resolved during the second quarter of fiscal year 2026 and directly offset by non-recurring licensing proceeds as noted below. A decrease in other legal fees was offset by higher sales commissions in addition to an increase in the deferred compensation expense year over year, as a result of both declining interest rates used to calculate the related liability and an increase in the annual payments under the plan given an additional year of service was completed.

Other income for the nine months ended March 31, 2026 consisted entirely of $250,000 in non-recurring licensing proceeds. There was no other income recorded for the three months ended March 31, 2026 or the three- and nine-month periods ended March 31, 2025.

State tax expense of $1,825 and $7,345 was recorded for the three and nine months ended March 31, 2026, respectively, and $5,204 and $10,724 for the three and nine months ended March 31, 2025, reflecting the minimum required state tax due. Aside from a $707 amount due and paid during the three months ended March 31, 2025 related to a prior-period tax return amendment, no federal income taxes were recorded during the first nine months of either fiscal year as a result of the net operating loss (NOL) carryforwards available to offset most taxable income. The effective tax rate for the three and nine months ended March 31, 2026 was less than 1%. The effective tax rate for the three and nine months ended March 31, 2025 was 1.9% and 1.8%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2025.

The Company’s remaining expected federal tax loss carryforward approximated $35,290,000 at the end of the third quarter of fiscal year 2026. The current fiscal year to date adjustment to the net operating loss carryforward increased the deferred tax asset related to the Company’s federal and state net operating loss carry forwards to approximately $9,006,000 as of March 31, 2026. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is not sufficient positive evidence to support a reduction in a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

The Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. In the third quarter of fiscal year 2026, the final lawsuit among a series of legal actions initiated by the Company since 2020 was dismissed. The Company is, however, appealing that decision. If efforts are successful, the Company may receive royalties, offers to purchase its intellectual property, or other remedies advantageous to its competitive position from time to time. However, there is no guarantee of a positive outcome from these efforts in the future, which could ultimately be time-consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $1.9 million of cash and cash equivalents, $16.9 million of short-term investments and available credit facilities of $5.0 million on March 31, 2026.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from tariff volatility and global trade tensions, persistent inflation pressures, moderate, uneven growth in the labor market and steady unemployment, still elevated borrowing costs, continually declining consumer confidence, disruption in our supply chain, the conflict in Eastern Europe and instability and escalation in the Middle East and increased risk of cyberattacks.

While the impact of these factors on our fiscal 2026 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Tariffs - On February 20, 2026, in Learning Resources, Inc. v. Trump, the Supreme Court ruled that the IEEPA does not authorize the president to impose tariffs, declaring them unconstitutional and invalidating previous punitive tariffs on Chinese goods. Shortly after the ruling, President Trump announced a temporary 10% global tariff on imports under Section 122 of the Trade Act, which he has threatened to raise to 15%. These tariffs can be imposed for up to 150 days and are designed to address the U.S. trade deficit and related imbalances. As a result of the determination that IEEPA and reciprocal tariffs were unlawful, the Company is legally entitled and is expected to receive refunds of those tariffs. The Company continues to monitor the status of the claims process as it is currently under development and the refunds face significant legal and operational hurdles. These dynamics have contributed to variability in input costs and required the Company to actively manage supplier relationships, pricing strategies, and inventory planning. The

Company continues to monitor trade policy developments and evaluate mitigation strategies to assess the impact on inflation and consumer sentiment which, in turn, could impact operations, planning, and financial conditions.

United States and Israel War with Iran – Escalating conflict between the United States and Iran poses material risks to global crude oil and refined fuel markets, as disruptions to Middle Eastern supply routes, including the Strait of Hormuz, could result in sharp and sustained increases in fuel prices and uncertainty in the financial markets. Our business operations and supply chain are exposed to such geopolitical volatility, and a prolonged conflict could compound inflationary pressures and dampen broader U.S. business activity in ways that may materially and adversely affect our financial condition and results of operations.

Inflationary Cost Environment and the Impact on Consumer Confidence – Global inflation has been persistent despite earlier declines, particularly affecting input costs. While the Federal Reserve has initiated rate cuts during the fiscal year, elevated inflation from tariffs may restrict the ability to significantly lower interest rates, resulting in a higher-for-longer environment. In addition, the conflicts in the Middle East have contributed to sustained elevated interest rates and volatile energy costs. Consumer confidence continued to decline steadily due to concerns over high prices, increased energy costs, tariffs and a softening labor market. Consumers may still put off making purchase decisions and cut back on overall spending, which could impact the Company’s sales volumes.

The Company will continue to experience higher costs for commodities and packaging materials due to the tariffs, albeit at lower rates, and will react with pricing actions as it deems necessary. The Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, increased oil and energy costs, risks of international operations and the recruitment and retention of talent.

Supply Chain Disruption and Trade Tensions with China - The Company faces significant risks due to reliance on third-party supply chains, primarily in southern China and Taiwan, distribution networks and the availability of necessary components to produce a considerable number of our products. Issues such as pandemic restrictions, geopolitical unrest, labor shortages, strikes, and component procurement failures could delay manufacturing and increase costs. The U.S.-China tariff war has disrupted supply chains, impacting both domestic industries and global trade dynamics. Continued geopolitical tensions between China and Taiwan may affect future shipments from Taiwan-based suppliers. Adverse changes in social, political, regulatory, or economic conditions could increase product costs or delay shipments. Any escalation of trade tensions might lead to retaliatory trade restrictions, potentially affecting the Company's ability to source products from China or conduct business internationally. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, with limited ability to pass increased tariffs and freight costs onto customers. Broad tariffs may shift supply chains out of China, which could cause inflation to rise, impacting costs and consumer demand. The Company will continue to monitor the evolving situation and others that may arise as the changes in the current labor landscape, coupled with rising inflation and energy prices, could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Russia’s Invasion of Ukraine – The United States and global markets continue to experience volatility and disruption resulting from the ongoing conflict between Russia and Ukraine, which began following the invasion of Ukraine by Russia in February 2022. The significant sanctions and export controls imposed against Russia, certain Russian banks and Russian individuals by the U.S. and other countries remain unchanged. The Company suspended all sales to Russia in April 2022 in accordance with Executive Order 14071 and no sales were made to Russia since that time. While there is a humanitarian crisis in Ukraine created by the war and the population continues to seek refuge in other countries, the Company continues to receive orders from a Ukrainian distributor. During the nine months ended March 31, 2026 and 2025, sales of $31,000 and $80,000, respectively, were made to this distributor.

Cyberattacks - Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more sophisticated and more relentless as technology has evolved, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. The U.S. Iran conflict has also significantly intensified cyber threats, characterized by Iran-linked hackers conducting high-volume, often low-impact, disruption attacks against U.S. critical infrastructure, including defense contractors, data centers and water systems. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security and there is a risk that these types of attacks could impact the entire supply and distribution chain for the Company’s product line. Given connectivity through the internet, the Company can only be as strong as its weakest link, whether that is a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended March 31, 2026 and 2025:

Total cash (used in) provided by:	2026	2025
Operating activities	$(580,822)	$319,989
Investing activities	(339,355)	(374,623)
Financing activities	13,846	152,445
Net increase (decrease) in cash and cash equivalents	$(906,331)	$97,811

Operating Activities

The cash used in operating activities during the nine months ending March 31, 2026 was primarily driven by the net loss from operations, somewhat offset by improvements in working capital. Payments to the Custom Border Patrol for tariffs on inventory purchased from Chinese suppliers plus payment of the Company’s annual insurance premiums at the beginning of the fiscal year were partially offset by a $512,000 IRS refund received in the first quarter relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options. The cash provided by operating activities during the nine months ending March 31, 2025 was a result of $344,000 in customer deposits for orders that shipped in the following quarter.

Investing Activities

Fixed asset additions of $316,000 during the nine months ended March 31, 2026 consisted of replacement of the third roof section of the Company’s building at a cost of $269,000, a sprinkler system valve replacement and various new product tooling and was the driving factor behind cash used by investing activities. The Company also paid premiums of $51,000 on the company-owned life insurance policies on two of its executives. Total proceeds of $9,035,000 were received during the first nine months of fiscal year 2026 from the redemption of U.S. Treasury securities and $8,998,000 of new U.S. Treasury securities were purchased at a net premium of $8,600 during that same period. Cash used by investing activities for the nine months ended March 31, 2025 was also related mostly to fixed asset expenditures, namely the replacement of a second roof section of the building for $346,000, and the payment of $71,000 in premiums on the company-owned life insurance policies on two of its executives. Proceeds of $9,179,000 received during the nine months ended March 31, 2025 from the maturity of U.S. Treasury securities were mostly reinvested to purchase $9,059,000 of similar securities at a $60,000 discount.

Financing Activities

Cash from the exercise of stock options during the nine-month period ended March 31, 2026 provided the majority of the cash from financing activities, offset slightly by principal payments on a finance lease for a new reach truck leased for the warehouse at the beginning of the year. A total of 10,000 shares of common stock were issued as a result of employee stock option exercises under grants that were still outstanding from the Company’s 2012 Omnibus Incentive Plan. For the nine months ended March 31, 2025, an aggregate of 76,000 shares of common stock were issued as a result of employee stock option exercises under grants outstanding from the Company’s 2012 Omnibus Incentive Plan.

As of March 31, 2026 and June 30, 2025, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the nine months ended March 31, 2026 or 2025 under the Company’s stock repurchase program.

Liquidity

During the three months ended March 31, 2026, the Company reclassified its debt securities with an amortized cost of $16,994,043 from held-to-maturity to available-for-sale in order to provide increased flexibility in managing its liquidity and capital resources. The reclassification was made in light of the Company’s updated strategy of diversification via acquisition and the related funding requirements of potential acquisition opportunities.

Following the transfer, the securities remain highly liquid and available to support working capital needs, strategic initiatives, and other general corporate purposes. The transfer did not impact the Company’s cash position or results of operations, other than the recognition of an unrealized loss in other comprehensive loss related to marking the securities to fair value.

Management believes existing cash, cash equivalents, investments in short-term U.S. Treasury securities, cash generated from operations and available borrowings under its credit facility will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least the next twelve months and the foreseeable future.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of March 31, 2026, the Company was in compliance with all covenants related to the Credit Agreement. As of March 31, 2026 and June 30, 2025, there were no outstanding borrowings on the facility.

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

Off-Balance Sheet Transactions

At March 31, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including PEAG, LLC d/b/a jLab Audio and Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. The lawsuit against PEAG LLG d/b/a JLab Audio was dismissed on November 20, 2025 following resolution of the litigation between the parties. In late March 2026, a Utah federal judge dismissed the Company’s lawsuit against Skullcandy, Inc., the last remaining patent infringement lawsuit in a series of legal actions filed starting in 2020. The Company is appealing this decision.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2026, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
January 1 - January 31, 2026	—	$—	—	$2,139,753
February 1 - February 28, 2026	—	$—	—	$2,139,753
March 1 - March 31, 2026	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through March 31, 2026.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 9, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2026 and 2025, (vi) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended March 31, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

*Filed herewith

** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOSS CORPORATION

/s/ Michael J. Koss	May 8, 2026
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	May 8, 2026
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer