Form 10-K
period 2026-06-30
KOSS CORP
filed 2026-08-28
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2025, was approximately

$21,928,899 based on the $4.14 per share closing price of the Company’s common stock as reported on the Nasdaq Stock Market on December 31, 2025.

On August 24, 2026, there were 9,466,438 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

KOSS CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2026

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-K, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-K, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; changes in trade policies and tariffs, import and export restrictions; the impact of the ongoing conflict in Eastern Europe and the instability in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; volatility in the price and trading volume of our common stock; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; any impacts of future acquisitions or other strategic transactions; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Form 10-K.

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

Approximately 80% of the Company’s fiscal year 2026 sales were from stereo headphones used for listening to music. The remaining approximately 20% of the Company’s sales were from headphones used in communications, education settings, and in conjunction with metal detectors, as well as sold to original equipment manufacturers (“OEM”). The products are not significantly differentiated by their retail sales channel or application with the exception of products sold to school systems, prisons, and OEM customers. There are no other product line differentiations other than the quality of the sound produced by the stereo headphone itself, which is highly subjective.

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

Diversification Strategy

During the fiscal year ended June 30, 2026, management announced its intention to pursue acquisition targets as part of its “diversification by acquisition” strategy. The success of the Company’s intellectual property enforcement campaign, coupled with prudential cash management, has created an attractive opportunity to begin a new phase outside of the consumer electronics space. This includes acquiring upstanding, strong cash flow companies that the Company can grow and hold as part of the Company for the long-term, and preferably forever.

The Company expects this expanded strategy to substantially change its financial profile over the next one to five years and generate predictable, recurring revenue streams. However, during the acquisition phase, selling, general and administrative costs are expected to increase in the near term. The Company believes its existing cash, cash equivalents, and operating cash flows will provide meaningful support for funding this strategic transition.

INTELLECTUAL PROPERTY

John C. Koss is recognized for creating the personal listening industry with the first Koss SP/3 stereo headphone in 1958. The Company regularly applies for registration of its trademarks in many countries around the world, and over the years the Company has had numerous trademarks registered and patents issued in North America, South America, Asia, Europe, Africa, and Australia. As of June 30, 2026, the Company had approximately 400 trademarks registered in approximately 88 countries around the world and nearly 170 patents in approximately 25 countries. The Company has trademarks to protect the brand name, Koss, and its logo on its products. The Company also holds many design patents that protect the unique visual appearance of some of its products. These trademarks and patents are important to differentiate the Company from its competitors. Certain of the Company’s trademarks are of material value and importance to the conduct of its business. The Company considers protection of its proprietary developments important; however, the Company’s business is not, in the opinion of management, materially dependent upon any single trademark or patent.

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

SEASONALITY

Although retail sales of consumer electronics have historically been higher during the holiday season, sales of stereo headphones are generally smooth throughout the year. Management believes that the Company’s business is not seasonal as evidenced by the fact that the Company’s net sales for the last three years, including the year ended June 30, 2026, were fairly evenly dispersed throughout the year, with the exception of the first quarter of fiscal 2026, which was abnormally higher given a large custom order that shipped in that quarter. Management believes that the reason for this level performance of sales to retailers and distributors is related to the fact that consumers are increasingly purchasing stereo headphones throughout the year as replacements for older or lower quality headphones to improve the quality of their listening experience as it relates to portable electronic products. Therefore, upgrades and replacements appear to have as much interest over the course of the year as gifts of stereo headphones during the holiday season.

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

CUSTOMERS

The Company markets a line of products used by consumers to listen to music, to work and study from home, to communicate via telephone or internet, and to listen to other audio-related media. The Company distributes these products through distributors and retail channels in the U.S. and independent distributors throughout the rest of the world. Additionally, the Company fills direct-to-consumer (“DTC”) orders on its website and via online marketplaces. The Company markets its products through many domestic retail outlets and numerous retailers worldwide. The Company also markets products directly to several OEMs for use in their products. In the fiscal years ended June 30, 2026 and 2025, the Company’s largest sales concentration was represented by its own DTC offerings via the Amazon portal and were approximately 22% and 19% of net sales in fiscal years 2026 and 2025, respectively. The Company’s products have broad distribution worldwide across many channels including distributors, specialty stores, mass merchants, and electronics stores. The Company is dependent upon its ability to retain a base of retailers and distributors to sell the Company’s line of products. A material loss or disruption of retailers and/or distributors could result in a loss of product placement and have an adverse effect on the Company’s financial results. The Company’s five largest customers accounted for approximately 49% and 50% of net sales in fiscal years 2026 and 2025, respectively.

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

ENVIRONMENTAL MATTERS

The Company believes that it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During fiscal years 2026 and 2025, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company’s operating results or financial condition. The increased public awareness and concern regarding climate change has resulted in increased regulations which are rapidly evolving. The Company continues to monitor the evolving regulations, as well as related required disclosures, to ensure that we will be conformant. It is unclear as to whether any emerging and evolving regulations will have a material impact on the Company's results of operations.

EMPLOYEES

As of June 30, 2026, the Company employed 30 employees, 2 of which were part-time employees. The Company did not engage any temporary personnel during the year ended June 30, 2026. None of our employees are covered by a collective bargaining agreement.

FOREIGN SALES

The Company markets and sells its products in North America, Europe, Asia-Pacific, Latin America and other international markets. International operations are subject to various risks, including changes in economic conditions, political and social instability, fluctuations in foreign currency exchange rates, changes in trade policies and tariffs, import and export restrictions, differing regulatory requirements, and changes in tax laws. While no individual foreign country represented a material portion of our consolidated revenue during fiscal 2026, international sales represented approximately 17% of consolidated net sales.

For further information, see Part II, Item 7, as well as additional description of risks related to our business in foreign markets described in Part I, Item 1A. under “We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.”

The Company has sales personnel currently located in the Netherlands and the Caucasus region to service the international export marketplace. The loss of these personnel would result in a transfer of sales and marketing responsibility. The Company mainly sells its products to independent distributors in countries and regions outside the United States including Europe, the Middle East, Asia, Australia, South America, Latin America, Canada and Mexico. During the last two fiscal years, net sales of all Koss products were distributed as follows:

	2026	2025
United States	$10,869,826	$8,968,799
Sweden	393,769	1,247,981
Czech Republic	354,520	1,206,827
Georgia	229,838	108,735
Korea, Republic of	188,920	207,061
Malaysia	170,499	156,976
Australia	114,825	83,013
Japan	110,629	114,438
United Kingdom	109,613	19,769
All other countries	478,334	510,571
Net sales	$13,020,773	$12,624,170

MANUFACTURING OPERATIONS

The Company has a manufacturing facility in Milwaukee, Wisconsin and uses third-party contract manufacturers, for which long-standing relationships have been maintained, to produce substantially all its products. The contract manufacturers are primarily located in the People’s Republic of China and Taiwan and are responsible for component procurement, product assembly, testing and packaging in accordance with the Company’s specifications and quality standards. Because substantially all manufacturing is concentrated in China, the Company’s operations are subject to risks associated with changes in tariffs and trade policies, export controls, geopolitical developments, international shipping availability and costs, foreign currency fluctuations, labor market conditions and regulatory requirements. We actively manage these risks through ongoing supplier oversight via a contract employee based in China, inventory planning, business continuity planning and evaluation of alternative sourcing and manufacturing opportunities where commercially appropriate. Although the Company has seen increased logistics costs and higher import duties associated with products manufactured in China, manufacturing capacity has remained adequate to support anticipated customer demand. The Company also maintains finished goods inventory in its U.S. facility to mitigate this risk. The Company’s goal is to stock finished goods inventory at an average of approximately 90 days demand per item. Recovery of a single facility through replacement of a supplier in the event of a disaster or suspension of supply could take an estimated six to twelve months, in which case the Company believes that it could restore production of its top 10 selling models (which represented approximately 51% of the Company’s 2026 net sales) within 18-24 months. Required compliance testing impacts the time it takes to bring a product to market as well as the time necessary to retool a product and re-enter the marketplace. The Company is also at risk if trade restrictions are introduced on its products based upon country of origin. In addition, the Company may not be able to pass along most increases in tariffs and freight charges to the Company’s customers, which would directly affect profits.

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

We engage in operations and enter into agreements with counterparties located outside the U.S., which exposes us to political, governmental, and economic instability and foreign currency exchange rate fluctuations. Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity, and prospects. Risks associated with potential operations, commitments, and investments outside of the U.S. include but are not limited to risks of:

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

The Company’s operations and financial results are subject to risks arising from evolving U.S.-China trade relations. Since a substantial portion of the Company’s products are manufactured by third-party contract manufacturers located in China, U.S. tariff policy on China-produced goods has remained a significant factor affecting the Company’s cost structure and supply chain decisions. Recent judicial decisions invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") have increased uncertainty regarding the future direction of U.S. trade policy but have not eliminated the risk of increased import duties on products manufactured in China. Although the IEEPA tariffs were invalidated, the U.S. government has imposed, and may continue to impose, tariffs under other statutory authorities, including Sections 122, 301 and 232 of the Trade Act, and may adopt additional trade measures affecting products imported from China. In addition, the scope, timing and availability of refunds of previously paid IEEPA tariffs remain subject to ongoing administrative processes and litigation.

Continued volatility in trade relations between the U.S. and China, including the potential for higher tariffs or new trade restrictions, could adversely impact the Company’s sourcing, pricing, and profitability. The Company is actively monitoring these developments and assessing mitigation strategies, including alternative sourcing arrangements, however, no assurance can be given that such strategies will fully offset the impact of adverse trade policy changes.

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

The Company sells lines of products with suggested retail prices ranging from less than $10 up to $1,000. The gross margin for each of these models varies in terms of percentages. The Company finds the low-priced portion of the market most competitive and therefore most subject to pressure on gross margin percentages, which tends to lower profit contributions. Therefore, a shift in customer specifications and preferences toward lower priced items could lead to lower gross margins and lower profit contributions per unit of sale. Due to the range of products that the Company sells, the product sales mix can produce a variation in profit margins. Some distributors sell a limited range of products that yield lower profit margins than others. Most notably, the budget-priced stereo headphone segment of the market (below $10 retail), which is distributed through mass market retailers, computer stores, office supply stores and to school systems, tends to yield the lowest gross margins. An increase in business with these types of accounts, if coupled with a simultaneous reduction in sales to customers with higher gross margins, would reduce profit margins and profitability.

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

Our largest concentration of sales in fiscal year 2026 came from our DTC sales via the Amazon portal and accounted for more than 22% and 19% of our net sales in fiscal years 2026 and 2025, respectively. We do not have long-term contracts to conduct sales through the Amazon portal or for sales to any of our customers, and all of our customers generally purchase from us on a purchase order basis. As a result, Amazon or any other customer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain customers, individually or in aggregate, choose to no longer sell our products, slow their rate of purchase of our products or decrease the number of unique products they purchase, our results of operations would be adversely affected.

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

Future acquisitions or other strategic transactions could negatively impact our reputation, business, financial position, results of operations and cash flows.

Following the Company’s announcement in March 2026 to diversify the Company’s business through acquisitions of other businesses, we expect to engage in acquisition activity in the future. However, there can be no assurance that we will be able to identify and complete suitable acquisitions and it may be difficult for us to identify potential targets with revenues sufficient to justify taking on the risks associated with pursuing the acquisition of such targets. The failure to identify suitable acquisitions and successfully integrate these acquired businesses may limit our ability to expand our operations and could have an adverse effect on our business, financial position and results of operations. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of management’s attention or resources away from our operations; difficulties with operating a business in a different industry or market to the Company’s current business line; the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.

Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.

Cybersecurity threats or other disruptions to our information systems, or those of our third-party service providers, could adversely affect our business.

We depend on information technology systems to conduct substantially all aspects of our business, including financial reporting, inventory management, customer order processing, communications and coordination with our contract manufacturers, logistics providers and other third-party service providers. These systems are subject to cybersecurity threats that continue to increase in frequency and sophistication, including ransomware, phishing, malware, credential theft, business email compromise and other attempts to gain unauthorized access to systems or data.

Although we maintain administrative, technical and physical safeguards designed to protect our systems and information, no security measures can eliminate all cybersecurity risks. A successful attack, system compromise or other cybersecurity incident affecting our systems or those of our third-party service providers could result in the loss or unauthorized disclosure of confidential information about customers, employees, vendors and suppliers which is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including penetration of network security, could result in business interruption, delays in product shipments, increased operating costs, damage to our reputation, exposure to litigation or regulatory proceedings and could adversely affect our business, financial condition and results of operations. In addition, because we rely on third-party vendors, including cloud-based service providers and contract manufacturers, cybersecurity incidents affecting those parties could have similar adverse effects even if our own systems are not directly compromised.

Cyberattacks are becoming larger, more frequent, more sophisticated and more relentless as technology has evolved and geopolitical instability has increased, resulting in privacy, security, and compliance concerns. They are a significant threat to individual organizations and national security. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security. These types of attacks can also have an impact on the entire supply and distribution chain for the Company’s product line. Given connectivity through the internet, the Company can only be as strong as the weakest link, whether that is a financial service provider, third party distributor, reseller, transportation service provider, contract manufacturer, customer or consumer.

Artificial intelligence may increase cybersecurity, operational and fraud risks.

Advances in artificial intelligence have increased the sophistication, frequency and effectiveness of cyber threats, including phishing attacks, business email compromise, credential theft, malware, social engineering and other attempts to gain unauthorized access to information systems or confidential data. Artificial intelligence technologies also may facilitate fraudulent communications, including convincing text, voice or video impersonations of employees, executives, suppliers or customers, which could result in unauthorized financial transactions, disclosure of sensitive information or operational disruption.

In addition, we and our third-party service providers may use artificial intelligence-enabled technologies to support certain business processes. The use of these technologies may increase risks relating to data privacy, confidentiality, cybersecurity, intellectual property, accuracy of information and compliance with evolving legal and regulatory requirements. Although we maintain policies, technical safeguards and internal controls designed to reduce these risks, no security measures can eliminate all cybersecurity or fraud risks associated with rapidly evolving artificial intelligence technologies. Any significant cybersecurity incident or misuse of artificial intelligence could disrupt our operations, damage our reputation, result in financial loss, expose us to litigation or regulatory proceedings and adversely affect our business, financial condition and results of operations.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

The Company is subject to income taxes in the United States. Tax laws, regulations, administrative guidance and judicial interpretations are subject to change, and future legislative or regulatory actions may increase our tax liabilities, reduce available tax benefits, or require changes to the manner in which we conduct our business. Any significant changes in applicable tax laws or interpretations could increase our effective tax rate, require additional tax payments, reduce cash flows, or otherwise adversely affect our financial condition and results of operations. We recognize deferred tax assets related to items such as net operating loss carryforwards, tax credit carryforwards, stock-based compensation and other temporary differences. Changes in tax laws, tax rates or limitations on the use of these tax attributes could reduce the realizable value of our deferred tax assets or increase future tax expense. Such changes could materially affect our effective tax rate, earnings and cash flows.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted. The OBBB Act is a sweeping tax and spending law that makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (the “TCJA”), while introducing new tax policies and restructuring others. While certain provisions may reduce the Company’s tax liability, such as modifications to corporate tax rates, deductions, credits, treatment of foreign income, and expensing rules, others may introduce new complexity and audit risk. The Company has not been significantly impacted by the OBBB Act, however, the ultimate impact of the recently enacted tax legislation will depend on future Treasury regulations, IRS guidance and our business operations.

The Company regularly assesses all of these tax-related matters to determine the adequacy of its tax provision. If current tax strategies are ineffective or not in compliance with domestic and international tax laws, the Company’s financial position, operating results, and cash flows could be adversely affected.

Risks Related to our Stock

The market price of our common stock may be volatile and may fluctuate significantly.

The market price of our common stock has been and may continue to be subject to significant fluctuations due to a variety of factors, many of which are beyond our control. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personnel, a decline in demand for our products and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares. During the fiscal year ended June 30, 2026, the sales price of our common stock fluctuated between a reported high sales price of $8.59 on July 23, 2025 and a reported low sales price of $3.50 on March 30, 2026. The trading volume in shares of our common stock can also vary widely. For example, during the most recent fiscal year, daily trading volume ranged from a low of 5,600 shares on April 10, 2026 to a high of 6,521,500 on July 23, 2025. Our market capitalization, as implied by various trading prices, can reflect valuations that diverge significantly from those seen prior to volatility and, to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

Michael Koss, our President and Chief Executive Officer, beneficially owned 3,846,410 shares of our common stock as of August 1, 2026, representing 40.6% of shares outstanding on such date, including shares held by a voting trust over which Mr. Koss holds sole voting and dispositive power. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a large stockholder, since such a stockholder can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Michael Koss directs the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

General Risk Factors

The Company's operations and results are influenced by both global and regional economic environments, and less than favorable economic conditions may have a material adverse impact on the Company's business, operating results, and financial position.

The Company sales outside the U.S. represent nearly 17% of total net sales for the fiscal year ended June 30, 2026. Moreover, the Company relies almost exclusively on contract manufacturing facilities based in the People’s Republic of China to produce its goods, underscoring the critical importance of this region to its overall operations. As a result, the Company’s business, financial condition, and results of operations may be adversely affected by unfavorable global, national, and regional economic conditions and political developments. Inflationary pressures, higher borrowing costs, and increased energy and labor costs have reduced consumers’ disposable income for discretionary spending and may continue to impact demand for the Company’s products. In addition, supply chain disruptions, fluctuations in foreign currency exchange rates, and the imposition of new or higher tariffs or trade restrictions could increase our costs and reduce profitability.

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

Uncertainty associated with the current U.S. presidential administration and changes in government policies that have occurred and will continue to occur may affect operations, cost structure, and competitive environment. For example, the recent changes to corporate tax laws and rates, environmental regulations, international trade agreements and tariffs could increase operating costs or reduce access to key markets. Furthermore, political polarization within the United States and the possibility of policy reversals or delayed legislative action may contribute to economic volatility and reduce business and consumer confidence.

Primarily all of the Company’s contract manufacturing facilities are located in China and we do not currently have arrangements with contract manufacturers in other countries that may be acceptable substitutes. Significant increases in wages or wage taxes paid by contract manufacturing facilities may increase the cost of goods manufactured in China which could have a material adverse effect on the Company’s profit margins and profitability. Additionally, restrictions on international trade, the imposition of further tariffs, sanctions and other controls on imports or exports of goods, technology or data, can materially adversely impact the Company’s business and supply chain. Further restrictive measures, which could be announced with little or no warning, could limit the Company’s ability to source materials and product from China at acceptable prices or at all and necessitate a change to the Company’s supply chain which would be disruptive, time-consuming and expensive. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries and what products may be subject to such actions. To the extent such actions inhibit our transactions with contract manufacturing facilities and suppliers in China, our business may be materially adversely affected. See further discussion below under “The Company is dependent on the proper functioning of our contract manufacturers, our supply chain, and our distribution networks. Any disruptions could adversely affect our business, financial condition or results of operations” and “A shift in U.S. and China trade relations, policies and imposed tariffs could adversely affect the Company’s business, financial condition and results of operations.”

Geopolitical tensions, armed conflicts and acts of terrorism could adversely affect our business, financial condition, and results of operations.

Ongoing and escalating geopolitical tensions, including the continuing Russia-Ukraine conflict, instability in the Middle East, including the conflict between the United States and Iran, and heightened tensions between the United States and China, create significant uncertainty in the global economic and regulatory environment. These conflicts may lead to supply chain disruptions, restrictions on the movement of goods, changes in trade policies, the potential for additional sanctions, tariffs or other trade restrictions. For example, the conflict in Russia and Ukraine and the related sanctions and trade restrictions on Russia have caused and are expected to continue to cause, global political, economic and social instability, volatility in commodity prices and energy prices, increased cyberattacks and disruptions to the global economy. The conflicts in the Middle East, including limitations on trade through the Persian Gulf, Suez Canal and Red Sea, cause significant disruption of global energy supplies and adversely affect global supply chains, ocean transportation, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall global macroeconomic conditions. These developments underscore the increasing complexity and risk within the global geopolitical landscape. The conflicts have exacerbated regional instability, impacted global shipping lanes and increased energy and raw material costs.

Tensions between the U.S. and China could result in new or changing tariffs beyond what were recently imposed, retaliatory trade measures, or regulatory restrictions that increase the cost of manufacturing and sourcing materials. These risks may limit the Company’s ability to procure critical products and components, extend lead times, increase transportation and input costs, and adversely impact competitiveness in key markets. In addition, the uncertain and rapidly evolving nature of these geopolitical developments makes it difficult to predict the full extent of their impact on the Company’s operations, financial condition, and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

The Company maintains policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and has integrated these processes into the overall risk management processes. The Company continued to enhance its cybersecurity program through investments in security technologies, employee awareness, governance, and third-party oversight. The Company has programs in place intended to address and mitigate the cybersecurity risks that could adversely impact customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes and operational delays. These programs include regular monitoring of outside threats, continuous updating of software to mitigate risk, implementation of a formal policy related to employees that access corporate systems from personal devices, a simplification of infrastructure to minimize servers and migration of business-critical systems, including the Company’s Enterprise Resource Planning (ERP) system, to Tier-1 cloud service providers. Enhancements have also been made to endpoint protection and remote access protocols, including enhanced encryption, two-factor authentication (2FA) and real-time threat monitoring.

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

Governance

Cybersecurity continues to be a critical component of corporate governance and enterprise risk oversight at the Company. Management, in coordination with the Company’s MSP, is responsible for day-to-day cybersecurity operations and identifying and assessing risks on an ongoing basis to ensure that the Company’s policies and procedures are functioning as designed to protect the Company’s information systems from potential cybersecurity threats. Management and the Board of Directors are provided periodic updates on the Company’s cybersecurity programs, including emerging cybersecurity threats, overall system health, results of vulnerability assessments and penetration testing, status of remediation efforts, third-party security assessments, cybersecurity awareness training metrics, business continuity and disaster recovery readiness and significant cybersecurity events or incidents, if any. Cybersecurity policies and processes are reviewed annually with the Board of Directors, which serves in an oversight role as a whole as part of its broader enterprise risk management responsibilities. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues and would be notified immediately of any cybersecurity incidents.

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

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in Note 20 “Legal Matters” to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION ON COMMON STOCK

The Company’s common stock is traded on The Nasdaq Capital Market under the trading symbol KOSS. There were 566 record holders of the Company’s common stock as of August 24, 2026. This number does not include individual participants in security position listings. There were no dividends declared during the fiscal years ended June 30, 2026 and 2025.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number	Average	Shares Purchased as	Value of Shares
	of Shares	Price Paid	Part of Publicly	Available under
Period	Purchased	per Share	Announced Plan (1)	Repurchase Plan
April 1 - April 30, 2026	—	$—	—	$2,139,753
May 1 - May 31, 2026	—	$—	—	$2,139,753
June 1 - June 30, 2026	—	$—	—	$2,139,753

(1)In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2026, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No purchases were made during the fiscal years ended June 30, 2026 or 2025.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the financial position, results of operations, cash flows, indebtedness, and other key financial information of the Company for fiscal years 2026 and 2025. Unless otherwise indicated, comparisons of financial information reflect the fiscal year ended June 30, 2026 versus the fiscal year ended June 30, 2025. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also the “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Report.

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

Although certain of the Company’s products could be viewed as essential by consumers for use with mobile phones and other portable electronic devices, many other models represent a more discretionary spend. The results of the Company’s operations are therefore susceptible to consumer confidence and adverse macroeconomic factors such as tariff volatility, slower growth or recession, higher interest rates, sticky wage growth and slowing job creation and commodity inflation. In addition, the economic sanctions imposed as a result of the Russia/Ukraine conflict have impacted certain of our customers in those markets and the surrounding regions.

Diversification Strategy

During the fiscal year ended June 30, 2026, management announced its intention to pursue acquisition targets as part of its “diversification by acquisition” strategy. The success of the Company’s intellectual property enforcement campaign, coupled with prudential cash management, has created an attractive opportunity to begin a new phase in addition to the consumer electronics space. This includes acquiring upstanding, strong cash flow companies that the Company can grow and hold indefinitely as part of the Company for the long-term.

The Company expects this expanded strategy to substantially change its financial profile over the next one to five years and generate predictable, recurring revenue streams in the $2 million to $4 million EBITDA range. However, during the acquisition phase, selling, general and administrative costs are expected to increase in the near term. The Company believes its existing cash, cash equivalents, and operating cash flows will provide meaningful support for funding this strategic transition, however, the Company may elect to finance future acquisitions through borrowing, which could increase indebtedness and financial obligations. There is no guarantee that the Company will complete any acquisitions or that the acquisitions will have the intended results. See “Risk Factors – Future acquisitions or other strategic transactions could negatively impact our reputation, business, financial position, result of operations and cash flows.

Fiscal Year 2026 Summary

•Net sales for fiscal year 2026 increased by $396,603, or 3.1%, to $13,020,773 compared to fiscal year 2025. Sales growth was largely driven by a significant custom order to the Education market, combined with a 20.6% increase in Direct-to-Consumer (DTC) sales compared to the prior year, which were nearly 30% of the Company’s total revenue. Lower sales to European distributors stemming from their reluctance to carry customary levels of inventory offset much of the increase. Overall domestic sales grew 21.2% while Export sales fell short of the prior year by 41.2%.

•Gross profit as a percentage of sales increased by 4.1 percentage points over the prior fiscal year from 37.8% to 41.9%. Excluding the tariff refunds of $753,000 recorded as an offset to cost of sales, gross margins were 36.1% for fiscal 2026, a 1.7% decline from the previous fiscal year. The adverse impact of the tariffs on product coming from China was somewhat offset by a favorable sales mix, with a higher mix of higher margin sales to domestic distributors coupled with less lower sales to Europe.

•Selling, general and administrative expenses increased 7.0% over the prior fiscal year due to legal fees and expenses incurred in relation to patent litigation during the year, along with an increase in deferred compensation expense. The legal fees were offset by licensing proceeds from the patents, and timing of new product compliance testing and certification resulted in lower expense during the fiscal year.

•Total income tax expense of $10,892 and $17,482, respectively, was recorded for the years ended June 30, 2026 and 2025 arising from minimum required payments and in increase in the uncertain tax position (UTP) related to research and development credits taken in previous years that could potentially be denied.

Consolidated Results

The following table presents selected consolidated financial data for each of the past two fiscal years:

Consolidated Performance Summary	2026	2025
Net sales	$13,020,773	$12,624,170
Net sales increase % from prior year period	3.1%	2.9%
Gross profit	$5,452,411	$4,773,598
Gross profit as % of net sales	41.9%	37.8%
Selling, general and administrative expenses	$6,964,862	$6,510,721
Selling, general and administrative expenses as % of net sales	53.5%	51.6%
Interest income	$883,995	$879,774
Loss before income tax provision	$(380,572)	$(857,349)
Loss before income tax provision as % of net sales	(2.9)%	(6.8)%
Income tax provision	$10,892	$17,482
Income tax provision % of loss before income tax provision	(2.9)%	(2.0)%

2026 Results of Operations Compared with 2025

Net sales for the year ended June 30, 2026 were up $396,603, or 3.1%, from $12,624,170 in the prior fiscal year to $13,020,733. A 200% increase in sales to the Education market due to a significant custom order, combined with a 36.4% increase in sales to certain domestic distributors and a 21% increase in DTC sales, were partially offset by lagging Europe sales which were down nearly 60%.

Growth in domestic sales for the fiscal year 2026 of $1,901,027, or 21.2% from $8,968,799 to $10,869,826, were predominately a result of the custom sale to the Education customer, along with a 20.6% increase in DTC sales and a 36.4% increase in sales to certain of the domestic distributors. Online marketing campaigns and social media initiatives continue to boost DTC sales and the distributors stepped up orders after a lag in stocking inventory in the prior fiscal year. Domestic distributor and DTC sales represent approximately 37% and 30%, respectively, of the Company’s total sales in fiscal year 2026.

For the year ended June 30, 2026, export sales declined $1,504,424, or 41.2%, from prior year export sales of $3,655,371. European distributors are the drivers of this significant decline as they have been reluctant to carry more than the bare minimum inventory levels, which is driving down order volumes. New or larger orders from some of the distributors in Asia helped slightly counteract some of the decrease in order volume.

During fiscal year 2026, the Company received approximately $1.0 million of refunds related to previously paid import duties imposed under the IEEPA on products imported from China. The Company is also pursuing recovery of an additional approximately $77,000 of IEEPA tariffs, however, no amounts have been recognized for those claims as recovery is not yet certain. The IEEPA tariff refunds recognized during fiscal year 2026 reduced cost of sales by $753,000 and the value of inventory by $233,000 for inventory not yet sold. The Company also received approximately $76,000, which could not yet be clearly matched to specific duties paid. Accordingly, the Company recorded this amount as a refund in accrued expenses on its Consolidated Balance Sheet as of June 30, 2026.

Gross profit as a percentage of net sales for the year ended June 30, 2026 was 41.9% compared to 37.8% for fiscal year 2025. Excluding the approximately $753,000 tariff refund received in the fourth quarter of fiscal 2026 and recorded as an offset to cost of sales, the gross margin for the current fiscal year would be 36.1%, a 170-basis point decrease versus the prior fiscal year. Gross margins vary by customer, product, and markets and, as a result, any shifts in the mix can impact the overall gross margin. The current year’s increase in gross margins is largely fueled by the tariff refunds received during the year for some of the refunds paid between March 2025 and February 2026, along with a favorable customer mix, which included higher volumes of higher margin DTC and sales to certain of our domestic distributors, and a higher margin custom headphone order delivered in the first quarter of fiscal 2026. The adverse impact of the tariffs paid during fiscal year 2026 for product from China and included in the value of the inventory sold throughout the year partially offset the positive margin impacts. Global freight rates rose from July 2025 to June 2026, driven by regulatory capacity tightening, front-loaded import volumes ahead of the Section 122 tariff expiration on July 24, 2026 and potentially higher imposed tariffs, and elevated fuel costs. The Company maintained stable freight costs throughout the year through its relationship with a dedicated freight forwarder and because nearly 10% of fiscal year sales were custom headphones shipped directly from China with freight costs paid by the customer. Rates are expected to rise during the first quarter of the coming fiscal year due to General Rate Increases (GRI) and Peak Season Surcharges (PSS). The Company renewed its partnership agreement with the dedicated freight forwarder in May 2026, which will continue to provide access to lower freight rates even if market rates go up. The Company continues to stay abreast of current events that might impact future freight rates by monitoring trade newsletters and executive orders and will react as necessary to ensure availability of goods. The impact of broader economic factors such as newly imposed and higher tariffs, inflation and shifts in consumer behavior could result in overcapacity in the market and rising freight costs.

Selling, general and administrative expenses rose by approximately $454,000, or 7.0%, from $6,511,000 for the fiscal year ended June 30, 2025 to $6,965,000 for the fiscal year ended June 30, 2026. The primary cause of the increase was $250,000 in legal fees and expenses incurred as a result of litigation related to patent defense that was resolved during the year and directly offset by non-recurring licensing proceeds as noted below. A decrease in other legal fees was offset by salaries and bonus related to new headcount hired in the back half of the fiscal year, in addition to profit sharing earned during the fourth quarter. Deferred compensation expense increased by $102,000 year over year due to an increase in the annual payments under the deferred compensation agreement given the completion of another year of service along with declining interest rates used to calculate the related liability.

Other income for the year ended June 30, 2026 consisted entirely of $250,000 in non-recurring licensing proceeds. There was no other income recorded for year ended June 30, 2025.

Interest income of $883,995 and $879,774 was recorded during the fiscal years ended June 30, 2026 and 2025, respectively, due entirely to interest earned on the U.S. Treasury investments held during the years in order to earn a return on the Company’s excess cash while maintaining a low risk profile.

Total income tax expense of $10,892 and $17,482 was recorded for the years ended June 30, 2026 and 2025, respectively. During fiscal 2026, federal tax expense of $2,892 was recorded for the UTP related to research and development (R&D) credits taken in a prior year and state tax expense of $8,000 related mostly to minimum estimated state tax payments due. In the prior year, federal tax expense of $5,570 was recorded for the UTP and state income tax expense of $11,912 was recorded which represented mostly required minimum estimated tax payments due. The effective tax rate was 2.9% for the fiscal year ended June 30, 2026 compared to 2.0% for the previous fiscal year.

The Company’s taxable losses for the years ended June 30, 2026 and 2025 increased the federal tax loss carryforward by approximately $577,800 and $1,150,000, respectively, resulting in a carryforward of approximately $34,611,200 by the end of fiscal year 2026. The current fiscal year adjustment to the net operating loss carryforward increased the deferred tax asset to approximately $8,847,000 as of June 30, 2026, and the future realization of this continues to be uncertain. The valuation allowance was increased to fully offset the net deferred tax asset as there is sufficient negative evidence to support the maintaining of a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss occurred.

As previously reported, the Company maintains a program focused on enforcing its intellectual property and, in particular, certain of its patent portfolio. The Company has enforced its intellectual property by filing complaints against certain parties alleging infringement on the Company’s patents relating to its wireless headphone technology. The Company has, in the past, recovered certain of the fees and costs that were involved with the underlying efforts to enforce this portfolio and, if the program is successful with the remaining complaint, the Company may receive additional benefits. There is no guarantee, however, of a positive outcome from these efforts, which could ultimately be time-consuming and unsuccessful. Additionally, the Company may owe all or a portion of any future proceeds arising from the enforcement program to third parties.

The Company believes that its financial position remains strong. The Company had $3.0 million of cash and cash equivalents, $16.8 million of United States Treasury investments available for sale and available credit facilities of $5.0 million on June 30, 2026.

U.S. tariff policy remains volatile and continues to affect the Company’s landed costs and supply-chain planning. The temporary 10% Section 122 global import surcharge that applied to product sourced from China beginning in February 2026 expired on July 24, 2026. At the same time, the U.S. Trade Representative implemented replacement Section 301 tariffs tied to forced-labor import-policy findings, generally applying additional duties of 10% or 12.5% to imports from a broad group of economies, including China. For goods originating from China, these measures apply in addition to existing product-specific tariffs, including Section 301 duties and any other applicable duty programs, so the Company’s effective duty burden remains dependent on product classification, country of origin, entry date, and any applicable exclusions. During fiscal year 2026, tariffs and tariff uncertainty increased duty costs for goods sourced from China and contributed to inflationary pressure, reduced consumer confidence, cuts to discretionary spending, switching to lower-priced brands, and delayed purchases, which had an impact on the Company’s sales volumes. Inflationary cost increases have also resulted in higher costs of commodities, packaging materials, wages, energy, and transportation. These increases have been partially mitigated by somewhat higher pricing on new product launches, and the Company continues to work with a dedicated freight forwarding partner to minimize freight rate increases. Other risk factors further exacerbated by inflation include supply chain disruptions, risks of international operations, tight labor markets, and the challenges in recruitment and retention of talent.

The Company relies on our third-party supply chain, primarily in southern China, and distribution networks and the availability of necessary components to produce a considerable number of our products. A reduction or interruption in supply, including interruptions due to pandemic related restrictions, geopolitical unrest, labor shortages or strikes, increased tariffs, or a failure to procure adequate components, may lead to delays in manufacturing or increases in costs.

The global supply chain remains volatile despite some stabilization and improved predictability. It continues to be exposed to geopolitical events, changes in trade policy and carrier capacity. Freight rates have risen on certain U.S. to China trade lanes as a result of strong U.S. import demand ahead of the late-July tariff deadlines and peak season surcharges. However, tariff uncertainty has caused some importers to delay bookings. Persian Gulf, Red Sea and Suez Canal routing remains fluid, with many carriers avoiding the Persian Gulf, Red Sea and Suez Canal because of ongoing security risks. Although the Company rarely uses the Suez route and does not expect a material impact, elevated freight costs, container availability constraints, schedule uncertainty and transit delays are affecting suppliers, resellers and customers who rely on that corridor. The Company continues to closely monitor developments in Eastern Europe, the Middle East, trade policy between the U.S. and China, and tariff actions and the supply chain team remains ready to increase inventory investment as needed. This includes monitoring for potential short supply situations, assisting suppliers with acquisition of critical components and utilizing alternative sources and/or air freight when appropriate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Total cash provided by (used in):	2026	2025
Operating activities	$439,207	$(214,908)
Investing activities	(237,497)	(120,284)
Financing activities	11,333	305,908
Net increase (decrease) in cash and cash equivalents	$213,043	$(29,284)

Operating Activities

During the fiscal year ended June 30, 2026, cash provided by operating activities of the Company was primarily driven by $1.0 million of IEEPA tariff refunds, along with a $512,000 IRS refund received relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options. Payments of approximately $922,000 to the Custom Border Patrol for tariffs on product shipped from China, as well as payment of the Company’s annual insurance premiums at the beginning of the year offset 75% of those cash inflows. Cash used in operating activities of the Company during the prior fiscal year consisted of payments of $375,000 for tariffs on goods sourced from China, partially offset by refunds of $262,000 from the IRS related to the employer payroll taxes incorrectly paid during prior years.

Investing Activities

Net cash used by investing activities during the year ended June 30, 2026 was primarily due to capital expenditures consisting of the replacement of the third roof section of the Company’s building at a cost of $269,000, a sprinkler system valve replacement and various new product tooling. The Company also paid $51,000 for life insurance premiums on company-owned policies for two of its executives. Proceeds of $14,041,000 from the maturity of U. S. Treasury securities were received during the year, of which $13,998,000 was reinvested in new U.S. Treasury securities at a discount of $87,300. Net cash used by investing activities for fiscal year 2025 was also mostly related to capital expenditures comprised of a new roof section replacement for $346,000 and other leasehold improvements of approximately $75,000. The Company also paid life insurance premiums of $71,000 on company-owned life insurance policies for two of its executives. Proceeds of $14,303,000 from the maturity of U.S. Treasury securities were received during the year, of which $14,059,000 was reinvested in new similar securities at a discount of $197,000.

Financing Activities

Cash from the exercise of stock options during the year ended June 30, 2026 provided the majority of the cash from financing activities, offset some by principal payments made on a finance lease for a new reach truck leased for the warehouse at the beginning of the year. The cash generated from financing activities in the fiscal year ended June 30, 2025 was solely a result of stock option exercises. In the fiscal year ended 2026, exercises of stock option for 10,000 shares generated $21,100 of cash while stock option exercises for 156,643 shares during the prior fiscal year generated $305,908 of cash.

As of June 30, 2026 and 2025, the Company had no outstanding borrowings on its bank line of credit facility under the Credit Agreement (described below under “Credit Facility").

Short Term Liquidity

During the third quarter of fiscal year 2026, the Company reclassified all its debt securities with an amortized cost of $16,994,043 from held-to-maturity to available-for-sale in order to provide increased flexibility in managing its liquidity and capital resources. The reclassification was made in light of the Company’s updated strategy of diversification via acquisition and the related funding requirements of potential acquisition opportunities.

Following the transfer, the securities remain highly liquid and available to support working capital needs, strategic initiatives, and other general corporate purposes. The transfer did not impact the Company’s cash position or results of operations, other than the recognition of an unrealized loss in other comprehensive loss related to remeasuring the securities at fair value.

The Company anticipates funding its normal recurring trade payables, accrued expenses, ongoing R&D costs, inventory purchases, related tariffs and any potential interest payments, if it utilizes its line of credit facility, through existing working capital, funds provided by operating activities and interest earned on investments. Payment terms for the majority of the Company’s international customers, as well as custom and OEM customers, are cash in advance whereby funds are received before a shipment is even made. The Company believes its existing cash, cash equivalents, investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under its credit facility will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditure, or draw on its credit facilities. Management is focused on increasing sales, especially in the U.S. distributor market, DTC, and the export markets, increasing new product introductions, increasing the generation of cash from operations, and improving the Company’s overall earnings to help improve the Company’s liquidity. The Company regularly evaluates new product offerings, inventory levels, and capital expenditure to ensure that it is effectively allocating resources in line with current market conditions.

Long Term Liquidity

The Company believes its existing cash and cash equivalents, investments in short-term U.S. Treasury securities, cash provided by operating activities and available borrowings under its credit facility, if any, will be sufficient to meet its anticipated working capital,

and capital expenditure requirements during the next twelve months and the foreseeable future. The Company’s future capital requirements, to a certain extent, are also subject to general conditions in or affecting the electronics industry and are subject to general economic, political, financial, competitive, legislative, and regulatory factors that are beyond its control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from its credit facilities are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in the Credit Agreement (as defined below). In addition, the Company may also need to seek additional equity funding or debt financing if it becomes a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services, or technologies.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility as well as letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment effective October 31, 2024 extended the maturity date to October 31, 2026. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. The Company is currently in compliance with all covenants related to the Credit Agreement. As of June 30, 2026 and 2025, there were no outstanding borrowings on the facility.

Stock Repurchase Program

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase, from time to time, up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2026, the Board had authorized the repurchase of an aggregate of $45,500,000 of common stock under the stock repurchase program, of which $43,360,247 had been expended. No stock repurchases were made under the program during the years ended June 30, 2026 or 2025.

As of June 30, 2026, the amount of common stock subject to repurchase by the Company under the Board of Director’s prior authorization remained $2,139,753 at the discretion of the Chief Executive Officer of the Company. Future stock purchases under this program are dependent on management’s assessment of value versus market price, may occur either on the open market or through privately negotiated transactions and may be financed through the Company’s cash flow or by borrowing.

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

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have made estimates and we continually evaluate our estimates and judgments, including those related to doubtful accounts, product returns, excess inventories, capitalized tariffs and freight costs, warranties, impairment of long-lived assets, deferred compensation, fair value of equity awards, income taxes and other contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, taking into consideration certain possible adverse impacts from inflation, changes in tariffs, the economic sanctions imposed on the international community as a result of the continued conflicts in Eastern Europe and the Middle East, and any changes to the global economic situation as a consequence of future pandemics. Actual results may differ from these estimates.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of the customer’s current credit information. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses. Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance based upon the current expected credit loss impairment model. The Company applies a historical loss rate based upon historic write-offs, adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts if they become aware of specific customer circumstances such as bankruptcy or deterioration in operational results or financial position. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. However, the ultimate collectability of the unsecured receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without warning.

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

Deferred Compensation

The Company’s deferred compensation liability is for a current officer and is calculated based on various assumptions that include compensation, years of service, expected retirement date, discount rates and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Management makes estimates of life expectancy and discount rates using information available from several sources. In addition, management estimates the expected retirement date for the current officer as that impacts the timing for expected future payments. See Note 11 to the Consolidated Financial Statements for additional information on deferred compensation.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 13 to the Consolidated Financial Statements. The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation - Stock Compensation". Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The expected term of the options and volatility are estimated using historical experience for the options by vesting period. The risk-free interest rate is calculated based on the expected life of the options. The Company does not estimate forfeitures as they are recognized when they occur.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. The Company’s management has concluded that the Company’s disclosure controls and procedures as of June 30, 2026, were effective at the reasonable assurance level.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting as of June 30, 2026, was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K. The Company adopted a code of ethics, which is a "code of ethics" as defined by applicable rules of the SEC, which is applicable to its directors, officers and employees. The code of ethics is publicly available on the Company's website at investors.koss.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Insider Trading Arrangements and Policies.

The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted the Insider Trading and Tipping Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by its directors, officers, and employees, as well as the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of the Company’s Insider Trading and Tipping Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to Koss Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Koss Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Koss Corporation and Subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Compensation

As described in Note 11 to the consolidated financial statements, the Company has a deferred compensation agreement with a current officer as of June 30, 2026 and 2025, which is measured at its estimated net present value. The principal consideration for our determination that deferred compensation should be a critical audit matter was based on the subjective nature of the assumptions estimated and used by management to calculate the deferred compensation liability. Assumptions subject to estimate included discount rates, mortality rates, and future retirement date. Changes to these assumptions may have a material impact on the consolidated financial statements.

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

Radnor, Pennsylvania

August 28, 2026

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30,	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,020,840	$2,807,797
Available-for-sale investments, at fair value	16,803,056	—
Short term investments held-to-maturity, at amortized cost	—	12,879,882
Accounts receivable, less allowance for credit losses of $2,043 at June 30, 2026 and 2025	1,221,760	1,135,672
Inventories	4,592,090	4,885,067
Prepaid expenses and other current assets	236,234	738,330
Interest receivable	110,667	121,178
Income taxes receivable	17,386	36,179
Total current assets	26,002,033	22,604,105

Equipment and leasehold improvements, net	1,498,230	1,476,898

Other assets:
Long term investments held to maturity, at amortized cost	—	4,000,774
Finance lease right-of-use asset	21,144	—
Operating lease right-of-use asset	2,257,839	2,518,088
Cash surrender value of life insurance	6,879,518	6,584,744
Total other assets	9,158,501	13,103,606

Total assets	$36,658,764	$37,184,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$293,657	$819,330
Accrued liabilities	1,007,487	582,140
Deferred revenue	241,432	242,644
Finance lease liability	10,551	—
Operating lease liability	266,163	252,579
Income taxes payable	43,981	42,958
Total current liabilities	1,863,271	1,939,651

Long-term liabilities:
Deferred compensation	2,462,285	2,226,454
Deferred revenue	139,163	119,314
Finance lease liability	11,398	—
Operating lease liability	2,022,992	2,289,155
Total long-term liabilities	4,635,838	4,634,923

Total liabilities	6,499,109	6,574,574

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,466,438 and 9,456,438, respectively	47,332	47,282
Paid in capital	13,787,367	13,741,384
Accumulated other comprehensive loss	(104,949)	—
Retained earnings	16,429,905	16,821,369
Total stockholders' equity	30,159,655	30,610,035

Total liabilities and stockholders' equity	$36,658,764	$37,184,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2026	2025
Net sales	$13,020,773	$12,624,170
Cost of goods sold	7,568,362	7,850,572
Gross profit	5,452,411	4,773,598

Selling, general and administrative expenses	6,964,862	6,510,721

Loss from operations	(1,512,451)	(1,737,123)

Interest income	883,995	879,774
Other income	250,000	—
Interest expense	(2,116)	—

Loss before income tax provision	(380,572)	(857,349)

Income tax provision	10,892	17,482

Net loss	$(391,464)	$(874,831)

Loss per common share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Weighted-average number of shares:
Basic	9,462,904	9,363,117
Diluted	9,462,904	9,363,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended June 30,	2026	2025
Net loss	$(391,464)	$(874,831)
Other comprehensive loss (OCI):
Unrealized holding loss on available-for-sale securities due to reclassification from held-to-maturity securities	(37,962)	—
Less: reclassification adjustment for securities that matured	(8,902)	—
Unrealized loss on available-for-sale securities	(58,085)	—
Total comprehensive loss	$(496,413)	$(874,831)

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2026	2025
Operating activities:
Net loss	$(391,464)	$(874,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	-	121
Depreciation of equipment and leasehold improvements	295,154	237,210
Net accretion of discount on treasury securities	(157,639)	(222,880)
Amortization of finance lease right-of-use asset	10,572	-
Noncash operating lease expense	7,670	7,669
Stock-based compensation expense	24,933	31,782
Change in cash surrender value of life insurance	(243,473)	(215,012)
Provision for deferred compensation	235,831	133,330
Net changes in operating assets and liabilities:
Accounts receivable	(86,088)	72,526
Inventories	292,977	(411,387)
Prepaid expenses and other current assets	502,096	343,107
Interest receivable	10,511	49,251
Income taxes receivable	18,793	5,577
Income taxes payable	1,023	7,059
Accounts payable	(525,673)	489,501
Accrued liabilities	425,347	119,282
Deferred revenue	18,637	12,787
Net cash provided by (used in) operating activities	439,207	(214,908)

Investing activities:
Purchase of equipment and leasehold improvements	(316,486)	(490,717)
Life insurance premiums paid	(51,301)	(70,577)
Proceeds from the maturity of treasury securities	14,041,000	14,303,000
Purchases of maturity of treasury securities	(13,910,710)	(13,861,990)
Net cash used in investing activities	(237,497)	(120,284)

Financing activities:
Proceeds from exercise of stock options	21,100	305,908
Principal payments on finance lease obligations	(9,767)	-
Net cash provided by financing activities	11,333	305,908

Net increase (decrease) in cash and cash equivalents	213,043	(29,284)
Cash and cash equivalents at beginning of year	2,807,797	2,837,081
Cash and cash equivalents at end of year	$3,020,840	$2,807,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	2026	2025
Supplemental cash flow information:
Right of use assets obtained in exchange for finance lease liabilities	$31,716	$—
Cash paid for interest on finance lease liability	2,116	—
Cash paid (refunded) for income taxes:
State of Pennsylvania	(16,000)	—
State of New York	2,533	1,617
State of Texas	1,368	1,998
State of Massachusetts	1,580	925
State of New Jersey	1,250	1,518
State of California	—	1,600
State of North Carolina	—	1,054
State of Wisconsin		(4,176)
Other	346	311
Total cash paid (refunded) for income taxes, net	$(8,923)	$4,846

KOSS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 30, 2024	9,299,795	$46,499	$13,404,477	$—	$17,696,200	$31,147,176
Net loss	—	—	—	—	(874,831)	(874,831)
Stock-based compensation expense	—	—	31,782	—	—	31,782
Exercise of common stock options	156,643	783	305,125	—	—	305,908
Balance, June 30, 2025	9,456,438	47,282	13,741,384	—	16,821,369	30,610,035
Net loss	—	—	—	—	(391,464)	(391,464)
Stock-based compensation expense	—	—	24,933	—	—	24,933
Unrealized loss on available-for-sale securities	—	—	—	(104,949)	—	(104,949)
Exercise of common stock options	10,000	50	21,050	—	—	21,100
Balance, June 30, 2026	9,466,438	$47,332	$13,787,367	$(104,949)	$16,429,905	$30,159,655

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

RESEARCH AND DEVELOPMENT — Research and development is primarily comprised of product prototypes and testing. These activities, charged to operations as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, amounted to $229,736 and $213,870 in 2026 and 2025, respectively.

ADVERTISING COSTS — Advertising costs included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations were $296,549 in 2026 and $251,966 in 2025. Such costs are expensed as incurred.

INCOME TAXES — The Company operates as a C Corporation under the Internal Revenue Code (the “Code”). Amounts provided for income tax expense (benefit) are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision (benefit) for income taxes. The differences relate principally to different methods used for depreciation and amortization for income tax purposes, net operating loss carryforwards, capitalization requirements of the Code, allowances for credit losses, provisions for excess and obsolete inventory, stock-based compensation, warranty reserves, and other income tax-related carryforwards. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

PATENT COSTS — The Company incurs on-going legal fees and filing costs related to the patent portfolio. These costs are expensed in the period they are incurred since no patent legal costs are probable to provide a future economic benefit.

LOSS PER COMMON SHARE — Loss per common share is calculated under the provisions of Topic 260 in the Accounting Standards Codification (ASC) which provides for calculation of “basic” and “diluted” loss per share. Basic loss per common share includes no dilution and is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution of securities that could share in the earnings (losses) of an entity. See Note 12 for additional information on loss per common share.

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

At June 30, 2026 and 2025, the allowance for credit losses was $2,043. No adjustments were made during the year ended June 30, 2026 and adjustments of $121 were made during the year ended June 30, 2025 to record the appropriate allowance per the aging method. No write-offs were necessary and there were no recoveries on prior losses in fiscal years 2026 and 2025. As such, the impact of the change on the Company’s financial statements was not significant. The opening balance of accounts receivable was $1,208,319 at June 30, 2024, net of the allowance for credit losses of $1,922.

PREPAID EXPENSES AND OTHER CURRENT ASSETS — Prepaid expenses and other current assets consist primarily of advance payments for software subscriptions and other services to be received in future periods, partial downpayments for inventory not yet received and, at June 30, 2025, a refund due from the Internal Revenue Service (IRS) for overpayment of improperly withheld amounts for Social Security and Medicare (“FICA”) taxes on the taxable gains resulting from disqualifying dispositions of Incentive

Stock Options (ISO) beginning in fiscal year 2021. The Company reimbursed the employees for the over withheld taxes in fiscal year 2025.

As of June 30, 2026, all refunds have been received and as of June 30, 2025, the net refund expected from the IRS was $491,677 and was included in prepaid expenses and other current assets on the Consolidated Balance Sheet.

INVESTMENTS — The Company invests in debt securities consisting entirely of U.S. Treasury securities. The Company classifies its debt securities as held-to-maturity or available-for-sale based on management's intent and ability to hold the securities.

Debt securities were classified as held-to-maturity at June 30, 2025 as the Company had the positive intent and ability to hold them to maturity. The securities were carried at amortized cost as current or noncurrent based upon maturity date and unrealized gains and losses were recognized only if realized. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of applicable income taxes, recorded in accumulated other comprehensive income (loss) (AOCI) until realized or until an allowance for credit losses is recognized.

During fiscal 2026, the Company reclassified its debt securities previously designated as held-to-maturity to available-for-sale. The reclassification was in connection with changes in the Company’s anticipated liquidity needs as the Company adopted a diversification by acquisition strategy and the related cash requirements of funding potential acquisition opportunities. As the exact timing of such acquisitions is currently undetermined, all available-for-sale debt securities are classified as short-term investments in the Company’s consolidated financial statements. The Company no longer asserted its positive intent and ability to hold these securities until maturity. Upon transfer, the securities were remeasured at fair value in accordance with the Financial Accounting Standards Board (FASB) ASC 320, Investments – Debt Securities. The difference between the securities' amortized cost and fair value at the date of transfer was recorded in AOCI, net of tax, consistent with the accounting guidance for transfers from held-to-maturity to available-for-sale. The amortized cost basis of the transferred securities continues to be adjusted for the unrealized gain or loss recorded in AOCI over the remaining life of the securities as an adjustment to yield. No debt securities were sold during the year, so no realized gains and/or losses were recorded.

The amortized cost of debt securities is adjusted for amortization of premium and accretion of discount to maturity. Such amortization or accretion is included in interest income, along with other interest on cash and cash equivalents. Accrued interest receivable on debt securities is shown separately on the Consolidated Balance Sheets and is not included in any estimate for credit losses. No allowance for credit losses on U.S. Treasury securities is recorded as these securities have the following characteristics that support a zero-loss expectation: they are explicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies and have a long history of no credit losses. See Note 4 for additional information on investments.

INVENTORIES — As of June 30, 2026 and 2025, the Company’s inventory was recorded using standard cost which approximates the lower of first in first out (“FIFO”) cost or net realizable value. The carrying value of inventory is reviewed for impairment on at least a quarterly basis, or more frequently if warranted due to changes in market conditions. See Note 5 for additional information on inventory.

TARIFF REFUNDS — As a result of changes in laws or regulations, judicial decisions, administrative actions, or other governmental determinations, the Company may be entitled to refunds of tariffs previously paid on imported products. The Company accounts for potential tariff refunds as gain contingencies in accordance with the guidance in ASC 450, Contingencies. Accordingly, the Company does not recognize tariff refund receivables or the related gains until realization of the refunds is realized or substantially certain. Tariff refunds are recognized when the Company has obtained the legal right to retain the amounts and collection is no longer subject to significant uncertainty, including the resolution of any material appeals or other contingencies.

Upon recognition, tariff refunds are recorded as a reduction of the carrying value of inventory to the extent the related inventory remains on hand. Refunds attributable to inventory that has been previously sold are recognized as a reduction in cost of sales in the period the gain contingency is resolved and the amounts become realizable.

Amounts received from governmental authorities before the Company has concluded that the gain contingency has been resolved and the amounts are no longer subject to potential repayment are recorded as a current liability within accrued liabilities. Such amounts are not recognized in earnings until the Company concludes that it has an unconditional right to retain the refunds.

The Company evaluates the status of tariff refund matters each reporting period and updates its accounting based on changes in facts and circumstances, including legal developments and governmental actions. See Note 6 for additional information on tariff refunds.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS — Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Major expenditures for leasehold improvements and equipment and significant renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operations. See Note 7 for additional information on equipment and leasehold improvements.

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

Finance leases are reported on the Company's Consolidated Balance Sheets as finance lease right-of-use ("ROU") assets and finance lease liabilities. Finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses a rate based upon current incremental borrowing rates per the Lessor to determine the present value of future lease payments. Finance lease expense is recorded on a straight-line basis over the life of the lease. Interest expense on the lease liability is recognized using the effective interest method and is included in interest expense on the Consolidated Statements of Operations.

LIFE INSURANCE POLICIES — Life insurance policies are stated at cash surrender value or at the amount the Company would receive in the case of split-dollar arrangements. Increases in cash surrender value, net of annual premiums paid, and the proceeds from company-owned life insurance policies are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

DEFERRED COMPENSATION —At June 30, 2026 and 2025, the Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 11 for additional information on deferred compensation.

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

Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments. At June 30, 2026, the Company’s available-for-sale U.S. treasury debt securities were recorded at fair value and at June 30, 2025, U.S. Treasury debt securities were classified as held-to-maturity and recorded at amortized cost with fair value disclosure. They have a readily available market price (Level 1 input), thus a lesser degree of judgment needs to be used in measuring fair value, and fair value was determined by quoted market prices. The fair value is based upon quoted market prices and is disclosed in Note 4.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. No impairments of the Company's long-lived assets were recorded in the years ended June 30, 2026 or 2025.

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

STOCK-BASED COMPENSATION — The Company has a stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation - Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company recognizes forfeitures as they occur.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid and requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments. The new guidance was adopted prospectively as of July 1, 2025 and ASU 2023-09 does not mandate retrospective disclosure. Given the ASU relates solely to disclosure requirements, adoption does not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 8 for further information.

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

	2026	2025
United States	$10,869,826	$8,968,799
Export	2,150,947	3,655,371
Net Sales	$13,020,773	$12,624,170

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. The Company’s deferral rate is 3% for domestic sales and 8% for export sales based upon warranty experience. The Company recognized revenue, which was included in the deferred revenue liability at the beginning of the periods, of $242,644 and $230,192 in the years ended June 30, 2026 and 2025, respectively, for performance obligations related to consumer and customer warranties. The deferred revenue liability was $349,171 as of June 30, 2024. The Company estimates that the deferred revenue performance obligations are satisfied within 1 to 3 years and therefore uses the same time frame for recognition of the deferred revenue.

4.    INVESTMENTS

During the third quarter of fiscal year 2026, the Company transferred its debt securities with an amortized cost basis of $16,994,043 from its held-to-maturity portfolio to its available-for-sale portfolio. At the date of transfer, the securities had an aggregate fair value of $16,956,081, resulting in an unrealized loss of $37,962 which was recorded in accumulated other comprehensive loss within stockholders’ equity during the period in accordance with ASC 320. As of June 30, 2026, the total accumulated other comprehensive loss related to unrealized losses from available-for-sale securities is $104,949, net of tax.

The transfer was made in response to the Company’s recently announced diversification strategy via acquisition and the related cash requirements of funding potential acquisition opportunities. Following the transfer, the securities are classified as available-for-sale and carried at fair value on the Consolidated Balance Sheet.

The following table summarizes the unrealized positions for the available-for-sale debt securities as of June 30, 2026:

	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,908,005	$4,258	$109,207	$16,803,056
Total	$16,908,005	$4,258	$109,207	$16,803,056

At June 30, 2025, the debt securities were classified as held-to-maturity and the amortized cost and fair value are shown below:

	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,880,656	$52,103	$625	$16,932,134
Total	$16,880,656	$52,103	$625	$16,932,134

The following tables summarize the amortized cost basis and fair value of the debt securities by contractual maturity as of June 30, 2026 and 2025, respectively:

	June 30, 2026
	Amortized Cost Basis	Fair Value
Due within one year	$4,001,624	$4,005,883
Due after one year through five years	12,906,381	12,797,173
Total	$16,908,005	$16,803,056

	June 30, 2025
	Amortized Cost Basis	Fair Value
Due within one year	$12,879,882	$12,909,183
Due after one year through five years	4,000,774	4,022,951
Total	$16,880,656	$16,932,134

5.    INVENTORIES

The components of inventories at June 30, 2026 and 2025 were as follows:

	2026	2025
Raw materials	$1,838,780	$1,966,662
Finished goods	4,623,228	4,815,881
Inventories, gross	6,462,008	6,782,543
Reserve for obsolete inventory	(1,869,918)	(1,897,476)
Inventories, net	$4,592,090	$4,885,067

6. TARIFF REFUND MATTERS

During fiscal 2026, the Company received $1.0 million in refunds of previously paid import tariffs following judicial decisions affecting certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The Company concluded that the gain contingency had been resolved and the amounts are no longer subject to repayment so the Company recognized the refund in the current year. Of the total, $753,000 was recognized as a reduction in cost of sales for inventory previously sold and $233,000 was recorded as a reduction of the carrying value of inventory to the extent the inventory is still on hand. The amount also included approximately $41,000 of interest, which was recorded as interest income in the Consolidated Statement of Operations for the current fiscal year. The Company recognized the refunds received as collection is no longer subject to significant uncertainty. The Company has also submitted claims for an additional $77,000 in potential refunds that have not been recognized as assets because the recognition criteria for gain contingencies have not been met.

The Company also received approximately $76,000 from U.S. Customs and Border Protection for which the Company cannot clearly match to claims. Because the Company's right to retain the amounts has not been finally established, the Company has not recognized the payments as a reduction of inventory or cost of sales. Instead, the payments have been recorded as a current liability pending resolution of the remaining uncertainties.

The Company will continue to evaluate developments in the underlying legal proceedings and will recognize any additional gain when realization becomes substantially certain.

7.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major categories of equipment and leasehold improvements at June 30, 2026 and 2025 are summarized as follows:

	Estimated useful lives (in years)	2026	2025
Machinery and equipment	5 - 10	$619,064	$619,064
Furniture and office equipment	5 - 10	337,419	337,419
Tooling	5	4,086,922	3,898,743
Computer & technology equipment	3 - 5	197,073	197,073
Leasehold improvements	3 - 11	3,889,402	3,591,681
Assets in progress	N/A	127,706	297,120
		9,257,586	8,941,100
Less: accumulated depreciation and amortization		7,759,356	7,464,202
Equipment and leasehold improvements, net		$1,498,230	$1,476,898

During the fiscal years ended June 30, 2026 and 2025, depreciation expense was $295,154 and $237,210, respectively.

8.    INCOME TAXES

The Company accounts for income taxes utilizing the liability method under ASC 740, Income Taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the Consolidated Balance Sheets.

The income tax provision in 2026 and 2025 consisted of the following:

Years Ended June 30,	2026	2025
Current:
Federal	$2,892	$5,570
State	8,000	11,912
Deferred	—	—
Total income tax provision (benefit)	$10,892	$17,482

During the years ended June 30, 2026 and 2025, the federal tax provisions of $2,892 and $5,570, respectively, consisted entirely of the uncertain tax position related to research and development (R&D) costs taken in a prior year. The Company recognizes the tax benefits of uncertain tax positions only if it is more likely than not that the position will be sustained upon examination by taxing authorities. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Generally accepted accounting principles in the United States (GAAP) prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Due to positive taxable income in prior years, a significant portion of the Company’s federal R&D tax credits were taken, including carryovers. The claim for research and development (R&D) tax credits continues to be a highly scrutinized area by the Internal Revenue Service and, while the Company is confident in its credit claim, it cannot anticipate the impact that future guidance could have on current claims. Due to the costs of defense, the Company may also decide to settle for less than the full amount of the credits used on the returns. As a result, the Company believes that it is more likely than not that upon audit, the realization of the credits used would be 80% and accordingly recorded a liability as a reserve for an uncertain tax position (UTP) related to the R&D credits taken. The UTP balance was $35,980 and $33,088 at June 30, 2026 and 2025, respectively. The UTP increased each year for reserves for tax positions taken during the years related to R&D credits, along with potential interest and penalties on those amounts should they become due. The reserve for UTP is recorded in income taxes payable on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended June 30,	2026	2025
Beginning balance	$33,088	$28,225
Increases related to current year positions related to research and development costs	2,892	4,863
Ending balance	$35,980	$33,088

The Company does not expect its unrecognized tax benefits to change materially within the next twelve months.

State income tax expense of $8,000 and $11,912 was recorded during the years ended June 30, 2026 and 2025, respectively, which represented mostly the required minimum estimated state tax payments due.

Additionally, GAAP provides guidance on the recognition of interest and penalties related to income taxes. No interest or penalties related to income taxes has been accrued or recognized as of and for the years ended June 30, 2026 or 2025. The Company records interest related to unrecognized tax benefits, when applicable, in interest expense.

The following table reconciles income taxes computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Years Ended June 30,	2026		2025
	Amount	Percent	Amount	Percent
Federal income tax benefit at statutory rate	$(79,920)	21.0%	$(171,882)	21.0%
State income tax liability, net of federal income tax effect	8,000	(2.1)%	(28,359)	3.5%
Increase in federal valuation allowance	109,251	(28.7)%	207,876	(25.4)%
Stock option (deduction)	2,515	(0.7)%	(152,407)	18.6%
Tax-exempt increase in officer life insurance cash surrender value	(51,129)	13.4%	(52,603)	6.4%
All other nontaxable or nondeductible items	4,783	(1.3)%	5,565	(0.7)%
R&D credit	(1,841)	0.5%	(6,999)	0.9%
Deferred adjustment related to payroll tax withholding on disqualifying disposition of incentive stock options	-	-	33,665	(4.1)%
State tax rate change	-	-	43,812	(5.3)%
Uncertain tax position	2,278	(0.6)%	4,279	(0.5)%
Decrease in deferred tax assets due to expired options	24,374	(6.4)%	-	-
Decrease in deferred tax assets due to state net operating loss	-	-	119,059	(14.5)%
Other	(7,419)	2.0%	15,476	(1.9)%
Total income tax provision	$10,892	(2.9)%	$17,482	(2.0)%

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance, the tax-exempt increase in the cash surrender value of officer life insurance and the impact of deferred tax assets as a result of expired stock options.

Temporary differences which give rise to deferred income tax assets and liabilities at June 30, 2026 and 2025 include:

	2026	2025
Deferred income tax assets:
Deferred compensation	$587,313	$541,577
Stock-based compensation	3,249	34,315
Accrued expenses and reserves	510,340	498,423
Deferred revenue	111,145	123,766
Federal and state net operating loss carryforwards	8,847,148	8,697,265
IRC Section 174 research and development costs	21,532	127,053
Credit carryforwards	172,678	173,529
Equipment and leasehold improvements	218,076	184,868
Operating lease liability	546,018	618,268
Other	24,225	—
Valuation allowance	(10,503,176)	(10,384,574)
Total deferred income tax assets	538,548	614,490

Deferred income tax liabilities:
Equipment and leasehold improvements	—	—
Operating right-of-use asset	(538,548)	(612,516)
Other	—	(1,974)
Total deferred income tax liabilities	(538,548)	(614,490)
Net deferred income tax assets	$—	$—

Deferred income tax balances reflect the effects of temporary differences between the tax bases of assets and liabilities and their carrying amounts. These differences are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The recognition of these deferred tax balances will be realized through normal recurring operations and, as such, the Company has recorded the value of such expected benefits. The Company has federal net operating loss carryforwards of approximately $34,600,000 which can be carried forward indefinitely and state net operating loss carryforwards totaling approximately $11,311,000 in Wisconsin, which expire in tax years 2030 through 2045 and approximately $15,849,000 in other states. Given recurring taxable losses with the exception of fiscal year 2023 whereby taxable income was generated mainly as a result of non-recurring license proceeds, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the deferred tax asset as there is sufficient negative evidence to support a full valuation allowance. For the year ended June 30, 2026, $577,000 was added to the net operating loss carryforward (NOL) balance as a result of taxable net losses generated. Application of available NOLs to potential future taxable income would minimize any tax payment requirements. NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”) and, as such, future utilization of all federal NOLs available to the Company is so limited. For the year ended June 30, 2025, the Company added federal net operating loss carryforwards of approximately $1,150,000 as a result of a taxable net loss for that fiscal year.

The need for a valuation allowance is evaluated each accounting period based on the Company’s evaluation of positive and negative evidence concerning the usage of their deferred tax assets. As of the end of the period, the Company has evaluated all evidence concerning the usage of their deferred tax assets and the determination has been made to maintain a full valuation allowance on the Company’s net deferred tax asset. Accordingly, the valuation allowance offsets substantially all deferred tax assets, including those related to NOL carryforwards, deductible temporary differences, and unrealized losses recognized in accumulated other comprehensive income. The need for a valuation allowance is an estimate at period-end, which is subject to change once additional evidence is obtained in future periods.

	Balance,	Increase
	beginning	in valuation	Balance,
Years Ended June 30,	of year	allowance	end of year
2026	$(10,384,574)	$(118,602)	$(10,503,176)
2025	$(10,176,697)	$(207,877)	$(10,384,574)

The Company files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company’s federal tax returns and state income tax returns are open for the standard statutory period.

9.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility ("Credit Agreement") with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility and letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to extend the expiration to October 31, 2022, and to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2024, extended the maturity date to October 31, 2026, and removed one of the covenants requiring submission of annual financial performance projections to the Lender. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019, under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers, and liquidations, among other restrictions. As of June 30, 2026, the Company was in compliance with all covenants related to the Credit Agreement. As of June 30, 2026 and 2025, there were no outstanding borrowings on the facility and there was no interest expense recognized during the years then ended.

10.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2026, and 2025 were as follows:

	2026	2025
Cooperative advertising and promotion allowances	$157,237	$122,561
Customer credit balances	102,567	43,811
Accrued purchases	226,129	—
Employee benefits	99,009	94,663
Tariff refund	76,210	—
Legal and professional fees	27,800	57,300
Bonus and profit-sharing	107,657	30,000
Sales commissions	77,954	50,844
Sales returns	14,410	16,434
Volume incentive rebates	70,966	130,420
Other	47,548	36,107
Total accrued liabilities	$1,007,487	$582,140

11.    DEFERRED COMPENSATION

As of June 30, 2026 and 2025, the Company has a deferred compensation agreement with a current officer. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company's non-current deferred compensation obligation is recorded as deferred compensation in the Consolidated Balance Sheets.

The deferred compensation liability of $2,462,285 and $2,226,454 recorded at June 30, 2026 and June 30, 2025, respectively, relates to a supplemental retirement plan for a current officer that calls for annual cash compensation following retirement from the Company in an amount equal to 2% of base salary, as defined in the agreement, multiplied by the number of years of service to the Company. The retirement payments are to be paid monthly to the officer until his death and then to his surviving spouse monthly until her death. Deferred compensation expense of $235,831 and $133,330 was recognized under this arrangement during the years ended June 30, 2026 and 2025, respectively, to record the liability at net present value of the future expected payments. The net present value was calculated using a discount factor of 5.67% and 5.81% at June 30, 2026 and 2025, respectively. The life expectancies used in the calculation of net present value were 16.50 and 17.30 years for fiscal years ended June 30, 2026 and 2025, respectively. The increase in the deferred compensation expense recorded in the year ended June 30, 2026 compared to the prior year was due mainly to the annual increase in the future payments under the arrangement, a decrease in the discount factor and the reduction in the time period before payments commence. The current officer's retirement date is estimated to be October 2029.

12.    LOSS PER COMMON SHARE

Basic loss per share is computed based on the weighted-average number of common shares outstanding. Diluted loss per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Years Ended June 30,
	2026	2025
Numerator
Net (loss) income	$(391,464)	$(874,831)

Denominator
Weighted average shares, basic	9,462,904	9,363,117
Dilutive effect of stock compensation awards (1)	—	-
Diluted shares	9,462,904	9,363,117

Net loss attributable to common shareholders per share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

(1)Excludes 121,305 and 385,613 weighted average stock options during the years ended June 30, 2026 and 2025 as the impact of such awards was anti-dilutive.

13.    STOCK OPTIONS

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

The fair value of each stock option grant under the 2023 Plan was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. Forfeitures are accounted for as they occur. The expected term of awards granted was determined based on historical experience with similar awards, giving consideration to the expected term and vesting schedules. The expected volatility was determined based on the Company’s historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

During the year ended June 30, 2026, the Company granted 200,000 stock options under the 2023 Plan with a weighted average grant-date fair value of $2.84 per option. The options vest over four or five years with contractual terms of five or ten years. The Company recognized $24,933 of stock-based compensation expense related to the awards granted under the 2023 Plan during the fiscal year. No stock-based compensation expense related to the 2023 Plan was recognized in the prior fiscal year. As of June 30, 2026, total unrecognized compensation cost related to unvested awards under the 2023 Plan was approximately $545,012 and is expected to be recognized over a weighted average period of 4.33 years. During the years ended June 30, 2026 and 2025, $1,473 and $31,782, respectively, of stock-based compensation expense related to the 2012 Plan was recognized and as of June 30, 2026, no unrecognized compensation cost related to stock options granted under the 2012 Plan remained. These expenses were included in selling, general and administrative expenses.

The following table identifies options granted, exercised, canceled, or available for exercise pursuant to the 2012 and 2023 Plans:

					Aggregate
				Weighted	Intrinsic
			Weighted	Average	Value of
		Stock	Average	Remaining	In-The-
	Number of	Options	Exercise	Contractual	Money
	Shares	Price Range	Price	Life - Years	Options
Shares under option at June 30, 2024	655,911	$1.73 - $2.65	$2.01	1.65	$1,602,600
Granted	—	$—	$—
Exercised	(156,643)	$1.73 - $2.65	$1.95
Expired	(220,911)	$2.17	$2.17
Forfeited	(5,000)	$1.73	$1.73
Shares under option at June 30, 2025	273,357	$1.73 - $2.65	$1.91	1.45	$871,190
Granted	200,000	$3.92 - $4.73	$4.42
Exercised	(10,000)	$2.11	$2.11
Expired	(194,357)	$1.90	$1.90
Forfeited	—	$—	$—
Shares under option at June 30, 2026	269,000	$1.73 - $4.73	$3.78	6.41	$149,220
Exercisable as of June 30, 2025	253,357	$1.73 - $2.65	$1.93	1.16	$803,790
Exercisable as of June 30, 2026	69,000	$1.73 - $4.73	$1.91	3.79	$144,720

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on any given date and the exercise price, multiplied by the number of in-the-money outstanding and exercisable stock options.

A summary of intrinsic value and cash received from stock option exercises and fair value of vested stock options for the fiscal years ended June 30, 2026 and 2025 is as follows:

	2026	2025
Total intrinsic value of stock options exercised	$25,000	$671,786
Cash received from stock option exercises	$21,100	$305,908
Total fair value of stock options vested	$24,464	$144,327
Total recognized tax benefit from stock option exercises	$5,250	$140,892

A summary of the Company’s non-vested stock option activity and related weighted-average grant date fair values for the fiscal years ended June 30, 2026 and 2025 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of June 30, 2024	154,000	$1.14
Granted	—	—
Vested	(129,000)	1.12
Forfeited	(5,000)	1.22
Non-vested as of June 30, 2025	20,000	1.22
Granted	200,000	2.84
Vested	(20,000)	1.22
Forfeited	—	—
Non-vested as of June 30, 2026	200,000	$2.84

14.    STOCK REPURCHASE PROGRAM

In April 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically approved increases in the amount authorized for repurchase under the program. As of June 30, 2026, the repurchase of an aggregate of $45,500,000 of common stock was authorized under the stock repurchase program, of which $43,360,247 had been expended. No shares were repurchased in fiscal year 2026 or 2025.

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

Supplemental information related to operating lease expense and valuation of the operating lease ROU asset and liability was as follows:

	Year Ended
	2026	2025
Operating lease cost	$387,669	$387,669
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(380,000)	$(380,000)
Weighted-average remaining lease term (in years)	7	8
Weighted-average discount rate	5.25%	5.25%

The maturity schedule of future minimum lease payments and reconciliation to the operating and finance lease liabilities reported on the 2026 Consolidated Balance Sheet are as follows:

Year Ending June 30,	Operating Lease	Finance Lease
2027	$380,000	$11,880
2028	380,000	11,880
2029	397,000	-
2030	397,000	-
2031	397,000	-
Thereafter	794,000	-
Total lease payments	2,745,000	23,760
Present value adjustment	(455,845)	(1,811)
Total lease liabilities	$2,289,155	$21,949

On June 19, 2025, the Company entered into a financing lease arrangement to lease a reach truck. The lease has a non-cancelable term of 36 months and requires monthly payments of $990, due on the first day of each month, beginning on July 1, 2025. The lease contains a $1 purchase option at the end of the lease term that the Company is reasonably certain to exercise, and at which time ownership of the leased lift truck will transfer to the Company.

Additional information related to the finance lease is as follows:

	Year Ended
	2026	2025
Finance lease cost:
Amortization of ROU Asset	$10,572	$—
Principal payments on finance lease obligations	$9,767	$—
Interest expense	$2,116	$—
Finance lease liabilities arising from obtaining finance right-of-use asset	$31,716	$—
Weighted-average remaining lease term (in years)	2	—
Weighted-average discount rate	7.75%	—

16.    RELATED PARTY TRANSACTIONS

The Company leases its facility in Milwaukee, Wisconsin from Koss Holdings, LLC, which is controlled by five equal ownership interests in trusts held by the five beneficiaries of the former chairman’s revocable trust and includes current stockholders of the Company. The lease is described more fully in Note 15.

17.    EMPLOYEE BENEFIT PLANS

The Company amended and restated its Koss Employee Stock Ownership Trust (“KESOT”) effective July 1, 2023 and received approval from the Board of Directors on July 26, 2023. Substantially all domestic employees are participants in the KESOT under which an annual contribution in either cash or common stock may be made at the discretion of the Board of Directors. All contributions to date have been fully allocated to employees’ company contribution accounts. No contributions were made for the years ended June 30, 2026 or 2025.

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company who have completed one full fiscal quarter of service. Matching contributions can be made at the discretion of the Board of Directors. For fiscal years 2026 and 2025, the matching contribution was 25% of employee contributions to the plan. Vesting of Company contributions occurs immediately. Company contributions were $83,750 and $79,240 during 2026 and 2025, respectively.

18.    CONCENTRATIONS

In the years ended June 30, 2026 and 2025, the Company’s largest concentration of sales came from DTC through the Amazon portal and were approximately 22% and 19% of net sales in fiscal year 2026 and 2025, respectively. The five largest customers of the Company accounted for approximately 49% of net sales in fiscal year 2026 and 50% in fiscal year 2025.

The two customers with individual accounts receivable balances greater than 10% as of June 30, 2026 were Amazon Vendor Central and Ingram Micro. As of June 30, 2026 and 2025, accounts receivable from Amazon Vendor Central represented 20% and 11% of total trade accounts receivable, respectively, while Ingram Micro accounts receivable represented 11% and 13%, respectively. Access Catalog accounts receivable as of June 30, 2026 and 2025 was less than 10% and 16%, respectively. The majority of international customers, outside of Canada, purchase products on a cash against documents or cash in advance basis. Approximately 2% and 5% of the Company's trade accounts receivable at June 30, 2026 and 2025, respectively, were foreign receivables denominated in U.S. dollars.

The Company uses contract manufacturing facilities in the People’s Republic of China and Taiwan. The majority of the contract manufacturing was done by two vendors with one vendor representing approximately 71% and 68% of the manufacturing costs in fiscal years 2026 and 2025, respectively. The Company has a long-term relationship with this vendor. However, increased costs from the vendor or an interruption of supply from this vendor could have a material adverse effect on the Company's profit margins and profitability.

19.    SEGMENT INFORMATION

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

Years Ended June 30,	2026	2025
Net sales	$13,020,773	$12,624,170
Cost of goods sold	7,568,362	7,850,572
Gross profit margin	41.9%	37.8%
Selling, general and administrative expenses:
New product certification and compliance testing	54,376	226,719
Legal and professional expense	1,132,874	999,359
Deferred compensation expense	235,831	133,330
Other selling, general and administrative expenses	5,541,781	5,151,313
Selling, general and administrative expenses	6,964,862	6,510,721
Net loss	(391,464)	(874,831)

Segment net loss includes interest income, other income, interest expense and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of June 30,	2026	2025
Cash and cash equivalents	$3,020,840	$2,807,797
Available-for-sale investments, at fair value	16,803,056	—
Short term investments held-to-maturity, at amortized cost	—	12,879,882
Long term investments held to maturity, at amortized cost	—	4,000,774
Inventories	4,592,090	4,885,067
Total segment assets	36,658,764	37,184,609

Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding Consolidated Financial Statement line items.

20.    LEGAL MATTERS

As of June 30, 2026, the Company is involved in the following matters described below:

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

•In early fiscal 2020, the Company was notified by One-E-Way, Inc. (“One-E-Way”) that some of the Company's wireless products may infringe on certain One-E-Way patents. A Supplemental Notice of Infringement was served on the Company on March 18, 2025 and the complaint was resolved in September 2025. The matter was resolved at a cost of $22,200 and had been adequately accrued as of the end of the prior fiscal year.

•On November 20, 2025, the Company resolved its lawsuit against PEAG, LLC d/b/a JLab Audio and granted a license covering certain of its patents. Gross proceeds of $250,000 were recognized and recorded as other income during fiscal year 2026. Total contingent legal fees and related expenses of $250,000 offset these proceeds and were recorded as a selling, general and administrative expense during the fiscal year.

•The patent infringement lawsuit between the Company and Skullcandy Inc. is in the appeal stage after a federal judge in Utah dismissed the case with prejudice on March 25, 2026. This lawsuit is the last remaining case in a series of litigation initiated by the Company against major headphone manufacturers in 2020.

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

14	Koss Corporation Code of Ethics. Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated by reference herein.
19.1	Koss Corporation Insider Trading and Tipping Policy, Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and incorporated by reference herein.
21.1	Subsidiaries of Koss Corporation. Filed as Exhibit 21.1 to the Company’s Annual report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference.
23.1	Consent of Wipfli LLP. **
31.1	Rule 13a -14(a)/15d-14(a) Certification of Chief Executive Officer. **
31.2	Rule 13a -14(a)/15d-14(a) Certification of Chief Financial Officer. **
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
97	Koss Corporation Incentive-Based Compensation Clawback Policy. Filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and incorporated herein by reference.

101

The following financial information from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and 2025, (ii) Consolidated Statements of Operations for the years ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025 and (vi) the Notes to the Consolidated Financial Statements.

104

The cover page from Koss Corporation’s Annual Report on Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on August 28, 2026, formatted in XBRL Cover Page Interactive Data File **

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

KOSS CORPORATION

By:	/s/ Michael J. Koss	August 28, 2026
Michael J. Koss
Chairman
Chief Executive Officer

By:	/s/ Kim M. Schulte	August 28, 2026
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 28, 2026.

/s/ Michael J. Koss	/s/ Thomas L. Doerr
Michael J. Koss, Director	Thomas L. Doerr, Director

/s/ Lenore E. Lillie	/s/ William J. Sweasy
Lenore E. Lillie, Director	William J. Sweasy, Director