Form 10-Q
period 2026-09-30
KOSS CORP
filed 2026-10-30
CIK 56701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2026

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

At October 26, 2026, there were 9,466,438 shares outstanding of the registrant’s common stock.

KOSS CORPORATION

FORM 10-Q

September 30, 2026

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

KOSS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$2,014,772	$3,020,840
Available-for-sale investments, at fair value	16,707,708	16,803,056
Accounts receivable, less allowance for credit losses of $2,043 at September 30, 2026 and June 30, 2026	1,037,538	1,221,760
Inventories	4,580,084	4,592,090
Prepaid expenses and other current assets	498,298	236,234
Interest receivable	133,586	110,667
Income taxes receivable	956	17,386
Total current assets	24,972,942	26,002,033

Equipment and leasehold improvements, net	1,863,187	1,498,230

Other assets:
Finance lease right-of-use asset	18,501	21,144
Operating lease right-of-use asset	2,190,682	2,257,839
Cash surrender value of life insurance	7,127,707	6,879,518
Total other assets	9,336,890	9,158,501

Total assets	$36,173,019	$36,658,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$664,478	$293,657
Accrued liabilities	546,647	1,007,487
Deferred revenue	245,363	241,432
Finance lease liability	10,757	10,551
Operating lease liability	269,672	266,163
Income taxes payable	38,532	43,981
Total current liabilities	1,775,449	1,863,271

Long-term liabilities:
Deferred compensation	2,444,124	2,462,285
Deferred revenue	136,284	139,163
Finance lease liability	8,631	11,398
Operating lease liability	1,954,243	2,022,992
Total long-term liabilities	4,543,282	4,635,838

Total liabilities	6,318,731	6,499,109

Stockholders' equity:
Common stock, $0.005 par value, authorized 20,000,000 shares; issued and outstanding 9,466,438 shares at September 30, 2026 and June 30, 2026	47,332	47,332
Paid in capital	13,819,448	13,787,367
Accumulated other comprehensive loss	(208,229)	(104,949)
Retained earnings	16,195,737	16,429,905
Total stockholders' equity	29,854,288	30,159,655

Total liabilities and stockholders' equity	$36,173,019	$36,658,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30
	2026	2025
Net sales	$3,094,078	$4,070,778
Cost of goods sold	1,872,243	2,442,086
Gross profit	1,221,835	1,628,692

Selling, general and administrative expenses	1,622,430	1,674,732

Loss from operations	(400,595)	(46,040)

Other income (expense):
Interest income	169,070	293,128
Interest expense	(409)	(599)
Total other income, net	168,661	292,529

(Loss) income before income tax provision	(231,934)	246,489

Income tax provision	2,234	2,760

Net (loss) income	$(234,168)	$243,729

(Loss) income per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted-average number of shares:
Basic	9,466,438	9,456,438
Diluted	9,466,438	9,537,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
	September 30
	2026	2025
Net (loss) income	$(234,168)	$243,729
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(103,280)	—
Total comprehensive (loss) income	$(337,448)	$243,729

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30
	2026	2025
Operating activities:
Net (loss) income	$(234,168)	$243,729
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of equipment and leasehold improvements	84,354	67,427
Net amortization of discount on treasury securities	(7,932)	(63,594)
Amortization of finance lease right-of-use asset	2,643	2,643
Noncash operating lease expense	1,917	1,918
Stock-based compensation expense	32,081	1,474
Change in cash surrender value of life insurance	(218,268)	(193,324)
Provision for deferred compensation	(18,161)	160,884
Net changes in operating assets and liabilities:
Accounts receivable	184,222	172,215
Inventories	12,006	237,748
Prepaid expenses and other current assets	(262,064)	273,008
Interest receivable	(22,919)	16,814
Income taxes receivable	16,430	5,882
Income taxes payable	(5,449)	(9,870)
Accounts payable	370,821	(110,333)
Accrued liabilities	(460,840)	(65,759)
Deferred revenue	1,052	21,755
Net cash (used in) provided by operating activities	(524,275)	762,617

Investing activities:
Purchase of equipment and leasehold improvements	(449,311)	(1,100)
Life insurance premiums paid	(29,921)	(51,301)
Purchases of treasury securities	—	(999,729)
Net cash used in investing activities	(479,232)	(1,052,130)

Financing activities:
Principal payments on finance lease obligations	(2,561)	(2,371)
Net cash used in financing activities	(2,561)	(2,371)

Net decrease in cash and cash equivalents	(1,006,068)	(291,884)
Cash and cash equivalents at beginning of period	3,020,840	2,807,797
Cash and cash equivalents at end of period	$2,014,772	$2,515,913

	Three Months Ended
	September 30
	2026	2025
Supplemental cash flow information:
Right of use assets obtained in exchange for finance lease liabilities	—	31,716
Cash paid for interest on finance lease liability	409	599
Acquisition of fixed asset through assumption of a liability	—	269,471
Cash paid (refunded) for income taxes:
State of Illinois	(16,430)
State of New Jersey	2,250	1,000
State of New York	2,028	2,022
State of Texas	1,400	2,000
State of California	800	—
State of North Carolina	255	—
State of Tennessee	241	—
Other	708	1,805
Total cash paid (refunded) for income taxes	$(8,748)	$6,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2026
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 30, 2026	9,466,438	$47,332	$13,787,367	$(104,949)	$16,429,905	$30,159,655
Net loss	—	—	—	—	(234,168)	(234,168)
Stock-based compensation expense	—	—	32,081	—	—	32,081
Unrealized loss on available-for-sale securities	—	—	—	(103,280)	—	(103,280)
Balance, September 30, 2026	9,466,438	$47,332	$13,819,448	$(208,229)	$16,195,737	$29,854,288

	Three Months Ended September 30, 2025
				Accumulated
				Other
	Common Stock		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 30, 2025	9,456,438	$47,282	$13,741,384	$—	$16,821,369	$30,610,035
Net income	—	—	—	—	243,729	243,729
Stock-based compensation expense	—	—	1,474	—	—	1,474
Balance, September 30, 2025	9,456,438	$47,282	$13,742,858	$—	$17,065,098	$30,855,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOSS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, the condensed consolidated statements of comprehensive (loss) income for the three months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025, and the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2026 and 2025, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have not been audited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for any interim period are not necessarily indicative of the operating results that may be experienced for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, reserves for excess and obsolete inventories, long-lived and right-of-use assets, income tax valuation allowance, stock-based compensation and deferred compensation. Actual results could differ from the Company's estimates.

B)    INVESTMENTS

The Company’s investments consist of debt securities classified as available-for-sale and are recorded at fair value. Any unrealized gains or losses arising from changes in the fair value of these available-for-sale debt securities are recognized in accumulated other comprehensive income (loss) until they are realized through the sale of the securities or if an impairment is identified. Available-for-sale debt securities are classified as short-term investments in the Company’s condensed consolidated financial statements as management intends to use the proceeds from the sales of these securities to fund potential acquisitions, although the exact timing of such acquisitions is currently undetermined.

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

C)    FAIR VALUE MEASUREMENTS

Cash equivalents, accounts receivable, and accounts payable approximate fair value based on the short maturity of these instruments. The Company’s U.S. treasury debt securities at September 30, 2026 and June 30, 2026 are recorded at fair value as they are classified as available-for-sale. They have a readily available market price (Level 1 input), thus a lesser degree of judgment needs to be used in measuring fair value, and fair value was determined by quoted market prices. The fair value is based upon quoted market prices and is disclosed in Note 2.

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

State income tax provisions of $2,234 and $2,760 were recorded for the three-month periods ending September 30, 2026 and 2025, respectively, for the required minimum state tax payments. No federal income tax provisions were recorded during the first three months of fiscal years 2026 and 2025 due to net operating loss carryforwards (“NOLs”) available to offset taxable income. Application of available NOLs to potential future taxable income would minimize any tax payment requirements. NOLs arising in tax years beginning after December 31, 2017 are limited to 80 percent of taxable income per the Tax Cuts and Jobs Act (“TCJA”) and, as such, the future utilization of all federal NOLs available to the Company are so limited.

The Company's tax loss carryforward as of September 30, 2026 was approximately $35,240,000. Given the cumulative taxable losses for the last three years, excluding one-time items, the expectation for utilization of the estimated tax loss carryforward is not likely, and as such, the future realization of this continues to be uncertain. The valuation allowance was adjusted to continue to fully offset the net deferred tax asset as there is sufficient negative evidence to support a full valuation allowance.

F) DEFERRED COMPENSATION

The Company’s deferred compensation liability is for a current officer and is calculated based on years of service and compensation, along with various assumptions related to expected retirement date, discount rates, and mortality tables. The related expense is calculated using the net present value of the expected payments and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The deferred compensation liability recorded at September 30, 2026 and June 30, 2026 is $2,444,124 and $2,462,285, respectively. Compensation income of $18,161 was recorded during the three months ended September 30, 2026, mostly due to an increase in the discount factor from 5.67% at June 30, 2026 to 6.18% at September 30, 2026 and offset somewhat by an additional year of service earned. Expense of $160,884 was recorded during the three-month period ended September 30, 2025 as a result of the increase in the deferred compensation liability for the current officer, due mainly to the annual increase in the future payments earned under the arrangement due to completing an additional year of service, as well as a decrease in the discount factor. The discount factor used to calculate the net present value of the liability was 5.81% at June 30, 2025 and declined to 5.53% at September 30, 2025.

G) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In July 2025, FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a targeted amendment to the Current Expected Credit Losses (CECL) model, allowing entities to elect a practical expedient that assumes current macroeconomic conditions as of the balance sheet date will remain unchanged over the short remaining life of qualifying trade accounts receivable and contract assets.

The Company adopted ASU 2025-05 prospectively as of July 1, 2026 and has elected to apply this practical expedient to its portfolio of trade accounts receivable. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 40): Disaggregation of Certain Income Statement Expenses, which was subsequently amended by ASU 2025-01 in January 2025 to clarify and refine certain requirements. The ASU requires public business entities to disclose in the notes to the financial statements the amounts of employee compensation, depreciation, amortization, and inventory costs included in each relevant income statement line item. The guidance also requires disclosure of other expense categories if they are significant to an understanding of the entity’s financial performance. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied either retrospectively to all prior periods presented or prospectively. Early adoption is permitted.

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

2.    INVESTMENTS

The following tables summarize the amortized cost and fair value of the debt securities available for sale at September 30, 2026 and June 30, 2026:

	September 30, 2026
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,915,937	$498	$208,727	$16,707,708
Total	$16,915,937	$498	$208,727	$16,707,708

	June 30, 2026
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
US Treasury securities	$16,908,005	$4,258	$109,207	$16,803,056
Total	$16,908,005	$4,258	$109,207	$16,803,056

The following tables summarize the fair value and amortized cost basis of the debt securities by contractual maturity as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Amortized Cost Basis	Fair value
Due within one year	$4,001,845	$4,000,940
Due after one year through five years	12,914,092	12,706,768
Total	$16,915,937	$16,707,708

	June 30, 2026
	Amortized Cost Basis	Fair value
Due within one year	$4,001,624	$4,005,883
Due after one year through five years	12,906,381	12,797,173
Total	$16,908,005	$16,803,056

3.    INVENTORIES

The components of inventories were as follows:

	September 30, 2026	June 30, 2026
Raw materials	$1,860,947	$1,838,780
Finished goods	4,601,085	4,623,228
Inventories, gross	6,462,032	6,462,008
Reserve for obsolete inventory	(1,881,948)	(1,869,918)
Inventories, net	$4,580,084	$4,592,090

4.    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future taxable income and deductions implicit in the condensed consolidated balance sheets. The Company’s income tax expense for the three months ended September 30, 2026 and 2025 consisted of the following:

Three Months Ended September 30,	2026	2025
Federal	$—	$—
State	2,234	2,760
Foreign	—	—
Total income tax provision	$2,234	$2,760

All income is derived from domestic operations.

For the three months ended September 30, 2026 and 2025, the effective tax rate was less than 1% and 1.1%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2026.

The effective tax rate for the current quarter differs from the U.S. federal statutory rate of 21% primarily due to:

•State income taxes, net of federal benefit

•Officer life insurance

•Non-deductible meals and entertainment expense

•Research and development tax credits

•Nondeductible stock options expense

•Changes in valuation allowances on deferred tax assets

No material changes in uncertain tax positions or valuation allowances were recorded during the three-month periods ended September 30, 2026 or 2025.

5.    CREDIT FACILITY

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2026, extended the maturity date to October 31, 2028. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2026, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2026 and June 30, 2026, there were no outstanding borrowings on the facility.

6.    REVENUE RECOGNITION

The Company disaggregates its net sales by geographical location as it believes it best depicts how the nature, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table summarizes net sales by geographical location:

	Three Months Ended
	September 30,
	2026	2025
United States	$2,367,008	$3,321,738
Export	727,070	749,040
Net Sales	$3,094,078	$4,070,778

Deferred revenue relates primarily to consumer and customer warranties. These constitute future performance obligations, and the Company defers revenue related to these future performance obligations. Effective July 1, 2026, the Company decreased its deferral rate from 8% to 6% for export sales to reflect recent warranty experience. The Company’s deferral rate for domestic sales remained at

3%. In the three months ended September 30, 2026 and 2025, the Company recognized revenue, which was included in the deferred revenue liability at the beginning of those periods of $78,750 and $85,730, respectively, for performance obligations related to consumer and customer warranties. The Company estimates that the deferred revenue performance obligations are satisfied within one year to three years and therefore uses that same timeframe for recognition of the deferred revenue.

7. (LOSS) INCOME PER COMMON AND COMMON STOCK EQUIVALENT SHARE

Basic (loss) income per common share is computed based on the weighted-average number of common shares outstanding. Diluted (loss) income per common share is calculated assuming the exercise of stock options except where the result would be anti-dilutive. The following table reconciles the numerator and denominator used to calculate basic and diluted loss per share:

	Three Months Ended September 30,
	2026	2025
Numerator
Net (loss) income	$(234,168)	$243,729

Denominator
Weighted average shares, basic	9,466,438	9,456,438
Dilutive effect of stock compensation awards (1)	—	81,379
Diluted shares	9,466,438	9,537,817

Net (loss) income attributable to common shareholders per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

(1) Weighted average stock options excluded during the three months ended September 30, 2026 due to anti-dilution were 269,000. For the three months ended September 30, 2025, no stock options were anti-dilutive.

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

9.    ACCOUNTS RECEIVABLE CONCENTRATIONS

As of September 30, 2026, two of the Company’s customers each represented more than 10% of total accounts receivable, and collectively these customers accounted for approximately 33% of total accounts receivable (19% and 14%, respectively). At June 30, 2026, two of the Company’s customers each represented more than 10% of total accounts receivable, and collectively accounted for approximately 31% of total accounts receivable (20% and 11%, respectively).

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

The CODM regularly reviews revenue, certain significant expense categories, net (loss) income and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

Three Months Ended September 30,	2026	2025
Net sales	$3,094,078	$4,070,778
Cost of goods sold	1,872,243	2,442,086
Gross profit margin	39.5%	40.0%
Selling, general and administrative expenses:
New product certification and compliance testing	-	13,032
Legal and professional expense	249,250	229,134
Deferred compensation (income) expense	(18,161)	160,884
Other selling, general and administrative expenses	1,391,341	1,271,682
Selling, general and administrative expenses	1,622,430	1,674,732
Net (loss) income	(234,168)	243,729

Segment net loss includes interest income, interest expense and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

As of	September 30, 2026	June 30, 2026
Cash and cash equivalents	$2,014,772	$3,020,840
Available-for-sale investments, at fair value	16,707,708	16,803,056
Inventories	4,580,084	4,592,090
Total segment assets	36,173,019	36,658,764

Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items.

11.    LEGAL MATTERS

As of September 30, 2026, the Company is involved in the matters described below:

The Company maintains a program focused on enforcing its intellectual property and, in particular, certain patents in its patent portfolio. As part of this program, the Company filed complaints against certain parties alleging infringement on the Company’s patents relating to its wireless audio technology. In the event that a monetary award or judgment is received by the Company in connection with these complaints, all or portions of such amounts, such as contingent legal fees, will be due to third parties. The Company may incur additional fees and costs related to these lawsuits, however, timing and impact on its condensed consolidated financial statements is uncertain. Depending on the response to and the underlying results of the enforcement program, the Company may continue to litigate its claims, enter into licensing arrangements or reach some other outcome potentially advantageous to its competitive position.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-Q, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-Q, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: continued future fluctuations in economic conditions; the Company’s ability to successfully develop new products and assess potential market opportunities; the receptivity of consumers to new consumer electronics technologies; the Company’s ability to successfully and profitably market its products; the rate and consumer acceptance of new product introductions; the amount and nature of competition for the Company’s products; pricing; the number and nature of customers and their product orders; the Company’s ability to meet demand for products; production by third party vendors; foreign manufacturing, sourcing, and sales (including foreign government regulation, trade and importation concerns); uncertainties associated with the pandemics and other health crises or natural disasters, including their possible effects on the Company’s operations and its supply chain; changes in trade policies and tariffs, import and export restrictions; the impact of the ongoing conflicts in Eastern Europe and the instability and escalation in the Middle East on the Company’s operations; the effects of any judicial, executive or legislative action affecting the Company or the audio/video industry; borrowing costs; changes in tax rates; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; any impacts of future acquisitions or other strategic transactions; the possibility that costs or difficulties related to the integration of acquired businesses' operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the Company’s ability to retain and hire key personnel and other risk factors described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and subsequently filed Quarterly Reports on Form 10-Q.

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

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements our management’s discussion and analysis for the year ended June 30, 2026 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2026, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

During fiscal year 2026, management announced its intention to pursue acquisition targets as part of its "diversification by acquisition" strategy. The Company expects this expanded strategy to substantially change its financial profile and generate predictable, recurring revenue streams. However, during the acquisition phase, selling, general and administrative costs are expected to increase.

Financial Results

The following table presents selected financial data for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30
Financial Performance Summary	2026	2025
Net sales	$3,094,078	$4,070,778
Net sales (decrease) increase % from prior year period	(24.0)%	27.1%
Gross profit	$1,221,835	$1,628,692
Gross profit as % of net sales	39.5%	40.0%
Selling, general and administrative expenses	$1,622,430	$1,674,732
Selling, general and administrative expenses as % of net sales	52.4%	41.1%
Interest income	$169,070	$293,128
Interest expense	$(409)	$(599)
(Loss) income before income tax provision	$(231,934)	$246,489
(Loss) income before income tax provision as % of net sales	(7.5)%	6.1%
Income tax provision	$2,234	$2,760
Income tax provision as % of (loss) income before income tax provision	(1.0)%	1.1%

Fiscal 2027 Period Results Compared with Fiscal 2026 Period

(comments refer to the three- month periods ended September 30, 2026 and 2025 unless otherwise noted)

Net sales for the three months ended September 30, 2026 were $3,094,000 compared to $4,071,000 for the three months ended September 30, 2025, a decrease of $977,000, or 24.0%. The prior year’s first quarter included a considerable sale involving a new product introduction and rollout in the Education segment that did not require a repeat in the first quarter of fiscal 2027. Increased sales to certain domestic distributors during the first quarter of fiscal 2027 helped to offset some of that decline.

Export sales for the current quarter were relatively consistent with those for the same period in the prior year, with sales of $727,000 for the three months ended September 30, 2026 compared to the prior year’s first quarter sales of $749,000, a slight decrease of $22,000, or 2.9%. An approximately 17% increase in sales to European distributors over the prior year was more than offset by a decline in sales to Asia as a result of a smaller reorder in the early part of the year compared to the same period in the prior year.

For the three months ended September 30, 2026, sales to the domestic markets totaled $2,367,000, a decline of $955,000, or 28.7%, compared to sales of $3,322,000 for the same period in the prior year. The significant sale to a particular Education customer during the first three months of the prior year did not recur in the same period in the current year. However, increased sales to other customers in the Education segment helped to slightly offset that decline, along with higher sales to certain of the Company’s domestic distributors, representing a continued demand for specialty headphones.

Gross profit as a percentage of net sales for the three months ended September 30, 2026 was 39.5% against a gross profit percentage of 40.0% for the comparable period in the prior year, a decrease of 50 basis points. The impact of fixed overhead manufacturing costs for a lower sales base, coupled with increased freight rates due to general rate increases and peak season surcharges, was mostly offset by the recognition of approximately $76,000 of the final tranche of refunds of the International Emergency Economic Powers Act (IEEPA) and reciprocal tariffs on product sourced from China. These tariffs were received in the fourth quarter of the prior year but were not recognized in the condensed consolidated financial statements until they could be clearly matched to specific duties paid after further research by the U.S. Customs and Border Protection (CBP) and company personnel. No other refunds for IEEPA tariffs are expected.

Shipment costs increased during the first quarter of fiscal 2027 due to general freight rate increases and peak season surcharges driven by heavy early holiday front-loading, peak-season demand, capacity crunches, and geopolitical route pressures from the ongoing Middle East crisis. The Company expects costs of shipments to be consistent or increase in the coming quarter as additional peak season surcharges are assessed. The Company continues its relationship with a dedicated freight forwarder to help mitigate the impact of higher rates. The Company continues to monitor current events and further supply chain and tariff developments in order to be prepared to react as necessary to maintain product availability.

The tariff landscape for China-sourced products has been incredibly volatile over the last few months. Following the Supreme Court's strike-down of the broad emergency-power IEEPA tariffs earlier in the calendar year, the temporary 10% surcharge under Section 122 expired on July 24, 2026. At the same time that these tariffs expired, a 12.5% Section 301 forced labor tariff covering headphone products from China was enacted immediately, and stacked directly on top of any applicable original, baseline Section 301 duties, in order to prevent a gap in trade enforcement. On October 7, 2026, the Office of the U.S. Trade Representative (USTR) formally announced that these tariffs will not terminate and are officially being continued. Following a high-profile summit between President Trump and Chinese President Xi Jinping in late September, a $60 billion reciprocal tariff reduction deal was announced, the “30-for-30” framework, that offers potential relief but, unfortunately, excludes headphones. The Company continues to monitor trade newsletters and executive orders so as to be able to react to tariff changes immediately.

Selling, general, and administrative expenses were $1,622,000 for the three months ended September 30, 2026, a decrease of $52,000, or 3.1%, from $1,675,000 for the same period in the prior year. The decrease was driven primarily by the lower deferred compensation liability required for the current quarter compared to the first quarter in fiscal 2026 as a result of increasing interest rates utilized as the discount factor for the deferred compensation liability calculation. The lower sales commissions and a larger increase in the value of the cash surrender value of the life insurance policies on two of the Company’s executives also contributed to the decline in selling, general and administrative expenses. Salaries on additional headcount hired in the last quarter of fiscal 2026 offset a significant portion of the favorability.

State tax expense of $2,234 and $2,760 was recorded for the three months ended September 30, 2026 and 2025, reflecting the minimum required state tax due. No federal income taxes were recorded during the first three months of either fiscal year as a result of the net operating loss (NOL) carryforwards available to offset most taxable income. The effective tax rate for the three months ended September 30, 2026 and 2025 was less than 1% and 1.1%, respectively. It is anticipated that the effective rate in future years will continue to be reduced by utilization of a portion or all of the available federal and state NOL carryforwards that existed as of June 30, 2026.

The Company’s expected federal tax loss carryforward is expected to approximate $35,240,000 at the end of fiscal year 2027. The current fiscal year to date adjustment to the net operating loss carryforward increased the deferred tax asset related to the Company’s federal and state net operating loss carry forwards to approximately $8,882,000 as of September 30, 2026. The valuation allowance was adjusted accordingly to fully offset the net deferred tax asset as there is not sufficient positive evidence to support a reduction in a full valuation allowance as, excluding unusual, infrequent items, a three-year cumulative tax loss has occurred.

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

The Company believes that its financial position remains strong. The Company had $2.0 million of cash and cash equivalents, $16.7 million of short-term investments and available credit facilities of $5.0 million on September 30, 2026.

Recent Trends

Recent and ongoing macroeconomic and geopolitical conditions have impacted, and will continue to impact, our business. These include economic uncertainty from tariff volatility and global trade tensions, persistent inflation pressures, moderate, uneven growth in the labor market and steady unemployment, increasing borrowing costs, continually declining consumer confidence, disruption in our supply chain, civil unrest in parts of Europe, the war in Ukraine, instability in energy markets, the ongoing conflicts in the Middle East and an increased risk of international and domestic cyberattacks.

While the impact of these factors on our fiscal 2027 performance remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Tariffs – On July 24, 2026, the temporary 150-day global 10% tariff surcharge put in place under Section 122 expired. At the same time, the U.S. Trade Representative implemented replacement Section 301 tariffs tied to forced-labor import-policy findings, generally applying additional duties of 10% or 12.5% to imports from a broad group of economies, including China. For goods originating from China, these measures apply in addition to existing product-specific tariffs, including Section 301 duties and any other applicable duty programs, so the Company’s effective duty burden remains dependent on product classification, country of origin, entry date, and any applicable exclusions. Also, in September 2026, the U.S. and Chinese governments reached a reciprocal trade agreement that resulted in an aggregate $60 billion bilateral tariff reduction ($30 billion per side) targeted primarily at non-sensitive consumer items, select medical devices and American agricultural products. The agreement also included specific Chinese purchasing commitments for U.S. agricultural commodities and coal. At the same time, the existing bilateral trade truce from October 2025, which paused tariff escalations originally scheduled and reduced the average U.S. tariff rate on Chinese imports and fentanyl-related tariffs to 47% and 10%, respectively, was formally extended by two months to January 2027. Tariffs and tariff uncertainty continue to impact duty costs for goods sourced from China and has contributed to inflationary pressure, reduced consumer confidence, cuts to discretionary spending, switching to lower-priced brands, and delayed purchases, which had an impact on the Company’s sales volumes. As such, the Company continues to monitor trade policy developments and evaluate mitigation strategies to assess the impact on inflation and consumer sentiment which, in turn, could impact operations, planning, and financial conditions.

Geopolitical Conflicts – The continuing Russia-Ukraine crisis and instability in the Middle East, including the conflict between the United States and Iran, pose material risks to global crude oil and refined fuel markets. Disruptions to Middle Eastern supply routes, including the Strait of Hormuz, could result in sharp and sustained increases in fuel prices, supply chain disruptions and uncertainty in the financial markets. Our business operations and supply chain are exposed to such geopolitical volatility, and the prolonged conflicts could compound inflationary pressures and dampen broader U.S. business activity in ways that may materially and adversely affect our financial condition and results of operations.

Inflationary Cost Environment and the Impact on Consumer Confidence – Global inflation has continued to persist driven by continuous price pressures, notably energy, which is considered a source of pressure to input costs. The primary catalyst for the recent “sticky” inflation appears to be the swing in energy costs triggered by the conflicts in the Middle East. In response to the persistent price pressures, the Federal Reserve raised the benchmark interest rate by 25 basis points at its September 2026 meeting, the first increase in three years. Due to the combination of higher energy costs, rising interest rates and higher input costs, consumer confidence has suffered a setback resulting in consumers potentially putting off making purchase decisions and cutting back on overall spending, which could impact the Company’s sales volumes.

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

U.S.-China tariff policies have disrupted supply chains and affected domestic industries and global trade. Continued geopolitical tensions between China and Taiwan may affect future shipments from Taiwan-based suppliers. Adverse changes in social, political, regulatory, or economic conditions could increase product costs or delay shipments. Any escalation of trade tensions might lead to retaliatory trade restrictions, potentially affecting the Company's ability to source products from China or conduct business internationally. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, with limited ability to pass increased tariffs and freight costs onto customers. Future broad tariff changes may shift supply chains out of China, which could cause inflation to rise, impacting costs and consumer demand. The Company will continue to monitor the evolving situation and others that may arise as the continued rising inflation, interest rates and energy prices could potentially exacerbate disruptions in the supply chain, delay product shipments and increase transportation costs.

Artificial intelligence - Advances in artificial intelligence have increased the sophistication, frequency and effectiveness of cyber threats, including phishing attacks, business email compromise, credential theft, malware, social engineering and other attempts to gain unauthorized access to information systems or confidential data. Artificial intelligence technologies also may facilitate fraudulent communications, including convincing text, voice or video impersonations of employees, executives, suppliers or customers, which could result in unauthorized financial transactions, disclosure of sensitive information or operational disruption.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows from operating, investing and financing activities for the three months ended September 30, 2026 and 2025:

Total cash (used in) provided by:	2026	2025
Operating activities	$(524,275)	$762,617
Investing activities	(479,232)	(1,052,130)
Financing activities	(2,561)	(2,371)
Net decrease in cash and cash equivalents	$(1,006,068)	$(291,884)

Operating Activities

The cash used in operating activities during the three months ending September 30, 2026 was primarily driven by the increase in prepaid assets as a result of the payment of the premiums for renewal of the Company’s insurance policies. The net loss from operations for the quarter was somewhat offset by a net improvement in the Company’s remaining working capital components, excluding the prepaid assets. Cash provided by operating activities during the three months ending September 30, 2025 was primarily due to the IRS refund of $512,000 relating to employer payroll taxes incorrectly paid in prior years on the gains from the disqualifying dispositions of incentive stock options combined with improvements in cash flow related to working capital, namely the reduction of inventory levels and the collection of customer receivables.

Investing Activities

The key driver behind cash used by investing activities during the three months ended September 30, 2026 was fixed asset additions which consisted of replacement of the fourth and final roof sections of the Company’s building at a cost of $449,000. The Company also paid premiums of $30,000 on the company-owned life insurance policies on two of its executives. Cash used by investing activities for the three months ended September 30, 2025 was primarily due to the purchase of a new U.S. Treasury security after receipt of payment on a significant order that was shipped in the first quarter of fiscal 2025. The $1,020,000 security was purchased at a $20,000 discount. The Company also paid premiums of $51,000 on the company-owned life insurance policies on two of its executives.

Financing Activities

The only cash used by financing activities during the first three months ended September 30, 2026 and 2025 was for principal payments on a finance lease for certain warehouse equipment.

As of September 30, 2026 and June 30, 2026, the Company had no outstanding borrowings on its bank line of credit facility.

There were no purchases of common stock in the three months ended September 30, 2026 or 2025 under the Company’s stock repurchase program.

Liquidity

The Company classifies its debt securities with a fair value of $16,707,708 as available-for-sale in order to provide increased flexibility in managing its liquidity and capital resources and the funding requirements of potential acquisition opportunities related to the Company’s strategy of diversification by acquisition.

The Company believes its existing cash, cash equivalents, the investments in U.S. Treasury securities and borrowings available under its credit facility will be sufficient to meet its anticipated working capital, and capital expenditure requirements during the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. If the Company is unable to generate sufficient cash flow from operations, then it may be required to sell assets, reduce capital expenditure, or draw on its credit facilities.

Credit Facility

On May 14, 2019, the Company entered into a secured credit facility (“Credit Agreement”) with Town Bank (“Lender”). The Credit Agreement provides for a $5,000,000 revolving secured credit facility for letters of credit for the benefit of the Company of up to a sublimit of $1,000,000. There are no unused line fees in the credit facility. On January 28, 2021, the Credit Agreement was amended to change the interest rate to Wall Street Journal Prime less 1.50%. An amendment to the Credit Agreement effective October 30, 2026, extended the maturity date to October 31, 2028. The Company and the Lender also entered into a General Business Security Agreement dated May 14, 2019 under which the Company granted the Lender a security interest in substantially all of the Company’s assets in connection with the Company’s obligations under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The negative covenants include restrictions on other indebtedness, liens, fundamental changes, certain investments, disposition of assets, mergers and liquidations, among other restrictions. As of September 30, 2026, the Company was in compliance with all covenants related to the Credit Agreement. As of September 30, 2026 and June 30, 2026, there were no outstanding borrowings on the facility.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Off-Balance Sheet Transactions

At September 30, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

As part of its intellectual property enforcement program, on July 22, 2020, the Company brought patent infringement suits against certain parties, including Skullcandy, Inc., alleging infringement of the Company’s patents relating to its wireless headphone technology and seeking monetary relief and attorneys’ fees. In late March 2026, a Utah federal judge dismissed the Company’s lawsuit against Skullcandy, Inc., the last remaining patent infringement lawsuit in a series of legal actions filed starting in 2020. The Company is appealing this decision.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the Securities and Exchange Commission on August 28, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2026, by the Company.

COMPANY REPURCHASES OF EQUITY SECURITIES

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2026	—	$—	—	$2,139,753
August 1 - August 31, 2026	—	$—	—	$2,139,753
September 1 - September 30, 2026	—	$—	—	$2,139,753

(1)In April of 1995, the Board of Directors approved a stock repurchase program authorizing the Company to purchase from time to time up to $2,000,000 of its common stock for its own account. Subsequently, the Board of Directors periodically has approved increases in the stock repurchase program. The most recent increase was for an additional $2,000,000 in October 2006, for a maximum of $45,500,000 of which $43,360,247 had been expended through September 30, 2026.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Koss Corporation, as in effect on November 19, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009 and incorporated herein by reference.

3.2	By-Laws of Koss Corporation. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
3.3	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K on March 9, 2006 and incorporated herein by reference.
3.4	Amendment to the By-Laws of Koss Corporation. Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K on August 27, 2020 and incorporated herein by reference.
10.1	Fifth Amendment to Revolving Credit Agreement, effective October 30, 2026, by and between the Company and Town Bank*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Certification of Michael Koss, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Kim Schulte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101

The following financial information from Koss Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2026 and 2025, (vi) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited). *

__________________________

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

KOSS CORPORATION

/s/ Michael J. Koss	October 30, 2026
Michael J. Koss
Chairman
Chief Executive Officer

/s/ Kim M. Schulte	October 30, 2026
Kim M. Schulte
Chief Financial Officer
Principal Accounting Officer